Form 10QSB
period 2000-03-31
HABERSHAM ENERGY CO
filed 2000-06-07
CIK 101704

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 2000

           Commission File Number        08924


                        HABERSHAM ENERGY COMPANY
        (Exact name of registrant as specified in its charter)


         OKLAHOMA                                       73-0981865
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)



      6975 South Union Park Center #600, Salt Lake City UT 84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600



             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                            Yes X   No

and (2) has been subject to such filing requirements for the past 90 days.


                            Yes X   No


                             4,617,424
                     (Number of shares of common
                       stock the registrant had
                  outstanding as of April 28, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.












To the Board of Directors
Habersham Energy Corporation
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Habersham Energy Corporation as of March 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Habersham Energy Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet as of September 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated January 21, 2000.

The accompanying statement of operations and cash flows for the three month and six month period ended March 31, 1999 and the three months ended December 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 19, 2000

                       HABERSHAM ENERGY COMPANY
                            Balance Sheet

                                ASSETS

                                                  March 31,      September 30,
                                                      2000           1999
                                                 (Reviewed)         (Audited)

TOTAL ASSETS                            $             -       $           -


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts Payable                            169,713            169,713

     Total Current Liabilities                   169,713           169,713

COMMITMENT AND CONTINGENCIES (Note 2)               -             -

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred Stock; 1,428 shares at $700
        par value; 0 shares issued and outstanding
           (Note 3)                                  -            -
     Common Stock authorized; 20,000,000 shares at $.10
        par value; 4,617,424 shares issued and outstanding   461,742  461,742
     Capital in Excess of Par Value                   7,884,033  7,884,033
     Accumulated (Deficit)                           (8,515,488 ) (8,515,488)

     Total Stockholders' Equity (Deficit)            (169,713 )     (169,713)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                           $     -         $      -



                       HABERSHAM ENERGY COMPANY
                       Statements of Operations
                             (unaudited)


                   For the Three   For the Three   For the Six   For the Six
                   Months Ended   Months Ended     Months Ended Months Ended
                   March 31,      March 31,        March 31,     March 31,
                   2000             1999           2000             1999
                   (Reviewed)    (Unaudited)      (Unaudited)   (Unaudited)

REVENUE            $   -      $    -     $   -     $     -

EXPENSES           $   -     $      -    $   -     $     -

NET INCOME (LOSS)
   - Before Taxes  $   -      $     -    $    -    $     -

     Taxes (Note 1)                  -                                -     -
                -

INCOME (LOSS)      $        -            $               -    $   -        $-


Loss Per Common Share       $       -    $               -    $   -        $-


Average Outstanding
    Shares        4,617,424       4,617,424         4,617,424     4,617,424


                       HABERSHAM ENERGY COMPANY
                  Statements of Stockholders' Equity
                            March 31, 2000


                                         Capital
                             Common    in excess of        Accumulated
                          Shares  Stock par value           (deficit)
Balance, September 30, 1998
 (Audited)           4,617,424 $ 461,742 $ 7,884,033   $     (8,515,488)

Net income (loss) for the year
 ended September 30, 1999      -         -          -               -

Balance, September 30, 1999
 (Audited)            4,617,424   461,742  7,884,033          (8,515,488)

Net income (loss),
     March 31, 2000        -        -         -              -

Balance, March 31, 2000
 (Unaudited)          4,617,424 $ 461,742  $7,884,033     $        (8,515,488)


                       HABERSHAM ENERGY COMPANY
                       Statements of Cash Flows


                   For the Three For the Three For the Six For the Six Months Ended Months Ended Months Ended Months Ended
                   March 31,     March 31,      March 31,     March 31,
                   2000          1999           2000          1999
                  (Reviewed)   (Unaudited)     (Unaudited)    (Unaudited)

SOURCES OF CASH

 Net earnings      $    -    $     -     $    -    $     -

CASH PROVIDED BY
  (USED FOR) OPERATING
  ACTIVITIES

 Increase/(Decrease) in:
 Taxes payable/
       Interest payable     -           -         -               -
 Accounts payable      -            -        -           -

Net Cash Provided (Used for)
     Operations         -           -         -          -

INVESTMENT
   TRANSACTIONS         -           -         -          -

FINANCING
   TRANSACTIONS         -           -         -          -

Net increase (decrease) in cash     -         -          -        -

Beginning cash balance      -           -         -               -

Ending cash balance $   -    $      -    $    -    $     -

Cash Paid For:
 Interest          $    -    $      -    $    -    $     -
 Taxes             $    -    $      -    $    -    $     -


                       HABERSHAM ENERGY COMPANY
                  Notes to the Financial Statements
                March 31, 2000 and September 30, 1999

NOTE 1 - Summary of Significant Accounting Policies

 Organization
 Habersham Energy Company (formerly U.S. Mineral & Royalty Corp.) (the "Company") was incorporated under the laws of Oklahoma on April 14, 1975 as an oil and gas exploration, development and operating company. Historically, the Company was engaged in the business of acquiring producing oil and gas properties but the Company has not had any business activity since 1995.

 Income (Loss) Per Share
 The computation of income or (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

 Income Taxes

 The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1999 which was applied retroactively.

 Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and
reporting for income tax purposes.   This statement recognizes (a) the amount
of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

 Deferred income taxes result from temporary differences in the recognition of
accounting  transactions for tax and financial reporting purposes.   There
were no temporary differences at March 31, 2000 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

 The Company has cumulative net operating loss carryforwards of over $8,000,000 at March 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not probable. Accordingly, the potential tax benefits of the net operating loss carryforwards at March 31, 2000 have been offset by valuation reserves of the same amount.

 Cash and Cash Equivalents
 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Use of Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       HABERSHAM ENERGY COMPANY
                  Notes to the Financial Statements
                March 31, 2000 and September 30, 1999

NOTE 2 - Commitments and Contingencies

 The Company has outstanding tax liabilities of approximately $10,000 from Sweetwater County, Wyoming and $1,500 from Arapahoe County, Colorado. The Company has also listed several liabilities from vendors that have been owing since 1994-95 time period when the Company was in business. There have been no contacts with these vendors for severalyears and it is doubtful that any of the liabilities will be paid, due to statute of limitations and other time lapsed considerations. The tax liabilities are real and personal property taxes and are due to also expire with the statute of limitations. Management estimates that there is a remote possibility that the Company will ever pay these liabilities and that the taxing agencies or creditor vendors will make contact or press court collections on the liabilities.

NOTE 3 - Preferred Stock

 The Company has authorized 1,428 shares of $700 par value convertible preferred stock with various rights as follows:

 - outstanding shares are entitled to receive a 5% dividend cumulative from the date of issuance.

 - outstanding shares are convertible into 100,000 shares of common stock based on a conversion price formula.

 - preferences to liquidation before common stockholders.

 - voting rights based on a conversion calculation into common stock based on the conversion price formula.

 No shares are currently outstanding and as such no preferred dividends are accrued.







ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Liquidity and Capital Resources. The Registrant has approximately $(169,713) as operating capital at March 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

 Results of Operation. Due to the lack of operations during the quarters ended March 31, 1999 and March 31, 2000, the registrant had no net income in either period.

 Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                        PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                             None
Item 2.   Changes in Securities.                                         None
Item 3.   Defaults Upon Senior Securities.                               None
Item 4.   Submission of Matters to a Vote of Security Holders.           None
Item 5.   Other Information.                                             None
Item 6.   Exhibits and Reports on Form 8-K.                              None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated April 28, 2000
                                              Habersham Energy Company

                                                /s/ Glenn Simmons











              CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



        We hereby consent to the use of our report, dated May 19, 2000, in this quarterly report on
Form 10-QSB for Habersham Energy Company.




Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 19, 2000