Form 10QSB
period 2000-06-30
HABERSHAM ENERGY CO
filed 2000-08-09
CIK 101704

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 2000

          Commission File Number        0-8924


                        HABERSHAM ENERGY COMPANY
        (Exact name of registrant as specified in its charter)


         OKLAHOMA                                       73-0981865
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


                            Yes X   No


                             4,617,424
                     (Number of shares of common
                       stock the registrant had
                  outstanding as of August 7, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through June 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                       HABERSHAM ENERGY COMPANY
                            Balance Sheet

                                ASSETS

                                                  June 30,      September 30,
                                                      2000
1999
                                                 (Unaudited)         (Audited)

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

                       HABERSHAM ENERGY COMPANY
                       Statements of Operations
                             (unaudited)


                 For the Three   For the Three  For the Nine  For the Nine
                 Months Ended    Months Ended   Months Ended  Months Ended
                   June 30,        June 30,       June 30,      June 30,
                   2000             1999           2000           1999
                (Unaudited)     (Unaudited)    (Unaudited)   (Unaudited)

REVENUE            $   -      $    -     $   -     $     -

EXPENSES           $   -     $      -    $   -     $     -

NET INCOME (LOSS)
   - Before Taxes  $   -      $     -    $    -    $     -

     Taxes (Note 1)                  -                                -     -
                -

INCOME (LOSS)      $        -            $               -    $   -        $-


Loss Per Common Share       $       -    $               -    $   -        $-


Average Outstanding
   Shares             4,617,424       4,617,424         4,617,424     4,617,424


                       HABERSHAM ENERGY COMPANY
                       Statements of Cash Flows


                For the Three  For the Three  For the Nine  For the Nine
                Months Ended   Months Ended   Months Ended  Months Ended
                  June 30,      June 30,       June 30,        June 30,
                   2000           1999           2000           1999
               (Unaudited)     (Unaudited)   (Unaudited)     (Unaudited)

SOURCES OF CASH

 Net earnings      $    -    $     -     $    -    $     -

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

                       HABERSHAM ENERGY COMPANY
                  Notes to the Financial Statements
                            June 30, 2000

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

 Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2000 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

 The Company has cumulative net operating loss carryforwards of over $8,000,000 at June 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not probable. Accordingly, the potential tax benefits of the net operating loss carryforwards at June 30, 2000 have been offset by valuation reserves of the same amount.

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


                       HABERSHAM ENERGY COMPANY
                  Notes to the Financial Statements
                            June 30, 2000

NOTE 2 - Commitments and Contingencies

 The Company has outstanding tax liabilities of approximately $10,000 from Sweetwater County, Wyoming and $1,500 from Arapahoe County, Colorado. The Company has also listed several liabilities from vendors that have been owing since 1994-95 time period when the Company was in business. There have been no contacts with these vendors for several years and it is doubtful that any of the liabilities will be paid, due to statute of limitations and other time lapsed considerations. The tax liabilities are real and personal property taxes and are due to also expire with the statute of limitations. Management estimates that there is a remote possibility that the Company will ever pay these liabilities and that the taxing agencies or creditor vendors will make contact or press court collections on the liabilities.

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







ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Liquidity and Capital Resources. The Registrant has approximately $(169,713) as operating capital at June 30, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

 Results of Operation. Due to the lack of operations during the quarters ended June 30, 1999 and June 30, 2000, the registrant had no net income in either period.

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


Dated August 7, 2000
                                          Habersham Energy Company

                                         /s/ Glenn Simmons