Form 10KSB
period 2000-09-30
HABERSHAM ENERGY CO
filed 2000-12-29
CIK 101704

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 2000

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                        Commission File No.  0-8924

                         HABERSHAM ENERGY COMPANY
          (Exact name of Registrant as specified in its charter)

                     OKLAHOMA                          73-0981865
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

       10200 WEST 44TH AVENUE, STE 400, WHEAT RIDGE CO  80033
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (303) 422-8127

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
  [ X ] YES     [    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [ X ]

Revenue for the year ended September 30, 2000:   $0.

As of December 21, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 21, 2000 the number of shares outstanding of the Registrant's Common Stock was 4,617,424.






                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          Habersham Energy Company (formerly U.S. Mineral & Royalty Corp.) (the "Company") was incorporated under the laws of Oklahoma on April 14, 1975 as an oil and gas exploration, development and operating company. Historically, the Company was engaged in the business of acquiring producing oil and gas properties but the Company has not had any business activity since 1995.

ITEM 2.  DESCRIPTION OF PROPERTY

          None.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2000 there appeared to be little or no trading in the stock of the Company.

          The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no revenue during the year ended September 30, 2000. Total stockholders' equity was $(169,713), as compared to $(169,713) at September 30, 2000. The Company has no operating capital for future operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raiseadditional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company reported a net loss of $0 for the year ended September 30, 2000, compared to a loss of $0 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 2000.

          Statements of Operations for the years ended September 30, 2000 and September 30, 1999.

          Statement of Stockholders' Equity for the period from October 1, 1998 to September 30, 2000.

          Statement of Cash Flows for the years ended September 30, 2000 and September 30, 1999.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.




                                 PART III



ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

                           Age          Director
     Name                (2000)          Since         Position with the
Company

Robert Wallace               65           1999         Director/President

Robert Wallace, President and Director, has been a teacher, counselor and school administrator in the Southern California for the last 30 years. Since his retirement from the school system, Mr. Wallace has been involved in several mergers and acquisitions for the past several years.

Mr. Wallace has a bachelors degree in animal husbandry from Brigham Young University, a masters degree in counseling psychology from Arizona State University, and a PHD in Counseling Psychology from USC.


ITEM 9.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     None.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     None.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                               Beneficially Owned
           Name            Number of           Percentage of
      of Beneficial Owner  Position Held       shares  Outstanding

Robert Wallace             Director                    -
     -
H. Ross Arnold, III        Shareholder                2,134,820
   46.2%
Middle East Associates     Shareholder                   337,720
      7.3%
Patricia Rapp              Shareholder                   240,184
      5.2%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Associates

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last year of the fiscal year ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Habersham Energy Company, Inc.

                   By:  Robert Wallace



Dated: December 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Robert Wallace          Director
                            (Principal Executive and
                             Financial Officer)             December 21, 2000






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - September 30, 2000 and 1999.

       Statements of Operations - For the years ended September 30, 2000 and September 30, 1999.

       Statement of Stockholders' Equity - For the period from October 1, 1998 to September 30, 2000.

       Statement of Cash Flows - For the years ended September 30, 2000 and September 30, 1999.

       Notes to Financial Statements










                     INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Habersham Energy Company
Salt Lake City, Utah

We have audited the accompanying balance sheet of Habersham Energy Company (An Oklahoma corporation) as of September 30, 2000 and 1999 and the related statements of operations, stockholders' (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the management of Habersham Energy Company Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Habersham Energy Company as of September 30, 2000 and 1999, and the results of their operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




November 17, 2000

                       HABERSHAM ENERGY COMPANY
                            Balance Sheet

                                ASSETS

                                                            September 30,
                                                      2000                1999


TOTAL ASSETS                            $             -     $            -


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts Payable                              169,713           169,713

     Total Current Liabilities                     169,713          169,713

COMMITMENT AND CONTINGENCIES (Note 3)                  -               -

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred Stock; 1,000,000 shares at $.10
     par value; 0 shares issued and
     outstanding (Note 4)                             -              -
     Common Stock authorized; 20,000,000
     shares at $.10
     par value; 4,617,424 shares
     issued and outstanding                        461,742          461,742
     Capital in Excess of Par Value              7,884,033        7,884,033
     Accumulated Deficit                        (8,515,488  )     (8,515,488)

     Total Stockholders' Equity (Deficit)         (169,713 )       (169,713)

   TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)          $            -         $      -



                       HABERSHAM ENERGY COMPANY
                       Statements of Operations
                         For the Years Ended


                                          September 30,
                                         2000      1999

REVENUE                                  $   -     $    -

EXPENSES                                $    -     $     -

NET INCOME (LOSS) - Before Taxes        $    -     $    -
    Taxes (Note 3)                           -          -

INCOME (LOSS)                           $   -      $    -


Loss Per Common Share                   $    -     $    -

Average Outstanding Shares              4,617,424      4,617,424




                       HABERSHAM ENERGY COMPANY
                  Statements of Stockholders' Equity
         For the Period October 1, 1998 to September 30, 2000


                             Capital             Retained
                             Common             in excess of      earnings
                        Shares     Stock        par value         (deficit)

Balance,
September 30, 1998    4,617,424 461,742    7,884,033            (8,515,488)

Net income (loss) for the year
 ended September 30, 1999      -         -          -                -


Balance, September 30, 1999    4,617,424 461,742    7,884,033   (8,515,488)

Net income (loss) for the year
 ended September 30, 2000      -         -          -                -


Balance, September
30, 2000             4,617,424 $461,742   $7,884,033          $ 8,515,488)



                       HABERSHAM ENERGY COMPANY
                       Statements of Cash Flows
                         For the Years Ended

                                           September 30,
                                         2000        1999

SOURCES OF CASH

    Net earnings                      $-          $    -

CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES

     Increase/(Decrease) in:
     Taxes payable/Interest payable      -            -
     Accounts payable                    -            -

Net Cash Provided (Used for) Operations   -           -

INVESTMENT TRANSACTIONS                   -          -

FINANCING TRANSACTIONS                    -          -

Net increase (decrease) in cash           -         -

Beginning cash balance                    -          -

Ending cash balance                       -          -

Cash Paid For:
     Interest                            $    -     $    -
     Taxes                               $    -     $    -



                       HABERSHAM ENERGY COMPANY
                  Notes to the Financial Statements
                     September 30, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies

     Organization
     Habersham Energy Company (formerly U.S. Mineral & Royalty Corp.) (the "Company") was incorporated under the laws of Oklahoma on April 14, 1975 as an oil andgas exploration, development and operating company. Historically, the Company was engaged in the business of acquiring producing oil and gas properties but the Company has not had any business ctivity since 1995.

     Income (Loss) Per Share
     The computation of income or (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Income Taxes

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1999 and was applied retroactively.

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences  at September 30, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of over $8,000,000 at September 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards at September 30, 2000 have been offset by valuation reserves of the same amount.

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

                       HABERSHAM ENERGY COMPANY
                  Notes to the Financial Statements
                     September 31, 2000 and 1999

NOTE 2 - Going Concern

     The Company's financial statements are prepared using generally accepted
accounting      principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE 3 - Commitments and Contingencies

     The Company has an outstanding tax liabilities of approximately $10,000 from Sweetwater County, Wyoming and $1,500 from Arapahoe County, Colorado. The Company has also listed several liabilities from vendors that have been owing since 1994-95 time period when the Company was in business. There have been no contact with these vendors for several years and it is doubtful that any of the liabilities will be paid, due to statute of limitations and other time lapsed considerations. The tax liabilities are real and personal property taxes and are due to also expire with the statute of limitations. Management estimates that there is a remote possibility that the Company will ever pay these liabilities and hat the taxing agencies or creditor vendors will make contact or press court collections on the liabilities.

NOTE 4 - Preferred Stock

     The Company has authorized 1,000,000 shares of $.10 par value convertible preferred stock with various rights as follows:

     - outstanding shares are entitled to receive a 5% dividend cumulative from the date ofissuance.

     - preferences to liquidation before common stockholders.

     - voting rights based on a conversion calculation into common stock based on the conversion price formula.

     No shares are currently outstanding and as such no preferred dividends are accrued.











We hereby consent to the use of our audit report of Habersham Energy Company, Inc. dated November 17, 2000 for the year ended September 30, 2000 in the Form 10KSB Annual Report for the year 2000.


s/s Crouch, Bierwolf & Associates

Salt Lake City, UT