Form 10QSB
period 2000-12-31
HABERSHAM ENERGY CO
filed 2001-02-21
CIK 101704

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 2000

          Commission File Number


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


                            Yes X   No


                             4,617,424
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 30, 2001)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its financial position from September 30, 2000 through December 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       HABERSHAM ENERGY COMPANY
                            Balance Sheets

                                ASSETS

                                                December 31,   September 30,
                                                      2000        2000

TOTAL ASSETS                          $             -       $       -


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts Payable                             188,412            169,713

     Total Current Liabilities                    188,412            169,713

COMMITMENT AND CONTINGENCIES (Note 2)                -               -

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred Stock; 1,428 shares at $700
        par value; 0 shares issued and
        outstanding (Note 3)                         -            -
     Common Stock authorized; 20,000,000 shares at $.10
        par value; 4,617,424 shares issued and
                     outstanding                 461,742          461,742
     Capital in Excess of Par Value            7,884,033        7,884,033
     Accumulated Deficit                      (8,534,187 )     (8,515,488)

     Total Stockholders' Equity (Deficit)       (188,412)        (169,713)

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)          $            -    $       -


                       HABERSHAM ENERGY COMPANY
                       Statements of Operations
                             (unaudited)


                                          For the Three Months
                                          Ended December 31,
                                            2000      1999

REVENUE                                  $   -     $    -

EXPENSES                                $18,699    $     -

NET INCOME (LOSS) - Before Taxes        $(18,699)   $-

     Taxes (Note 1)                          -        -

INCOME (LOSS)                  $        (18,699)    $    -


Loss Per Common Share          $              -     $    -

Average Outstanding Shares             4,617,424     4,617,424


                       HABERSHAM ENERGY COMPANY
                       Statements of Cash Flows
                             (unaudited)


                                                   For the Three Months
                                                    Ended December 31,
                                                     2000        1999

SOURCES OF CASH

     Net earnings                      $(18,699)   $    -

CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES

     Increase/(Decrease) in:
     Taxes payable/Interest payable               -            -
     Accounts payable                  18,699      -

Net Cash Provided (Used for) Operations            -           -

INVESTMENT TRANSACTIONS                       -          -

FINANCING TRANSACTIONS                        -          -

Net increase (decrease) in cash                   -            -

Beginning cash balance                        -          -

Ending cash balance                           -          -

Cash Paid For:
     Interest                            $    -     $    -
     Taxes                               $    -     $    -

                       HABERSHAM ENERGY COMPANY
                  Notes to the Financial Statements
               December 31, 2000 and September 30, 2000

NOTE 1 - Summary of Significant Accounting Policies

     Organization
     Habersham Energy Company (formerly U.S. Mineral & Royalty Corp.) (the
"Company") was      incorporated under the laws of Oklahoma on April 14, 1975
s an oil and gas exploration, development and operating company. Historically, the Company was engaged in the business of acquiring producing oil and gas properties but the Company has not had any business activity since 1995.

     Income (Loss) Per Share
     The computation of income or (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Income Taxes

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 2000 and was applied retroactively.

     Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes"requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of eventsthat have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accountingtransactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

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

                       HABERSHAM ENERGY COMPANY
                  Notes to the Financial Statements
               December 31, 2000 and September 30, 2000

NOTE 2 - Commitments and Contingencies

     The Company has an outstanding tax liabilities of approximately $10,000 from Sweetwater ounty, Wyoming and $1,500 from Arapahoe County, Colorado. The Company has also listed several liabilities from vendors that have been owing since 1994-95 time period when the Company was in business. There have been no contact with these vendors for several years and it is doubtful that any of the liabilities will be paid, due to statute of limitations and other time lapsed considerations. The tax liabilities are real and personal property taxes and are due to also expire with the statute of limitations. Management estimates that there is a remote possibility that the Company will ever pay these liabilities and that the taxing agencies or creditor vendors will make contact or press court collections on the liabilities.

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







ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(188,412) as operating capital at December 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended December 31, 2000, the registrant had net loss of $(18,699).

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


Dated January 30, 2001
                                              Habersham Energy Company

                                                /s/