Form 10QSB
period 2001-03-31
HABERSHAM ENERGY CO
filed 2001-05-18
CIK 101704

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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
outstanding as of April 30, 2001)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Habersham Energy Company
Balance Sheets

ASSETS

                                                                                                           March 31,        September 30,
                                                                                                               2001                      2000

TOTAL ASSETS                                                                                $ 0                    $ 0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable                                                                                189,465                169,713

Total Current Liabilities                                                                        189,465                169,713

COMMITMENT AND CONTINGENCIES (Note 2)                          0                           0

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock; 1,428 shares at $700
par value; 0 shares issued and outstanding (Note 3)                                   0                           0
Common Stock authorized; 20,000,000 shares at $.10
par value; 4,617,424 shares issued and outstanding                                461,742                  461,742
Capital in Excess of Par Value                                                              7,884,033              7,884,033
Accumulated Deficit                                                                             (8,535,240)            (8,515,488)
Total Stockholders' Equity (Deficit)                                                      (189,465)                  (169,713)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                           $ 0                            $ 0

Habersham Energy Company
Statements of Operations
(unaudited)

                                                                                                 For the Three  Months Ended                For the Six Months Ended
                                                                             March              March                              March        March
                                                                             31, 2001            31, 2000                            31, 2001         31, 2000

REVENUE                                                                                  $      0                  $ 0                                     $ 0                  $ 0

EXPENSES                                                                                 $ 1,053                $ 0                                     $ 19,752             $0

NET INCOME (LOSS) - Before Taxes                                    (1,053)                 0                                        (19,752)

Taxes (Note 1)                                                                                  0                      0                                           0                     0

INCOME (LOSS)                                                                        $ (1,053)              $0                                     $ (19,752)          $0

Loss Per Common Share                                                           $ (0.00)                 $ (0.00)                            $ (0.00)            $ (0.00)

Average Outstanding Shares                                                     4,617,424           4,617,424                         4,617,424        4,617,424

Habersham Energy Company
Statements of Cash Flows
(unaudited)

                                                                                                                  For the Three Months Ended       For the Six Months Ended
                                                                                         March            March                         March          March
                                                                                          31, 2001          31, 2000                        31, 2001       31, 2000

SOURCES OF CASH

Net (Loss)                                                                                                 $ (1,053)               $0                              $ (19,752)         $0

CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES

Increase/(Decrease) in:
Accounts payable                                                                                      1,053                    0                                    19,752          0

Net Cash Provided (Used for) Operations                                             0                           0                                          0              0

INVESTMENT TRANSACTIONS                                                          0                            0                                          0             0

FINANCING TRANSACTIONS                                                              0                            0                                          0              0

Net increase (decrease) in cash                                                               0                            0                                           0              0

Beginning cash balance                                                                             0                             0                                           0              0

Ending cash balance                                                                                 $0                         $0                                           $0            $ 0

Cash Paid For:
Interest                                                                                                       $0                           $0                                             $ 0          $0
Taxes                                                                                                             0                             0                                               0             0

Habersham Energy Company
Notes to the Financial Statements
March 31, 2001 and September 30, 2000

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
March 31, 2001 and September 30, 2000

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

  preferences to liquidation before common stockholders.

  voting rights based on a conversion calculation into common stock based on the conversion price formula.

No shares are currently outstanding and as such no preferred dividends are accrued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(189,465) as operating capital at March 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2001, the registrant had net loss of $(1,053).

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

Dated May 1, 2001

Habersham Energy Company

/S/
President