Form 10QSB
period 2001-06-30
HABERSHAM ENERGY CO
filed 2001-08-15
CIK 101704

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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
outstanding as of July 6, 2001)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Habersham Energy Company
Balance Sheets

ASSETS

                                                                                                June 30,                       September 30,
                                                                                                 2001                                  2000

TOTAL ASSETS                                                                      $ -                                  $ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable                                                                     188,665                            169,713

Total Current Liabilities                                                            188,665                              169,713

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock; 1,428 shares at $700
par value; 0 shares issued and outstanding (Note 3)
Common Stock authorized; 20,000,000 shares at $.10
par value; 4,617,424 shares issued and outstanding                  461,742                              461,742
Capital in Excess of Par Value                                              7,884,033                           7,884,033
Accumulated Deficit                                                           (8,534,440)                          (8,515,488)

Total Stockholders' Equity (Deficit)                                        (188,665)                            (169,713)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                          $ -                                             $ -

Habersham Energy Company
Statements of Operations
(unaudited)

                                                                  For the Three Months Ended                            For the Nine Months Ended
                                                                   June                      June                                            June                  June
                                                                   30, 2001                 30, 2000                                      30, 2001              30, 2000

REVENUE                                                                       $ -                          $ -                                                $ -                         $ -

EXPENSES                                                                      $ -                          $ -                                                $ 19,752               $ -

NET INCOME (LOSS) - Before Taxes                            -                             -                                                  (19,752)               -

Taxes (Note 1)                                                                     -                             -                                                    -                           -

INCOME (LOSS)                                                               -                              -                                                (19,752)                  -

Loss Per Common Share                                               (0.00)                        -                                                    (0.00)                  -

Average Outstanding Shares                                      4,617,424                4,617,424                                     4,617,424             4,617,424

Habersham Energy Company
Statements of Cash Flows
(unaudited)

                                                                                                For the Nine                                     For the Nine
                                                                                                Months Ended                                 Months Ended
                                                                                                June 30,                                               June 30,
                                                                                                 2001                                                       2000

SOURCES OF CASH

Net earnings                                                                                                           $ -                                                           $ -

CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES

Increase/(Decrease) in:
Accounts payable                                                                                                       -                                                               -

Net Cash Provided (Used for) Operations                                                              -                                                              -

INVESTMENT TRANSACTIONS                                                                             -                                                             -

FINANCING TRANSACTIONS                                                                                 -                                                              -

Net increase (decrease) in cash                                                                                   -                                                              -

Beginning cash balance                                                                                               -                                                               -

Ending cash balance                                                                                                 $ -                                                              $ -

Cash Paid For:
Interest                                                                                                                         $ -                                                              $ -

Taxes                                                                                                                            $ -                                                                $ -

Habersham Energy Company
Notes to the Financial Statements
June 30, 2001 and September 30, 2000

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
June 30, 2001 and September 30, 2000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(188,665) as operating capital at June 30, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended June 30, 2001, the registrant had net loss of $(0).

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

Dated July 6, 2001

Habersham Energy Company

/S/ Robert Wallace

President