Form 10KSB
period 2001-09-30
HABERSHAM ENERGY CO
filed 2002-01-02
CIK 101704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES        EXCHANGE ACT OF 1934

For the fiscal year ended                                September 30, 2001

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

4766 South Holladay Blvd., Holladay Utah 84117

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 308-0011

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended September 30, 2001: $0.

As of December 17, 2001 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 17, 2001 the number of shares outstanding of the Registrant's Common Stock was 4,617,424.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Because this report is being prepared in 2001, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2001 there appeared to be little or no trading in the stock of the Company.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended September 30, 2001. Total stockholders' equity was $(205,223), as compared to $(169,713) at September 30, 2000. The Company has no operating capital for future operations.

Liquidity and Capital Resources

The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

The Company reported a net loss of $35,510 for the year ended September 30, 2001, compared to a loss of $0 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

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

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountant

Financial Statements:

Balance Sheet - September 30, 2001 and 2000.

Statements of Operations - For the years ended September 30, 2001 and September 30, 2000.

Statement of Stockholders' Equity - For the period from October 1, 1998 to September 30, 2001.

Statement of Cash Flows - For the years ended September 30, 2001 and September 30, 2000.

Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Habersham Energy Company
Salt Lake City, Utah

We have audited the accompanying balance sheet of Habersham Energy Company (an Oklahoma corporation) as of September 30, 2001 and 2000 and the related statements of operations, stockholders' (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the management of Habersham Energy Company Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Habersham Energy Company as of September 30, 2001 and 2000, and the results of their operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bierwolf, Nilson & Associates
December 18, 2001

Habersham Energy Company

Balance Sheet

                                                                                         September                September
                                                                                          30, 2001                   30, 2000

Assets

Assets                                                                                 $ -                              $ -

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable                                                                 28,242                        169,713

Interest Payable                                                                    10,018                              -

Note Payable                                                                      166,963                             -

Total Current Liabilities                                                       205,223                      169,713

Commitment and Contingencies (Note 3)                                     -                                 -

Stockholders' Equity (Deficit)

Preferred Stock; 1,000,000 Shares at $.10 Par Value;
No Shares Issued and Outstanding (Note 4)                                -                                -
Common Stock Authorized; 20,000,000 Shares at $.10
Par Value; 4,617,424 Shares Issued and Outstanding        461,742                       461,742
Capital in Excess of Par Value                                        7,884,033                    7,884,033
Accumulated Deficit                                                     (8,550,998)                 (8,515,488)

Total Stockholders' Equity (Deficit)                                  (205,223)                    (169,713)

Total Liabilities and Stockholders' Equity (Deficit)           $ -                                 $ -

Habersham Energy Company
Statements of Operations
For the Years Ended

                                                                                                                                                                     September 30,
                                                                                                                           2001               2000

Revenue                                                                                                                                                   $ -                   $ -

Expenses
General & Administrative                                                                                                                        25,492              -

Interest Expense                                                                                                                                        10,018              -

Total Expenses                                                                                                                                           35,510             -

Net Income (Loss) - Before Taxes                                                                                                           (35,510)           -

Taxes (Note 3)                                                                                                                                                -                   -

Net Income (Loss)                                                                                                                                      $ (35,510)      $ -

Net Loss Per Common Share                                                                                                                    $ (0.01)          $ -

Weighted Average Outstanding Shares                                                                                              4,617,424        4,617,424

Habersham Energy Company
Statement of Stockholders' Equity
For the Period October 1, 1998 to September 30, 2001

                                                                                                                                                Capital In Retained
                                                                                                                                        Common Excess of Earnings
                                                                                                                                       Shares Stock Par Value (Deficit)

Balance, October 1, 1998                                             4,617,424                  $ 461,742                    $ 7,884,033           (8,515,488)

Net Income (Loss) for the Year
Ended September 30, 1999                                                -                                    -                                      -                         -

Balance, September 30, 1999                                       4,617,424                    461,742                        7,884,033           (8,515,488)

Net Income (Loss) for the Year
Ended September 30, 2000                                                 -                                   -                                      -                            -

Balance, September 30, 2000                                       4,617,424                    461,742                      7,884,033              (8,515,488)

Net Income (Loss) for the Year
Ended September 30, 2001                                                 -                                    -                                   -                        (35,510)

Balance, September 30, 2001                                        4,617,424                $ 461,742                    $ 7,884,033          $ (8,550,998)

Habersham Energy Company
Statements of Cash Flows
For the Years Ended

                                                                                                                           September               September
                                                                                                                              30, 2001                   30, 2000

Cash Provided by Operating Activities

Net Income (Loss)                                                                                             $ (35,510)                  $ -

Decrease/Increase in:
Accounts payable                                                                                               (144,221)                    -

Interest payable                                                                                                      10,018                      -

Net Cash (Used) by Operating Activities                                                       (169,713)                     -

Cash Provided by Investing Activities                                                                     -                          -

Cash Provided by Financing Activities
Issuance of Note Payable for Cash                                                                    169,713                      -

Net Cash Provided by Financing Activities                                                     169,713                     -

Net Increase (Decrease) in Cash                                                                                  -                        -

Cash at Beginning of Period                                                                                          -                       -

Cash at End of Period                                                                                             $ -                         $ -

Cash Paid For:
Interest                                                                                                                       $ -                        $ -

Taxes                                                                                                                              -                          -

Habersham Energy Company
Notes to the Financial Statements
September 30, 2001

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

Income Taxes

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 2001 and was applied retroactively.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $8,500,000 at September 30, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not probable. Accordingly, the potential tax benefits of the net operating loss carryforwards at September 30, 2001 have been offset by valuation reserves of the same amount.

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
September 31, 2001

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

NOTE 5 - Short Term Debt

During the year, the Company issued a convertible note payable in place of an outstanding accounts payable. The note is convertible to the Company's common shares at par value per share, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates or each other. The note carries an interest rate of 6% per annum and is due on demand.

PART III

ITEM 8. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                                                              Age                   Director
Name                                                   (2001)                   Since                 Position with the Company
 Robert Wallace                                     66                      1999                          Director/President

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

Item 13. Exhibits, and Reports on Form 8-K

(A) Exhibits

(B) The Registrant filed no current reports on Form 8-K during the last year of the fiscal year ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Habersham Energy Company, Inc.

By: Robert Wallace

Dated: December 18, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Robert Wallace Director
(Principal Executive &
Financial Officer) December 18, 2001