Form 10QSB
period 2001-12-31
HABERSHAM ENERGY CO
filed 2002-02-14
CIK 101704

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001

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

4766 South Holladay Blvd., Holladay UT 84117
(Address of principal executive offices)

Registrant's telephone number  including area code (801) 308-0011

6975 South Union Park Center #600, Salt Lake City UT 84047
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
outstanding as of February 7, 2002)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of its operations and changes in its financial position from September 30, 2001 through December 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Habersham Energy Company

Balance Sheets

ASSETS

                                                                                          December 31,         September 30,
                                                                                             2001                               2001

TOTAL ASSETS                                                                $ -                            $ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                               30,021                  28,242

Interest payable                                                                  12,523                  10,018

Note payable                                                                     166,963                 166,963

Total Current Liabilities                                                      209,507                 205,223

COMMITMENTS AND CONTINGENCIES                         -                           -

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 1,428 shares at $700
par value; 0 shares issued and outstanding
Common stock authorized; 20,000,000 shares at $.10
par value; 4,617,424 shares issued and outstanding             461,742                 461,742
Capital in excess of par value                                            7,884,033              7,884,033
Accumulated deficit                                                         (8,555,282)             (8,550,998)

Total Stockholders' Equity (Deficit)                                    (209,507)               (205,223)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                       $ -                          $ -

Habersham Energy Company
Statements of Operations
(unaudited)

                                                                                                             For the Three                 For the Three
                                                                                 Months Ended                Months Ended
                                                                                  December 31,                  December 31,
                                                                                            2001                             2000

REVENUE                                                                                                        $ -                                  $ -

EXPENSES

General & administrative                                                                $ 1,679                                    $ 18,699

Interest                                                                                                  2,505                                        -

NET INCOME (LOSS) - Before taxes                                              4,184                                      18,699

Taxes (Note 1)                                                                                        100                                        -

INCOME (LOSS)                                                                               $ (4,284)                              $ (18,699)

Loss per common share                                                                  $ -                                        $ -

Average outstanding shares                                                            4,617,424                          4,617,424

Habersham Energy Company
Statements of Cash Flows
(unaudited)

                                                                                                                 For the Three                          For the Three
                                                                                     Months Ended                       Months Ended
                                                                                     December 31,                          December 31,
                                                                                          2001                                            2000

SOURCES OF CASH

Net earnings                                                                                              $ (4,284)                                        $ (18,699)

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Increase/(Decrease) in:
Accounts payable                                                                                       1,779                                                18,699

Interest payable                                                                                          2,505                                                   -

Net Cash Provided (Used for) Operations                                                 -                                                      -

INVESTING ACTIVITIES                                                                             -                                                         -

FINANCING ACTIVITIES                                                                             -                                                        -

Net increase (decrease) in cash                                                                    -                                                      -

Cash and cash equivalents at the beginning of the period                     -                                                       -

Cash and cash equivalents at the end of the period                         $ -                                                        $ -

Cash Paid For: Interest                                                                           $ -                                                        $ -

Taxes                                                                                                         $ -                                                          $ -

Habersham Energy Company
Notes to the Financial Statements
December 31, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended December 31, 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2001. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(209,507) as operating capital at December 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended December 31, 2001, the registrant had net loss of $(4,284).

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

Dated February 7, 2002

Habersham Energy Company

/S/ Robert Wallace

President