Form 10QSB
period 2002-03-31
HABERSHAM ENERGY CO
filed 2002-05-20
CIK 101704

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission File Number 0-8924

TRINITY COMPANY, INC.
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

766 South Holladay Blvd. Holladay, UT 84117
(Address of principal executive offices)

Registrant's telephone number including area code (801) 273-9300

Habersham Energy Company
6975 South Union Park Center, Suite 600
Salt Lake City, Utah 84047
Former Name & Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

49,744
(Number of shares of common stock the registrant had
outstanding as of May 13, 2002)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and changes in its financial position from September 30, 2001 through March 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

TRINITY COMPANIES, INC.
(Formerly Habersham Energy Company)
Balance Sheet

                                                                  March 31,                 September 30,
                                                                    2002                              2001
                                                               (Unaudited)

Assets

Current Assets

Interest Receivable                                       $ 428                           $ -

Total Assets                                                  $ 428                          $ -

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable                                        $ 33,395                      $ 28,242

Interest Payable                                              15,028                        10,018

Note Payable                                               166,963                      166,963

Total Current Liabilities                                 215,386                       205,223

Stockholders' Equity (Deficit)

Preferred Stock; 1,428 Shares at $700
Par Value; 0 Shares Issued and Outstanding      -                                  -
Common Stock Authorized;
10,000,000 Shares $.001 Par Value;
49,744 Shares at $.001 Par Value;
& 46,174 Shares at $0.10 Par Value;
Issued and Outstanding Respectively              50                                  4,617
Additional Paid In Capital                             8,380,725                        8,341,158
Accumulated Deficit                                      (8,560,733)                    (8,550,998)
Subscriptions Receivable                                    (35,000)                               -

Total Stockholders' Equity (Deficit)                  (214,958)                      (205,223)

Total Liabilities and Stockholders' Equity (Deficit)    $ 428                        $ -

TRINITY COMPANIES, INC.
(Formerly Habersham Energy Company)
Statement of Operations
(Unaudited)

                                                                                       For the Three Months Ended                For the Six Months Ended
                                                                    March             March                                 March       March
                                                                     31, 2002          31, 2001                            31, 2002           31, 2001

Revenue                                                                             $                         $ -                                     $                          $ -

Expenses

General & Administrative                                                3,374                  1,053                                    5,053             19,752

Total Expenses                                                                  3,374                  1,053                                   5,053              19,752

(Loss) from Operations                                                   (3,374)                 (1,053)                              (5,053)            (19,752)

Other Income (Expenses)

Interest Income                                                                    428                     -                                            428                    -

Interest Expenses                                                             (2,505)                    -                                       (5,010)                   -

Total Other Income (Expenses)                                      (2,077)                     -                                       (4,582)                   -

Taxes                                                                                     -                            -                                             100                    -

Net (Loss)                                                                         $ (5,451)                $ (1,053)                             $ (9,735)          $ (19,752)

Loss Per Common Share                                               $ (0.11)                   $ (0.02)                              $ (0.21)             $ (0.43)

Weighted Average
Shares Outstanding                                                        48,356                       46,174                                47,253             46,174

TRINITY COMPANIES, INC.
(Formerly Habersham Energy Company)
Statement of Cash Flows
(Unaudited)

                                                            For the Three Months Ended               For the Six Months Ended
                                                             March 31,     March 31,                          March 31,          March 31,
                                                              2002                    2001                                 2002                        2001

Cash Flows from Operating Activities

Net Profit (Loss)                                                    $ (5,451)               $ (1,053)                    $ (9,735)            $ (19,752)

Adjustments to Reconcile Net Loss
to Net Cash;
(Increase) in Interest                                                    (428)                   -                                  (428)                          -

(Increase) in Accounts Receivable                           3,374                   -                                 5,153                           -

Increase In Accounts Payable                                  -                          1,053                                -                               -

Increase in Interest Payable                                     2,505                     -                                   5,010                 19,752

Net Cash Provided (Used) by Operating Activities     -                      -                                       -                          -

Cash Flows from Investing Activities                            -                      -                                      -                              -

Cash Flows from Financing Activities                             -                     -                                       -                             -

Net Increase (Decrease) in Cash                                        -                     -                                        -                           -

Cash, Beginning of Period                                                 -                       -                                        -                           -

Cash, End of Period                                                     $  -                       $ -                                   $ -                           $ -

Supplemental Cash Flow Information

Interest                                                                          $ -                          $ -                                     $ -                             $ -

Taxes                                                                                 -                            -                                        -                                -

TRINITY COMPANIES, INC.

(Formerly Habersham Energy Company)
Notes to the Financial Statements
March 31, 2002

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended March 31, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(214,958) as operating capital at March 31, 2002. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2002, the registrant had net loss of $(5,451).

Plan of Operations. The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is not guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities

(a) On March 15, 2002 an amendment to our articles of incorporation, approved at our annual stockholders meeting held on February 21, 2002, were filed with the Oklahoma Secretary of State that effected (i) reverse stock split, effective on March 15, 2002, pursuant to which one share of post-split common stock of the Company would represent one hundred outstanding shares of pre-split common stock; (ii) the elimination of the Company's Series A preferred stock, of which no shares were issued and outstanding; (iii) a decrease in the par value of the Company's common stock from $0.10 per share to $.001 per share; and (iv) a change of the Company's name to Trinity Companies, Inc. The Company's common stock began trading at the post-split price on March 18, 2002. Any stockholder who otherwise would have been entitled to receive a fractional share, because the number of shares of common stock they hold is not evenly divisible by one hundred, is entitled to have such fractional number rounded up so as to receive a full share in lieu of the fractional share.

Prior to the reverse split, the Company had approximately 4,967,424 shares of common stock issued and outstanding. The Company now has 49,774 shares of common stock outstanding. The number of authorized shares of common stock remained at 20,000,000.

Proportionate voting rights and other rights of the holders of our common stock were not affected by the reverse stock split, other than as a result of the elimination of fractional shares. For example, a holder of 2.0% of the voting power of the outstanding shares of common stock immediately prior to the effective date of the reverse stock split continues to hold approximately 2.0% of the voting power of the outstanding shares of common stock after the reverse stock split.

The number of authorized shares of our common stock was not reduced as a result of the reverse stock split. Consequently, the number of authorized but unissued shares of common stock increased as a result of the reverse stock split. The issuance of such authorized but unissued shares may have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of outstanding common stock.

the amendment to our articles of incorporation also reduced the par value from $.10 per share to $.001 per share. "Par value" is a historical legal concept, which was intended to provide a minimum value for which shares of a corporation's stock could be sold without subjecting the buyers of the stock to liability. The term is largely archaic in modern corporate settings and, therefore, the Company sought to reduce the par value to a level consistent to the stated par value of many other public companies.

(b)On February 4, 2002, the Company issued 350,000 shares of its common stock to W.F. Fund LLC for an aggregate purchase price of $35,000. The consideration was paid in the form of a promissory note secured by the shares of the Company's common stock purchased with the note. The note has a term of one year and bears interest at a rate of 8% per annum. The shares purchased under the note represent approximately 7% of the Company's outstanding capital stock. The shares of common stock were issued to an accredited investor in a private placement transaction in reliance upon the exemption provided by Section 4(2) of the Securities Act. Additionally, the Company granted the subscriber a two year option to purchase 800,000 shares at $0.01 per share.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders was held on February 21, 2002 at which time the election of new directors and an amendment to the Articles of Incorporation were presented and voted upon by the stockholders of the company.

Douglas Cole, Edward Mooney and William Jobe were each elected as members of the Board of Directors until the next annual meeting. They each received 2,484,820 votes. No other shares were present or voted at the meeting.

The proposal to amend our Certificate of Incorporation to (i) change the Company's capital stock to twenty million (20,000,000) shares of $0.001 par value common stock, (ii) effect 1-for-100 (1:100) reverse stock split in the Company's outstanding shares of common stock, and (iii) change the name of the Company from Habersham Energy Company to Trinity Companies, Inc. was approved by the holders of the Company's common stock casting 2,484,820 votes in favor of the amendment. No other shares were present or voted at the meeting. The amendment effecting the reverse stock split was filed with the Secretary of State of Oklahoma on March 15, 2002 and was effective as of that date.

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filed March 13, 2002 - Annual Meeting, Incorporated by Reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 17, 2002 Trinity Companies, Inc.

/S/ Robert Wallace

President