Form 10QSB
period 2002-06-30
TRINITY CO INC
filed 2002-08-21
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 2002


                       Commission file number 0-8924

                          TRINITY COMPANIES, INC.
     (Exact name of small business issuer as specified in its charter)

     UTAH                                                   73-0981865
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     2526 Durant Avenue
       Berkeley, California                                      94704
    Salt Lake City, Utah                                        (Zip Code)
(Address of Principal Executive Offices)

                               (801) 273-9300
                        (Issuer's telephone number)

                          Trinity Companies, Inc.
                         (an Oklahoma corporation)
            4766 South Holladay Boulevard, Holladay, Utah 84117
           (Former name, former address and former fiscal year,
                     if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes     X      No

As of August 12, 2002; 49,774 shares of the issuer's Common Stock, no par value per share were outstanding.

                                                                      Page
                                                                     ------

PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements

            Balance Sheet as of June 30, 2002 and
            December 31, 2001. . . . . . . . . . . . . . . . . . . . . . .3

            Statement of Operations for the three months and six months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . .4

            Statement of Cash Flows for the six months ended
            June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . .5

            Notes to Financial Statements at June 30, 2002 . . . . . . . .6

Item 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . .9

PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . 10

           Item 2.  Changes in Securities. . . . . . . . . . . . . . . . 10

           Item 3.  Default upon Senior Securities . . . . . . . . . . . 10

           Item 4.  Submission of Matters to a Vote of Security Holders. 10

           Item 5.  Other Information. . . . . . . . . . . . . . . . . . 10

           Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 12

ITEM 1. FINANCIAL STATEMENTS
                          TRINITY COMPANIES, INC.
                    (Formerly Habersham Energy Company)
                               Balance Sheet

                                                     June        September
                                                  30, 2002        30 2001
                                              -------------- --------------
                                                 (Unaudited)
                                   Assets

Current Assets
--------------

 Cash                                         $       1,632  $      -
 Interest Receivable                                  1,128         -
                                              -------------- --------------

   Total Assets                               $       2,760  $      -
                                              ============== ==============

               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
-------------------

 Accounts Payable                             $      88,625  $      28,242
 Accrued Expenses                                    45,000         -
 Interest Payable                                    17,533         10,018
 Note Payable                                       218,035        166,963
                                              -------------- --------------

   Total Current Liabilities                        369,193        205,223

Stockholders' Equity (Deficit)
------------------------------

 Preferred Stock; 1,000,000 Shares at
  No Par Value; No Shares Issued and
  Outstanding                                        -              -
 Common Stock Authorized;
  20,000,000 Shares No Par Value;
  49,744 Shares at No Par Value;
  & 46,174 Shares at $0.10 Par Value;
  Issued and Outstanding Respectively             8,380,775          4,617
 Additional Paid In Capital                           -          8,341,158
 Accumulated Deficit                             (8,712,208)    (8,550,998)
 Subscriptions Receivable                           (35,000)        -
                                              -------------- --------------
  Total Stockholders' Equity (Deficit)             (366,433)      (205,223)
                                              -------------- --------------
  Total Liabilities and
  Stockholders' Equity (Deficit)              $       2,760  $      -
                                              ============== ==============

              See accompanying notes to financial statements.
                                     3
                          TRINITY COMPANIES, INC.
                    (Formerly Habersham Energy Company)
                          Statement of Operations
                                (Unaudited)

                                   For the Three          For the Nine
                                    Months Ended          Months Ended
                                 June 30,   June 30,   June 30,    June 30,
                                    2002       2001       2002        2001
                               ---------- ---------- ----------  ----------
Revenue                        $    -     $    -     $    -      $    -
-------                        ---------- ---------- ----------  ----------

Expenses
--------

 General & Administrative         14,859       -        19,912      19,752
 Legal Fees                       40,029       -        40,029        -
 Salaries                         45,000       -        45,000        -
 Travel & Entertainment           49,782       -        49,782        -
                               ---------- ---------- ----------  ----------
  Total Expenses                 149,670       -       154,723      19,752
                               ---------- ---------- ----------  ----------
  (Loss) from Operations        (149,670)      -      (154,723)    (19,752)

Other Income (Expenses)
-----------------------

 Interest Income                     700       -         1,128        -
 Interest Expenses                (2,505)      -        (7,515)       -
                               ---------- ---------- ----------  ----------
  Total Other Income
  (Expenses)                      (1,805)      -        (6,387)       -

  Taxes                             -          -           100        -
                               ---------- ---------- ----------  ----------
  Net (Loss)                   $(151,475) $    -     $(161,210)  $ (19,752)
                               ========== ========== ==========  ==========
  Loss Per Common Share        $   (3.05) $   (0.00) $   (3.41)  $   (0.43)

  Weighted  Average
  Shares Outstanding              49,744     46,174     47,253      46,174


              See accompanying notes to financial statements.
                                     4


                          TRINITY COMPANIES, INC.
                    (Formerly Habersham Energy Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                 For the Nine Months Ended
                                                   June 30,      June 30,
                                                     2002          2001
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------

 Net Profit (Loss)                              $   (161,210) $    (19,752)
 Adjustments to Reconcile Net Loss
 to Net Cash;
  (Increase) in Interest Receivable                   (1,128)       -
  (Increase) in Accounts Receivable                   -             -
  Increase In Accounts Payable and
   Accrued Expenses                                  105,383        19,752
  Increase in Interest Payable                         7,515        -
                                                 ------------  ------------
  Net Cash Provided (Used) by
  Operating Activities                               (49,440)       -

Cash Flows from Investing Activities                  -             -
------------------------------------             ------------  ------------

Cash Flows from Financing Activities
------------------------------------

 Increase in Notes Payable                             51,072       -
                                                 ------------  ------------
  Net Cash Provided (Used) by
  Financing Activities                                 51,072       -

  Net Increase (Decrease) in Cash                      1,632        -

  Cash, Beginning of Period                           -             -
                                                 ------------  ------------
  Cash, End of Period                           $      1,632  $     -
                                                 ============  ============

Supplemental Cash Flow Information
----------------------------------
 Interest                                       $     -       $     -
 Taxes                                                -             -




               See accompanying notes to financial statements
                                     5

                          TRINITY COMPANIES, INC.
                    (Formerly Habersham Energy Company)
                     Notes to the Financial Statements
                               June 30, 2002

NOTE 1 - Organization
---------------------
Trinity Companies, Inc. (the "Company") was incorporated under the laws of Oklahoma on April 14, 1975 as U.S. Mineral & Royalty Corp. The Company initially engaged in operations in the oil and gas industry which included mining oil, gas, minerals and acquiring producing oil and gas properties. The Company ceased all operations in 1995.

On June 21, 2002, the Company merged with and into a company for the sole purpose of changing domicile to Utah.

NOTE 2 - Summary of Significant Accounting Policies
---------------------------------------------------
Income (Loss) Per Share
-----------------------
The computation of income or (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - Income Taxes
---------------------
The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 2001 and was applied retroactively.

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There
were no temporary differences at September 30, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                                 Continued
                                     6

                          TRINITY COMPANIES, INC.
                    (Formerly Habersham Energy Company)
                     Notes to the Financial Statements
                               June 30, 2002

NOTE 3 - Income Taxes continued
---------------------
The Company has cumulative net operating loss carryforwards of over $8,712,000 at June 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not probable. Accordingly, the potential tax benefits of the net operating loss carryforwards at June 30, 2002 have been offset by valuation reserves of the same amount.

NOTE 4 - Going Concern
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

NOTE 5 - Commitments and Contingencies
--------------------------------------
The Company has an outstanding tax liabilities of approximately $10,000 from Sweetwater County, Wyoming and $1,500 from Arapahoe County, Colorado. The Company has also listed several liabilities from vendors that have been owing since 1994-95 time period when the Company was in business. There have been no contact with these vendors for several years and it is doubtful that any of the liabilities will be paid due to statute of limitations and other time lapsed considerations. The tax liabilities are real and personal property taxes and are due to also expire with the statute of limitations. Management estimates that there is a remote possibility that the Company will ever pay these liabilities and that the taxing agencies or creditor vendors will make contact or press court collections on the liabilities.

NOTE 6 - Preferred Stock
------------------------
The Company has authorized 1,000,000 shares of preferred stock at no par value, preferences for the stock have not yet been determined. Since no shares are currently outstanding no preferred dividends are accrued.


                                 Continued
                                     7

                          TRINITY COMPANIES, INC.
                    (Formerly Habersham Energy Company)
                     Notes to the Financial Statements
                               June 30, 2002

NOTE 7 - Short Term Debt
------------------------
In the year 2001, the Company issued a convertible note payable in place of an outstanding accounts payable in the amount of $166,963. The note carries an interest rate of 6% per annum and is due on demand. As of June 30, 2002 the accrued interest totaled $17,533. The note is convertible to the Company's common shares at a minimum price of par value per share, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates of each other.

NOTE 8 - Related Party Transactions
-----------------------------------
During the quarter, the Company received $51,072 for operating expenses from a company with two principals that are directors of the Company. The loan is unsecured, does not bear interest, and is due on demand.

NOTE 9 - Subsequent Events
--------------------------
As of July 31, 2002, the Company entered into an Engagement Letter and Indemnification Agreement with European American Securities, Inc. ("EAS") pursuant to which EAS will provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, EAS will receive a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated. Such fees may be paid in cash or the Company's common stock at EAS' option.

As of August 8, 2002, the Company entered into a Debt Conversion Agreement with Global Marketing Associates ("GMA") pursuant to which the principal and accrued interest under that certain Promissory Note with Rights of Conversion dated November 15, 2000 issued by the Company to its former attorneys, subsequently acquired by Pacific Management Services, Inc. and assigned to GMA, is convertible into 3,200,000 shares of the Company's common stock. Fifty percent of the shares issuable upon the conversion of the Note will be subject to a two-year lock-up provision. Please refer to Note 5 -
Short Term Debt for specific terms of the note.

As of August 8, 2002, the Company entered into a Consulting Advisory with Kings Peak Advisors, LLC pursuant to which the Corporation will issue up to 4,400,000 shares of the Company's common stock. The transaction was approved by the Company's board of directors on August 7, 2002. Two of the directors of the Company, Edward Mooney and Doug Cole, are principals of Kings Peak Advisors, LLC.

NOTE 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------
     During the period, the Company adopted a new business strategy to become a provider of technology-enabled learning, training and accreditation. The Company adopted this strategy after conducting an analysis of the market for these services, competition within the market, the prospects for acquiring established operating companies at attractive valuations and the prospects for acquiring or licensing technologies, service platforms and content.

     The Company's management has identified and analyzed numerous merger and acquisition targets and is focusing on operating companies with strong management teams, proprietary content or systems, existing customer bases and profitable operations. Management anticipates completing its initial acquisition of an operating company in its targeted market segment during 2002 and that any target company acquired by the Company would be owned and operated as a wholly-owned subsidiary.

     In connection with its new business strategy, in June 2002, the Company
established a new corporate office in Berkeley, California.   The Company has
also negotiated and entered into various strategic agreements with financial advisors, consultants and investment bankers to assist the Company in formulating and complementing its overall financing and corporate development
strategies.  (See "Part II   Item 5.)  Management has also identified and
recruited industry professionals for its corporate advisory board.

     The Company's board of directors currently consists of Douglas Cole, Edward Mooney and William Jobe. Douglas Cole is an officer and employee of the Company; Mr. Mooney is a director of the Company, and it is currently contemplated that Mr. Mooney will become an officer and employee of the Company in the future. Mr. Jobe is an independent, outside director. The Company will seek to identify additional independent non-employee directors to serve on its board of directors and to serve on the Company's audit and compensation committees when they are established.

     Prior to adopting its new strategy, the Company has not had any significant operations since 1995.

Results of Operations
---------------------
     Due to the lack of operations during the quarter ended June 30, 2002, the Company experienced a net loss from operations of $154,723.

Liquidity and Capital Resources
-------------------------------
     The Company's assets as of June 30, 2002 consisted of $1,632 in cash and $1,128 in interest receivable. The Company's liabilities as of this date totaled $369,193, consisting of the following: $88,625 in accounts payable, $45,000 in accrued expenses, $17,533 in interest payable and $218,035 in notes payable.

     Accounts payable increased by $55,230 during the period from $33,395 at March 31, 2002 to $88,625 at June 30, 2002. This increase is a reflection of the Company's increased operating expenses during the period. The Company also incurred $45,000 in accrued expenses during the period, which is attributable to the employment agreement with the Company's acting chief
executive officer during the period, Mr. Douglas Cole.  See "Part II   Item
5   Other Information."  Interest payable increased marginally, from $15,028 at March 31, 2002 to $17,533, which represented additional accrued interest on the Company's notes payable.

Notes payable at June 30, 2002 consisted of a note payable for $166,963 and cash advances of $51,072 that were received during the period. Following June 30, 2002, the Company entered into an agreement to convert the principal amount of the note payable, as well as accrued interest thereon, into common
stock of the Company.  See "Part II   Item 5   Other Information."

As of June 30, 2002, the Company had been advanced $51,072 by Kings Peak
Advisors, LLC ("KPA"), a private company.  (See "Part II   Item 5   Other
Information."). Subsequent to June 30, 2002, Kings Peak advanced an additional $5,000 to the Company, and the Company has been advanced $250,000 from other parties by way of bridge financing. The advances are in the form of demand loans, are unsecured, and bear interest at the rate of nine percent per annum. It is currently anticipated that the Company, Kings Peak and the other lenders will enter into agreements to document these loans and provide for the loans to be convertible into shares of common stock of the Company. The Company also currently anticipates entering into similar agreements in the near future with other entities and individuals to raise up to an additional $195,000 in bridge financing.

Should the Company be successful in acquiring one or more operating companies in its targeted market, the Company may need to raise additional capital. This may be accomplished by loans from officers, directors, shareholders or advisors of the Company, debt financing, sale of common stock or a combination of financing options. The Company does not currently anticipate issuing any shares of its authorized preferred stock. The Company is actively seeking potential business acquisition opportunities and is currently in negotiations to merge with or acquire a business. There is no guarantee, however, that the Company will be successful in acquiring such business.

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders

     A special Meeting of Stockholders of the Company was held on June 18, 2002, to consider and approve an Agreement and Plan of Reorganization by and between the Company and Trinity Companies, Inc. an Oklahoma corporation ("Trinity-Oklahoma"), pursuant to which Trinity-Oklahoma would merge with and into the Company for the sole purpose of effecting a change of domicile of the Company from Oklahoma to Utah.

     The proposal to change the domicile of the Company from Oklahoma to Utah was approved by the holders of the Company's common stock casting 25,729 votes in favor of the amendment. No other shares were present or voted at the meeting. A Certificate of Merger and Merger Agreement was filed with the Secretary of State of Oklahoma and Articles of Merger and Merger Agreement were filed with the Utah Department of Commerce Division of Corporations and Commercial Code on June 21, 2002 and the change of domicile was effective as of that date.

Item 5. Other Information.

     The Company has entered into the following material agreements since June 30, 2002 in connection with and in furtherance of its new business strategy. Each of these agreements were negotiated by parties related to the Company who had a financial interest in the transactions contemplated by the agreements.

     As of July 31, 2002, the Company entered into an agreement with European American Securities, Inc. ("EAS"), pursuant to which EAS has agreed to provide certain financial advisory and investment banking services to the Company. In exchange for such services, the Company has agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% in respect of any financing or business acquisition transaction resulting from EAS' services. Such fees may be paid in cash or the Company's common stock at EAS' option.

     As of August 8, 2002, the Company formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, is convertible, under certain conditions, into 3,200,000 shares of the Company's common stock. The convertible note was originally issued by the Company in November 2000 to its former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA. The Debt Conversion Agreement provides that the conversion can be effected only after the Company completes an acquisition of a new business opportunity and only if such conversion does not result in GMA and/or its successors and assigns becoming affiliates of the Company. (Certain assignees, including Douglas Cole and Edward Mooney, agreed at various times during 2002 to serve as directors of the Company and may be deemed affiliates or related parties exclusive of the debt conversion.) In addition, fifty percent of the shares issuable upon the conversion of the note will be subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of the Company's board of directors.

     As of July 15, 2002, the Company entered in an Advisory Agreement with Kings Peak Advisors, LLC ("KPA") to provide general corporate, financial, business development and investment advisory services on a non-exclusive basis to the Company. These services will include assisting the Company to identify placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. KPA is a private company whose principals are Edward Mooney, Douglas Cole, and Theodore Swindells. Mr. Mooney and Mr. Cole are directors of the Company, and Mr. Cole is an officer of the Company.

     The Advisory Agreement provides that KPA will be compensated for its various advisory services to the Company as follows: (i) for general corporate advisory services, an initial retainer of $25,000 and a fee of $20,000 per month throughout the term of the agreement, which monthly fee amount is payable, at KPA's option, in common stock of the Company at a price per share equal to $0.025; (ii) for financial advisory services, a fee based on 10% of the gross proceeds of any equity financings and/or 1.5% of any gross proceeds of debt financings that are completed by underwriters or placement agents introduced to the Company by KPA, as well as any fees which may be due to KPA for its assistance in identifying prospective investors to the Company pursuant to terms and conditions of offering memoranda issued by the Company; (iii) for merger and acquisition services involving a transaction resulting from a contact provided by KPA, a sliding fee based on a percentage of the value of the transaction, subject to an additional $100,000 bonus in the event the transaction is valued at $3,000,000 or more;
(iv) in respect of general business development advisory services, a fee to be negotiated between the Company and KPA based upon certain agreed-upon fee parameters between the parties; and (v) in respect of debt, credit or leasing facilities, a fee to be negotiated between the Company and KPA on a case-by-case basis. In addition to its fees under the Advisory Agreement, KPA is entitled to reimbursement for reasonable out-of-pocket travel expenses.

     The term of the Advisory Agreement runs from July 15, 2002 to July 14, 2004, subject to automatic renewal for an additional 12-month period. The Company has acknowledged that it is indebted to KPA for prior services rendered since April 1, 2002 in the amount of $30,000, up to 50% of which amount is payable, at KPA's option, in common stock of the Company at a price per share of $0.025. The total number of shares of the Company's common stock issuable to KPA under the Advisory Agreement may not exceed 4,400,000 shares.

     As of August 12, 2002, the Company formalized an employment agreement that provides for the employment of Doug Cole as the Company's president at an annual salary of $180,000, or such higher rate as the Company's board of directors may determine. Mr. Cole has served as acting president of the Company since April 1, 2002. The agreement, which has a two-year term from August 12, 2002, is automatically renewable for a further 12-month period, unless earlier terminated. In addition to his salary, Mr. Cole is entitled to $1,000 per month for automobile reimbursement and various other benefits. The agreement acknowledges that the Company is indebted to Mr. Cole in the amount of $45,000, representing his accrued salary during the period April 1, 2002 to August 12, 2002 while serving as acting president. The Company anticipates entering into an employment agreement on substantially similar terms with Mr. Edward Mooney for the position of the Company's chief executive officer. Both Mr. Cole and Mr. Mooney are members of the Company's board of directors.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          1.1  Agreement and Plan of Merger made and entered into as of May
               7, 2002, by and between Trinity Companies, Inc., an Oklahoma corporation, and its wholly-owned subsidiary, Trinity Companies, Inc., a Utah corporation.
          1.2  Articles of Merger of Trinity Companies, Inc.
          2.1  Articles of Incorporation of Trinity Companies, Inc. (Utah)
          2.2  By-Laws of Trinity Companies, Inc. (Utah)
          9.1 Financial advisory agreement and indemnification letter entered into as of July 31, 2002 between the Company and European American Securities, Inc.
          9.2 Debt Conversion Agreement dated as of August 8, 2002 between the Company and Global Marketing Associates, Inc.
          9.3  Form of Executive Employment Agreement
          9.4 Advisory Agreement dated as of July 15, 2002 between the Company and Kings Peak Advisors, LLC.
          99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)  Reports on Form 8-K

                 None.




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRINITY COMPANIES, INC.


Date: August 19, 2002                /s/  Douglas Cole
                                     -------------------------
                                     Douglas Cole
                                     Chief Executive Officer