Form 10KSB
period 2002-09-30
TRINITY COMPANIES INC
filed 2003-01-10
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
act of 1934 for the transition period from    to

                           Commission File No. 0-8924

                             Trinity Companies, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Utah                                     73-0981865
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                 2526 Durant Avenue, Berkeley, California 94704
                    (Address of principal executive offices)

                                 (510) 540-9300
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year:  $0.

Due to the absence of a trading market for the common stock of the Registrant, the aggregate market value of voting stock held by non-affiliates as of December 31, 2002, was nil.

As of December 31, 2002, the Registrant had outstanding 6,319,774 shares of Common Stock, no par value.

Documents incorporated by reference:  None






                                     PART I

Item 1.           Description of Business

General

We are a Utah corporation that has commenced a strategy of providing technology-enabled learning, training and accreditation services. We are seeking to achieve market entry and increased penetration in geographic markets worldwide through multiple acquisitions and consolidation of operating companies with established customer bases, acquisition of operating companies with proprietary platforms and learning systems, licensing of software and other technologies, internal business development, and the expansion of sales offices and other sales representation around the world. Our board of directors adopted our present strategy in early 2002 based on competitive analyses, market research, and an analysis of our ability to acquire operating companies in key market areas and segments and attractive valuations. Since adopting this strategy, we have focused our corporate development efforts on (a) targeting and negotiating an initial acquisition, (b) expanding our executive management team,
(c) entering into key strategic relationships with financial advisors and investment banks, (d) developing and implementing a development and growth stage financing strategy, (e) establishing an advisory board comprised of qualified professionals from the fields of corporate finance, on-line learning and training, corporate governance, and business development.

Corporate Development

Our company was substantially reorganized during 2002. Pursuant to actions approved at our annual stockholders meeting on February 21, 2002, an amendment to our articles of incorporation was filed with the Secretary of State of Oklahoma on March 15, 2002 to (i) change our name to Trinity Companies, Inc.,
(ii) effect a reverse stock split, pursuant to which each outstanding share of post-split common stock would represent 100 outstanding shares of pre-split common stock, (iii) eliminate our Series A preferred stock, no shares of which were issued and outstanding, and (iv) decrease the par value of our common stock from $0.10 per share to $0.001 per share. Prior to this reverse split, we had approximately 4,967,424 shares of common stock issued and outstanding; after the reverse split, there were 49,774 shares of common stock outstanding.

Pursuant to actions approved at a special meeting of our stockholders held on June 18, 2002, we effected a change of domicile to the State of Utah on June 21, 2002. The change of domicile was effected through a merger with a wholly-owned subsidiary incorporated in the State of Utah, and we adopted the articles of incorporation and bylaws of the Utah corporation. On December 19, 2002, pursuant to actions approved at a special meeting of our stockholders held on December 2, 2002, we amended and restated our Articles of Incorporation to increase the authorized number of shares of our common stock from 20,000,000 to 100,000,000 and the authorized number of shares of our preferred stock from 1,000,000 to 10,000,000.

In conjunction with the above-described corporate reorganization, we also substantially reorganized our business operations during 2002. Effective October 1, 2002, we closed the acquisition, through our wholly-owned subsidiary, CBL Global Corp., a Utah corporation ("CBL Global"), of several related companies in Australia and the United States that are collectively referred to herein as "Competency Based Learning Inc.," or "CBL." (See "Acquisition of CBL," below.) The business of CBL, described below, currently constitutes substantially all of our business.

We were incorporated on April 14, 1975 in Oklahoma under the name U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, we changed our name to Habersham Energy Company. Historically, we were engaged in the business of acquiring and producing oil and gas properties, but we did not have any business activity from 1995 to 2002.

Business of CBL

Pursuant to a series of related transactions that closed on October 1, 2002, we issued 3,000,000 restricted shares of our common stock, issued US$1,000,000 in convertible promissory notes and assumed US$217,703 in indebtedness to acquire Competency Based Learning, Inc., a California corporation ("CBL-California") and two related Australian companies, Competency Based Learning, Pty. Ltd. ACN 084 763 780 and ACN 082 126 501 Pty. Ltd. (collectively referred to as "CBL-Australia"). The transactions were effected through CBL Global, our wholly-owned subsidiary. See below under "Acquisition of CBL."

        General

CBL Global's proprietary Web-enabled CBL System of workplace knowledge and skills development has been developed to transform traditional training approaches in large-scale, high-employment industries worldwide. Developed over a ten-year period, the CBL System enables companies to build, measure and track employee competency within single sites or across multiple operations around the world. Over the past decade, in many countries and in distinct local cultures, the CBL System has field-proven its ability to increase employees' speed-to-performance and to deliver high returns on investment in the form of measurable, sustainable improvements in safety, productivity and profitability. To date, over 3,500 end-users have completed a total of approximately 10,000 CBL Global learning modules.

The initial market focus for CBL Global has been the global mining industry. As a result of this focus, CBL Global owns and markets a comprehensive suite of workplace learning guides for mining and related industries. Fully digitized in several languages and Web-accessible, CBL System learning guides are customizable to the needs and circumstances of individual client operations regardless of physical, process or regulatory environment. A unique feature of the CBL System is its utilization of clients' own employees as mentors and competency verifiers, allowing managers and end-user employees to take "ownership" of the outcomes of CBL-enabled learning and training.

The second immediate market focus for CBL Global Corp. is the world's power generation and distribution industry. The cross-industry scalability of the CBL System has been demonstrated by its adoption by an electrical power station builder and operator, for which CBL has developed a suite of workplace learning guides for the management and operation of its 18 coal and gas fired power stations in countries including the United States, Mexico, Colombia, Brazil, United Kingdom, Turkey, Egypt, China, Philippines and Australia.

         Market for Technology-Enabled Learning, Training, and Accreditation

The global technology-enabled learning market, including e-learning, training, information technology (IT) training, business skills, etc. is difficult to quantify. International Data Corporation ("IDC") estimates that the worldwide market for IT education and training alone will grow to over US$28 billion by 2006 from $21 billion in 2002, representing a CAGR of over 7 percent. For the United States alone, IDC estimates that IT education and training will grow to over US$13 billion by 2006 from just over $9 billion in 2002. Of this, it is expected that approximately 30 percent will be provided through an "e-learning" format rather than an "instructor led format." These figures suggest a large and growing market for workplace learning into the near future. In addition to IT education, IDC estimates for the U.S. a total market of over US$ 18 billion for "business skills" training. Significantly, US "e-learning" format business skills training is expected to reach nearly $6 billion by 2006. According to IDC, e-learning (e.g. technology-enabled) format business skills training is anticipated to grow at a CAGR of 49% through 2006.

IDC estimates that approximately 30 percent of U.S companies will incorporate e-learning into their overall training and workplace education programs by 2006. A study by IDC and Online Learning Magazine, found that among companies that had commenced using e-learning for a portion of their employee training between 1 and 2 years ago, e-learning represented over 25 percent of total training. For companies that have been using e-learning for 3 to 4 years, IDC found that e-learning represented over 40 percent of total training. Overall, IDC estimates growth in the global e-learning market of approximately 20 percent per year for the next several years.

         The CBL System(R)

Brian Kennedy commenced development of the CBL System(R) in 1991 while he was employed at BHP's Australian coal operations. Mr. Kennedy developed enterprise competency standards across a wide range of mining industry functions in consultation with hundreds of subject experts from around the world. Related learning units were then validated, grouped into logical categories, and nationally accredited in Australia. In 1995, he brokered an agreement between BHP and a UK-based vocational learning agency to accredit the program for BHP operations worldwide. In 1998. Mr. Kennedy incorporated the CBL company and then negotiated with BHP to have the entire CBL learning system outsourced to the CBL Company, including formal legal acknowledgement by BHP that the CBL Company was granted full and sole rights to the CBL System(R) concept and associated materials.

Distinctive features of the CBL System(R) are:

     o comprehensive, customizable, best practice learning content that is fully digitized for web accessibility in multiple languages;

     o an original knowledge transfer methodology that utilizes networking, collaboration and "on-the-job learning-by-doing," in keeping with contemporary educational best practice to ensure verified learning outcomes; and

     o    rigorous, consistent global certification of learning outcomes.

Over the past five years, CBL Global has developed what we believe to be one of the most comprehensive suite of generic learning guides for mining and related industries, confirmed by customer and prospective customer feed-back following their independent due diligence and research of other workplace learning programs.

Although the CBL System(R) was developed for applications in the mining industry, its underlying principles hold for any industry, workplace or learning organization environment. Many existing CBL learning units can be applied unchanged or with minor modifications to other extractive and process manufacturing industries, while new learning units can be produced quickly and inexpensively for additional industries or workplace applications.

An important aspect of our approach is our belief in the primacy of "local" learning, i.e., that all true learning is done locally in a community of practice that provides learning context. This context differs by site and by culture. Since our client companies appoint their own competency verifiers at each site, these local verifiers can make judgments free of unconscious cultural bias that otherwise could be imbedded in learning programs created and administered from a distance.

Our programs focus on "learning" rather than "training." We believe in flexible delivery methods, recognizing that not all people learn in the same way. Our programs accommodate at least two learning styles: independent study and small group learning. In fact, most effective learning programs such as ours integrate two or more types of knowledge delivery in an overall course of study. We also enable all companies to become learning organizations by promoting mentoring, collaboration, and learning-by-doing.

         Existing Marketing and Customer Base

CBL's initial marketing strategy was based on these fundamentals:

     o Target Australian and international mining industry where principals had a track record of success and strong customer contacts;
     o Identify largest mining companies, both financially and by size of workforce
     o    Secure master contracts;
     o Leverage relationships with clients to secure contracts with other mining companies;
     o Use success with mining company clients to identify and seize opportunities in other industries such as oil and gas refining and power generation.

As of September, 2002, CBL Global is providing the CBL System(R) to firms that are primarily engaged in the mining, refining and electrical power generation industries in the United States, Europe, South America, Africa, and Asia-Pacific. In addition, CBL Global is in discussions with additional major mining companies in countries including the United States, Australia, Peru, Chile, Brazil, Papua New Guinea, and Argentina, and has commenced sales or business development initiatives in Canada and the Asia- Pacific region.

CBL Global is also developing, both independently and through strategic alliances, additional workplace learning suites with what we believe to be large potential market applications, including programs in environmental management and HIV-AIDS awareness.

CBL Global seeks to gain market entry over the next three years in multiple vertical industries, including but not limited to the following targeted industry segments:

     o    Mining & Quarrying
     o    Metals Processing
     o    Mobile Equipment Operation
     o    Power Generation
     o    Construction
     o    Oil & Gas Extraction, Refining and Distribution
     o    Agribusiness

We currently anticipate pursuing market entry in these and other industry segments through a combination of (a) acquisition and consolidation of additional operating companies with compatible learning systems and existing customer contracts in these industries, (b) the recruitment of additional sales and business development professionals with senior, pre-existing customer relationships, and (c) strategic alliances and joint ventures with educational institutions, training and learning enterprises, industry consortia, and other key partners.

         Revenue Streams

CBL Global Corp. generates revenues from consulting fees, licensing fees and certification fees. We believe that all of these revenue streams can potentially provide recurring revenue based on long-term contracts, the completion and certification of multiple learning modules per employee per year, the need for continual and additional training, and, in many cases, requirements for annual re-certification.

Our pricing model is based on consulting fees at the commencement of contracts in order to cover costs of the design for new learning modules, with the bulk of customer billing occurring as modules are developed and certificates are completed by end-user employees, based on pre-arranged licensing and certification fees.

         Geographic Operational Overview

CBL Global Corp. currently has operational, administrative or sales offices in Australia, North America, Latin America and Africa, as follows:

     o CBL Global Service Center - Australia. At this facility, CBL Global performs the majority of its instructional design, learning module development, learning consultations, certification database management, Internet/Web communication management, management information systems, quality assurance, human resource administration, and Asia-Pacific business development. The Global Service Center staff includes Brian Kennedy, President of CBL Global Corp., and approximately eight learning, MIS and quality assurance professionals.
     o Sales and Business Development Office - United States. CBL Global's North American headquarters is co-located with the Trinity Companies, Inc. corporate administrative offices in Berkeley, California, near the campus of the University of California - Berkeley. R. Stephen Scammell, Executive Vice President - Sales, Marketing and Business Development, and Richard Donat, Vice President - Sales and Marketing are located in this office.
     o International Faculty and Advisors. CBL Global benefits from strong relationships with academic leaders in education, educational technology and research, workplace learning, and adult basic education. These include Professor Alan Chadwick (University of
          Surrey, United Kingdom); Professor Charles Oaklief (Kansas State University, United States); and Professor Emeritus Brian Hansford (Queensland University of Technology, Brisbane, Australia).
     o Regional Sales and Business Development Representation: Over the past two years, CBL Global has sought to expand its sales and marketing through the establishment of global sales offices and through relationships in markets where there is strong demand for our mining industry curriculum, including Canada and various countries in Latin America and Africa. In addition, we are currently in discussions with potential licensees, representatives and sales agents in various international markets.

Competition

The competitive market for corporate training and workplace learning is fragmented by geography, curricula, and target segment of the workforce. Although there are many companies that provide training services, we believe CBL Global derives competitive advantages from our ability to provide our service worldwide, throughout the employment pyramid, and at a lower cost than traditional training approaches. Our competitors tend to focus on executive and managerial-level executives and managers, focus on "soft skills," and rely on technology-applications and devices that are expensive, inflexible and ineffective in transferring knowledge.

Most of our competition in a general sense comes from local training companies. These are usually small organizations that provide classroom training. They tend to deal with generic subjects like occupational health and safety and to stay away from direct operational training except in some specialized areas. Larger organizations also provide site training for operations. Many of our competitors send training specialists to sites to conduct classroom training. The associated costs they incur for travel, accommodation and daily rates for trainers require higher prices to customers. By contrast, we believe CBL is a low-cost, high quality provider that can deliver superior value for our customers.

While familiar e-learning companies may be seen to be our competition in the Learning Systems Provider segment, their programs are generally self-contained, they do not have the learning-by-doing using actual work in the real workplace approach used by CBL Global, and they generally lack learning facilitation using available on-site expertise. They also lack the CBL System(R)'s capacity to verify the competency of learners on the job, doing the actual work required.

We anticipate that resistance to the CBL System(R) may come from potential clients' internal trainers, who may see outsourcing as a threat to their own job security. We will seek to overcome this by carefully focusing our strategy for new customer contact on senior operations, human resources, and financial executives and by shaping the value proposition for internal training functions
- namely, the CBL System(R)'s capacity to transform the role of internal trainers from tactical to strategic. Since CBL is not a "training company," we believe we can enhance the role of internal trainers by providing a proven, integrated set of learning tools that should provide measurable results and increase both the actual effectiveness and the perceived corporate value of the internal training departments.

Intellectual Property

CBL recognizes the importance of protecting its intellectual property in the CBL brand, CBL System(R) curriculum and related CBL System(R) materials. Registration of the CBL System(R) trademark is pending in the United States and steps will be taken to protect our brands and marks in other countries. All CBL System(R) materials are copyrighted. We rely on a combination of copyright and trademark laws, confidentiality provisions and other contractual provisions to protect our intellectual property rights. We understand that these do not present an insuperable barrier against infringement, especially when we conduct business in countries that have poorly developed or inadequately enforced intellectual property laws.

Research and Development

CBL has spent approximately US$100,000 on research and development of the CBL System during the past two years.

Acquisition of CBL

         Acquisition of CBL-California

Our acquisition of CBL-California was effected through a merger of CBL-California into CBL Global, pursuant to which the sole shareholder of CBL-California, Robert Stephen Scammell, was issued 1,455,000 restricted shares of our common stock and a convertible promissory note in the principal amount of $485,000 in exchange for 1,000 shares held by him in CBL-California. Approximately one-third of these shares were deposited in escrow as collateral for the indemnification provisions contained in the Merger Agreement and may be released provided we do not made a claim against Mr. Scammell, on or before October 1, 2002, pursuant to the indemnification provisions of the merger agreement between CBL-California and CBL Global.

The principal amount of the convertible promissory note issued by CBL Global to Mr. Scammell, along with accrued interest thereon at the rate of seven percent (7%) per annum, is due on the earlier of September 1, 2004 and the date upon which we close an equity financing, the net proceeds of which, together with the net proceeds of all equity financings conducted by us after October 1, 2002, equal or exceed US$10,000,000. The promissory note is secured by various security agreements. Any or all of the outstanding principal amount of the note, along with accrued interest thereon, is convertible at Mr. Scammell's option into shares of our common stock at a conversion price of $2.00 per share.

CBL Global also agreed to assume indebtedness of CBL-California to Mr. Scammell in the aggregate amount of US$106,209.84 and to repay such indebtedness, along with accrued interest thereon, by the earlier of September 1, 2003 and the date upon which we close an equity financing, the net proceeds of which, together with the net proceeds of all equity financings conducted by the Company after October 1, 2002, equal or exceed US$3,000,000. This indebtedness and the repayment terms were incorporated into a promissory note issued by CBL Global on October 1, 2002 to Mr. Scammell. The note provides for interest to accrue on the unpaid principal amount of the indebtedness at the rate of seven percent (7%) per annum and provides for the repayment of the indebtedness to be secured by various security agreements.

         Acquisition of CBL-Australia

Pursuant to agreements entered into as of October 1, 2002 between CBL Global and Mr. Brian Kennedy, CBL Global acquired all of the issued and outstanding stock of CBL-Australia in exchange for the issuance by us of 1,545,000 restricted shares of our common stock and the issuance by CBL Global of a convertible promissory note in the principal amount of US$515,000. Approximately one-third of the shares issued to Mr. Kennedy were deposited in escrow as collateral for the indemnification provisions contained in the CBL-Australia acquisition agreements. These escrowed shares may be released from escrow on or after October 1, 2003 provided we, through CBL Global, have not made a claim against Mr. Kennedy pursuant to the indemnification provisions of the CBL-Australia acquisition agreements.

The principal amount of the convertible promissory note issued by CBL Global to Mr. Kennedy, along with accrued interest thereon at the rate of seven percent (7%) per annum, is due on the earlier of September 1, 2004 and the date upon which we close an equity financing, the net proceeds of which, together with the net proceeds of all equity financings conducted by us after August 26, 2002, equal or exceed US$10,000,000. The promissory note is secured by various security agreements. Any or all of the outstanding principal amount of the note, along with accrued interest thereon, is convertible at Mr. Kennedy's option into shares of our common stock at a conversion price of $2.00 per share.

CBL Global also agreed to assume indebtedness of CBL-AU to Messrs. Kennedy and Scammell, both of whom were directors of CBL-Australia, in the aggregate amount of US$111,493.68 (AUD$205,102.41). Of this amount, US$91,869.28 (AUD$169,001.61)
was owed to Mr. Kennedy and US$19,628.39 (AUD$36,100.80) was owed to Mr. Scammell. CBL Global has agreed to repay this indebtedness, along with accrued interest thereon, by the earlier of September 1, 2003 and the date upon which we close an equity financing, the net proceeds of which, together with the net proceeds of all equity financings conducted by us after October 1, 2002, equal or exceed US$3,000,000. The indebtedness and the repayment terms were incorporated into promissory notes issued by CBL Global on October 1, 2002 to each of Messrs. Kennedy and Scammell. The notes provides for interest to accrue on the unpaid principal amount of the indebtedness at the rate of seven percent (7%) per annum and provide for the repayment of the indebtedness to be secured by various security agreements.

Pursuant to the various agreements by which the acquisition of CBL-California and CBL-Australia was effected, we are required to use commercially reasonable efforts to close one or more equity financings resulting in net proceeds to us of between US$1.0 million and US$3.0 million and to contribute not less than US$1.5 million of such proceeds to CBL Global as working capital. Until such time as we have raised an aggregate of US$3.5 million in gross proceeds through debt and/or equity financings, we have agreed that the shares issued to Mr.
Scammell in the CBL-California merger, as well as the shares issued to Mr. Kennedy pursuant to the CBL-Australia acquisition, shall each represent at least 10% of our outstanding capital stock on a fully-diluted basis. In the event the stock position of either of Mr. Scammel or Mr. Kennedy is diluted below this 10% threshold due to future issuance of additional securities, we have agreed to issue such number of shares of common stock as may be necessary to restore their respective share positions to the 10% threshold.

Employees

As of December 16, 2002, we had 14 full-time employees, 11 of whom were employed by CBL Global and it subsidiaries.

Item 2.           Description of Property

Our corporate offices are located in leased premises in Berkeley, California. The premises are leased from an unaffiliated third party. The terms of the lease commenced on July 15, 2002 and expires on April 15, 2003, with tenancy thereafter being on a month-to-month basis. CBL Global also leases premises in Oxenford, Queensland, Australia from an unaffiliated third party, which lease has a three-year term expiring in January 2004, renewable for an additional three-year period. These leased premises are adequate for our needs at the present time and the foreseeable future.

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

There is currently no public market for our shares of common stock. As of December 31, 2002, there were 466 holders of record of our common stock. We have not declared any cash dividends on our stock since our inception and we have no present intention of declaring any dividends.

We had no equity compensation plans as of September 30, 2002, the end of our most recently completed fiscal year.

Recent Sales of Unregistered Securities

During the period October 1 - December 31, 2002, we issued an aggregate of 1,000,000 restricted shares of our common stock pursuant to the terms of the GMA Note. See "Item 12 - Certain Relationships and Related Transactions." The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 (the "Securities Act") and the rules promulgated thereunder, as a transaction not involving any public offering.

Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock to our three directors in consideration for past services valued at $30,000. See "Item 12 - Certain Relationships and Related Transactions." The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were directors and existing shareholders, and we restricted transfer of the securities in accordance with the requirements of the Securities Act. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Pursuant to a series of related transactions which closed on October 1, 2002, we issued 3,000,000 restricted shares of our common stock and issued US$1,000,000 in convertible promissory notes to two individuals in connection with our acquisition of Competency Based Learning, Inc., a California corporation, and two related Australian companies, Competency Based Learning, Pty. Ltd. ACN 084 763 780 and ACN 082 126 501 Pty. Ltd. See "Item 1 - Description of Business - Acquisition of CBL." The issuance of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and transfer was restricted by us in accordance with the requirements of the Securities Act.

As of October 2, 2002, we issued an aggregate of 1,070,000 restricted shares of our common stock valued in the aggregate at $26,750 ($0.025 per share) to eight unrelated individuals and entities in settlement of outstanding amounts due such persons for services rendered to us. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were business associates, and we restricted transfer of the securities in accordance with the requirements of the Securities Act. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

During the period June 30 - September 16, 2002, we issued convertible promissory notes to certain individuals and entities for a total principal amount of $645,000 ("Bridge Financing Amount"), which notes ("Bridge Financing Notes") are convertible under certain conditions into restricted shares of our common stock. In connection with the issuance of the Bridge Financing Notes, we also issued warrants ("Bridge Financing Warrants") to the holders of the Bridge Financing
Notes to purchase additional shares of our common stock. Both the Bridge Financing Notes and the Bridge Financing Warrants were issued in exchange for various amounts advanced to us by the respective holders during the period June
- September 2002 and pursuant to the terms of a Note and Warrant Purchase Agreement entered into effective August 20, 2002 between us and the various holders of such Notes and Warrants. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were business associates, and we restricted transfer of the securities in accordance with the requirements of the Securities Act. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Item 6.           Management's Discussion and Analysis or Plan of Operation

This management's discussion and analysis of financial condition and results of operations and other portions of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report.

General

We substantially reorganized our business and changed our strategic business plan during the fiscal year ended September 30, 2002. As part of this reorganization, we incurred significant costs associated with hiring new management, acquiring new office facilities and engaging professional advisors to assist us in the process of developing and executing new business opportunities for our company. We also sought and obtained debt and equity financing which permitted us, immediately following the end of the fiscal year, to complete our first corporate acquisition. The following discussion expands on these developments and on our plans for the coming fiscal year.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of our significant accounting policies is set out in Note 2 to our Financial Statements. We had no revenues during the fiscal year, but to the extent relevant, we believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Related Party Transactions

Our corporate reorganization during the fiscal year ended September 30, 2002 was effected primarily by two of our officers and directors, Douglas Cole and Edward Mooney. During the fiscal year and subsequent thereto, we entered into several transactions with these individuals and with entities controlled by them.

As of July 15, 2002, we entered in an Advisory Agreement with Kings Peak Advisors, LLC ("KPA") to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting us to identify placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. KPA is a private company whose principals are Edward Mooney, Douglas Cole, and Theodore Swindells. Mr. Mooney and Mr. Cole are directors and officers of our company. The Advisory Agreement provides that KPA will be compensated for its various advisory services to us as follows: (i) for general corporate advisory services, an initial retainer of $25,000 and a fee of $20,000 per month throughout the term of the agreement, which monthly fee amount is payable, at KPA's option, in shares of our common stock at a price per share equal to $0.025; (ii) for financial advisory services, a fee based on 10% of the gross proceeds of any equity financings and/or 1.5% of any gross proceeds of debt financings that are completed by underwriters or placement agents introduced to us by KPA, as well as any fees which may be due to KPA for its assistance in identifying prospective investors to us pursuant to terms and conditions of offering memoranda issued by us; (iii) for merger and acquisition services involving a transaction resulting from a contact provided by KPA, a sliding fee based on a percentage of the value of the transaction, subject to an additional $100,000 bonus in the event the transaction is valued at $3,000,000 or more; (iv) in respect of general business development advisory services, a fee to be negotiated between us and KPA based upon certain agreed-upon fee parameters between the parties; and (v) in respect of debt, credit or leasing facilities, a fee to be negotiated between us and KPA on a case-by-case basis. In addition to its fees under the Advisory Agreement, KPA is entitled to reimbursement for reasonable out-of-pocket travel expenses. The term of the Advisory Agreement runs from July 15, 2002 to July 14, 2004, subject to automatic renewal for an additional 12-month period. We acknowledged that we were indebted to KPA for prior services rendered since April 1, 2002 in the amount of $30,000, up to 50% of which amount is payable, at KPA's option, in shares of our common stock at a price per share of $0.025. The total number of our shares of common stock issuable to KPA under the Advisory Agreement may not exceed 4,400,000 shares. Through December 31, 2002, KPA had earned a total of $155,000 under the Advisory Agreement, $110,000 of which is convertible, at KPA's option, into 4,400,000 shares of our common stock. Of the balance of $45,000, $35,000 was paid in cash to KPA, leaving a balance owing as of December 31, 2002 of $10,000.

Concurrent with our acquisition of CBL, we also (i) issued promissory notes to certain individuals and entities for a total principal amount of $645,000 ("Bridge Financing Amount"), which notes ("Bridge Financing Notes") are convertible under certain conditions into shares of our common stock, and (ii) in connection with the issuance of the Bridge Financing Notes, issued warrants ("Bridge Financing Warrants") to the holders of the Notes to purchase additional shares of our common stock. Of the Bridge Financing Amount, $55,000 was advanced by KPA. Both the Bridge Financing Notes and the Bridge Financing Warrants were issued in exchange for various amounts advanced to us by the respective holders during the period June - September 2002 and pursuant to the terms of a Note and Warrant Purchase Agreement entered into effective August 20, 2002 between us and the various holders of such Notes and Warrants. The Bridge Financing Notes bear interest at a rate of nine percent per annum and are due one year from the date of the respective notes, unless automatically converted upon the closing by us of an equity financing consisting of at least 500,000 shares of our common stock. If so converted, the principal and accrued interest on the respective notes ("note amount") will be converted into that number of shares of our common stock that equals the note amount divided by 80% of the price per share paid by purchasers of common stock in the equity financing. The Bridge Financing Warrants are exercisable for a period of two years at a price of $0.025 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of our common stock at the time of conversion.

As of August 8, 2002, we formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of our common stock. The GMA Note was originally issued by us in November 2000 to our former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA, both of which entities are unrelated to us. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, including Douglas Cole and Edward Mooney, who are officers and directors of our company. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of our common stock into which the GMA Note is convertible. Fifty percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors. As of December 31, 2002, 1,000,000 shares of our common stock had been issued pursuant to the terms of the GMA Note.

Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock at a price of $0.025 per share to our three directors, Messrs. Cole, Mooney and Jobe, in consideration for past services to us valued at $30,000.

Results of Operations

We had no revenues during the year ended September 30, 2002. Our net loss before taxes during the year was $565,931, as compared to $35,510 for the previous year.

Our operating expenses increased from $25,492 for the year ended September 30, 2001 to $552,774 for the year ended September 30, 2002. This increase was due to significant increases in professional fees, salaries and travel and entertainment expenses associate with our corporate reorganization during the year. We incurred professional fees of $363,770, consisting primarily of consulting fees of $242,140 and legal fees of $115,031; salary expense of $83,000, accrued at year-end; and we incurred $60,686 in travel and entertainment expenses incurred in connection with the CBL acquisition and other potential acquisitions which have not yet been consummated. Interest expense was $14,983 and $10,018, respectively, for the years ended September 30, 2002 and 2001. We recorded interest income of $1,826 for the year ended September 30, 2002, as compared with $0 interest income for the previous year.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit as of September 30, 2002 was $9,116,929, as compared to $8,550,998 as of September 30, 2001. We incurred significant liabilities during the year, and our current liabilities exceeded our current assets by $777,225 as of September 30, 2002.

At September 30, 2002, we had a cash balance of $368,788, compared to $0 at September 30, 2001. Net cash used by operating activities during the fiscal year ended September 30, 2002 was $270,061, attributable primarily to our loss from operations of $565,931, offset by increases in accounts payable of $284,133 and $14,983 in interest payable. Net cash used by investing activities during the fiscal year ended September 30, 2002 was $6,151. Net cash provided by financing activities during the year ended September 30, 2002 was $645,000, representing the proceeds from the issuance of notes payable.

Accounts payable increased from $28,242 at September 30, 2001 to $229,375 at September 30, 2002. This significant increase is attributable to expenses incurred in connection with our corporate reorganization during the year.

Our current liabilities increased from $205,223 at September 30, 2001 to $1,149,339 at September 30, 2002. This significant increase in debt is attributable to our reorganization activities carried on during the year in anticipation of acquisition of a new business. In addition, we incurred significant additional debt in connection with our acquisition of CBL following fiscal year-end. To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the CBL business and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. Our future financial viability will depend on our ability to successfully implement these initiatives and other factors, including
(i) our ability to maintain CBL's existing customer base and to expand its customer base into new domestic and foreign markets, and (ii) overall financial market conditions in the United States and other countries where we intend to seek prospective investors. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

Item 7.           Financial Statements

See Item 13(a) for an index to the financial statements attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages and titles of the executive officers and directors of the Company.

        Name                    Age              Position
        ----                    ---              --------
        Douglas D. Cole         47        Chief Executive Officer and Director
        Edward P. Mooney        43        President and Director
        William D. Jobe         64        Director

Certain biographical information pertaining to the above-named officers and directors is set forth below.

Douglas D. Cole. Mr. Cole has been a director since January 2002 and has served as Chief Executive Officer since August 2002. For the past twenty-four years, Mr. Cole has worked in the information technology industry, with a focus on sales and marketing. He has successfully completed numerous acquisitions and strategic partnerships with various companies. He has served as a director of USA Broadband, Inc., a publicly-traded company specializing in delivery of digital video and television programming, since October 2001 and served as
Interim President of its operating subsidiary Cable Concepts, Inc., from November 2001 to April 2002. From August 1998 to June 2000, Mr. Cole served as a director of RateXchange Corp. and as a director of two of RateXchange's subsidiaries, RateXchange I, Inc. and PolarCap, Inc. He served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from April 1999 to February 2000. He served as the Chief Executive Officer of PolarCap, Inc. from its inception until August 1998. From 1995 to 1996, Mr. Cole served as President and Chief Executive Officer of Starpress, Inc. after Great Bear Technology Company, a publicly held California company, acquired Starpress. He served as President and Chief Executive Officer of Great Bear from 1993 through 1996.

Edward P. Mooney. Mr. Mooney has been a director since January 2002 and has served as our President since October 1, 2002. Mr. Mooney has nearly 20 years experience in corporate development, corporate finance, and financial research and analysis. He has previously served as a director and officer of USA Broadband, Inc. since April 2001. He served as interim CEO until September, 2002, is currently a director, and will provide consulting services to USA Broadband through May 2003 during a management and business transition phase. Prior thereto, Mr. Mooney was self-employed as a corporate development consultant. Mr. Mooney served as Executive Vice President (April 1999 to April
2000) and director (November 1998 to April 2000) of RateXchange Corporation. Mr. Mooney has also served as President (September 1996 to April 1997) and as a director (September 1996 to May 1998) of WorldPort Communications, Inc. From September 1993 to November 1998, Mr. Mooney was an analyst for Maroon Bells Capital Partners, Inc. Additionally, since 1998, Mr. Mooney has provided consulting services to financial advisory firms including Maroon Bells Capital, LLC, Maroon Bells Capital Partners, Inc., Kings Peak Capital, and Kings Peak Advisors. During 2002 Mr. Mooney also served as a director of Category 5 Technologies, Inc., a publicly-traded company, until its merger with MindArrow, Inc., another public company. He has served as an officer, director, and consultant to numerous other private and public companies. Mr. Mooney holds a Masters Degree in Education and a Bachelors Degree in Geography from the California State University system.

William Jobe. Mr. Jobe has been a director since January 2002. He has been a private venture capitalist and computer, communications and software industry advisor since 1991. From June 1990 to July 1991, he was President of MIPS Technology Development in Sunnyvale, CA. From 1987 to 1990 he was Executive Vice President of MIPS Computer Systems, Inc. Prior to MIPS, Mr. Jobe spent three years as a general partner with Chatham Venture Corp., a venture capital firm investing in the computer, software and telecommunications field. Prior to Chatham Venture, he was President of Plexus Computers and was the initial Vice President of Marketing and Sales at VMX, Inc., the investor and initial voicemail company. In September 1968, Mr. Jobe joined Data General Corporation when there were only ten employees. He sold their first computer and was with the company for 13 years, seeing sales grow to $735,000,000. His last two positions with Data General were Vice President, North American Sales and Vice President and General Manager of the worldwide General Distribution Division. Mr. Jobe has been on the Board of Directors of a number of high technology companies and has served as Chairman of three companies. He has also filled in as interim C.E.O. on two occasions and as Interim Vice President of Marketing and Sales once. Several of these companies have had their initial public offerings including Sandisk, Great Bear Technology, Qualix Group and Viewcast.com. Since it's inception in 1996, he has been on the Board of PremiseNet, Inc. of Richardson, TX, a company started by Gordon Matthews, the inventor of voicemail. He received his BSME and MSME from Texas A&M University and his PMD from Harvard Business School.

Item 10.          Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services to us in all capacities for the prior fiscal years ended September 30, 2002, 2001, and 2000, of those persons who served as chief executive officer during the fiscal year indicated. The individuals named below received no other compensation of any type, other than as set out below, during the fiscal years indicated.



                                        Annual Compensation       Long-Term Compensation Awards
                                        -------------------       -----------------------------
                                                                      Restricted
                                                                         Stock         Stock
Name and                                      Salary     Bonus          Awards        Options        All Other
Principal Position                     Year     ($)       ($)             ($)           (#)        Compensation
------------------                     ----     ---       ---             ---           ---        ------------
Douglas D. Cole                          2002  59,000      -               -             -               -
Chief Executive Officer                  2001    -         -               -             -               -
                                         2000    -         -               -             -               -


Employment Agreements

As of August 12, 2002, we formalized an employment agreement that provides for the employment of Doug Cole as our chief executive officer at an annual salary of $180,000, or such higher rate as our board of directors may determine. Mr. Cole had served as our acting chief executive officer since April 1, 2002. The agreement, which has a two-year term from August 12, 2002, is automatically renewable for a further 12-month period, unless earlier terminated. In addition to his salary, Mr. Cole is entitled to $1000 per month for automobile reimbursement and various other benefits. The agreement acknowledged that we were, as of the date of the agreement, indebted to Mr. Cole in the amount of $45,000, representing his accrued salary during the period April 1, 2002 to August 12, 2002 while serving as acting chief executive officer. Effective October 1, 2002, we also entered into an employment agreement with Edward Mooney on substantially similar terms to the agreement with Mr. Cole, pursuant to which Mr. Mooney agreed to serve as our president.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2002 regarding current beneficial ownership of the shares of our common stock by (i) each person known by us to own more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on 6,319,774 outstanding shares of common stock as of December 31, 2002. Unless as otherwise indicated, the address for each of the following persons is 2526 Durant Avenue, Berkeley, California 94704.



                                                                                                         Percent of
                                                                                          Total            Class
Name and Address of                                Number of         Number of          Beneficial      Beneficially
Beneficial Owner                                 Shares Owned       Options (1)       Ownership (2)        Owned
----------------                                 ------------       -----------       -------------        -----
Douglas D. Cole                                     500,000        5,000,000 (3)        5,500,000           48.6
Chief Executive Officer and Director

Edward P. Mooney                                    500,000        5,000,000 (3)        5,500,000           48.6
President and Director

William Jobe                                        200,000              -                200,000            3.2
P.O. Box 6509
Snowmass, Colorado 81615
Director

Brian Kennedy                                     1,545,000          257,500 (4)        1,802,500           27.4
5% Shareholder
President, CBL Global Corp.

R. Stephen Scammell                               1,455,000          242,500 (4)        1,697,500           25.9
5% Shareholder
Executive VP, CBL Global Corp.

European American Securities                        400,000                               400,000            6.3
1 Regent Street
London SW1Y 4NS
5% Shareholder

Global Marketing Associates                         600,000                               600,000            9.5
4766 South Holladay Blvd.
Holladay, Utah 84047
5% Shareholder

Theodore Swindells                                          -        6,300,000            6,300,000           49.9
11400 Southeast 8th Street                                         (3)(5)(6)
Bellevue, WA 98004.
5% Beneficial Owner

Kings Peak LLC                                         -           4,537,500 (5)        4,537,500           41.8
1338 South Foothill Drive, Suite 171
Salt Lake City, Utah 84108
5% Beneficial Owner

All  executive  officers and  directors of the    1,200,000       10,257,500 (3)       11,457,500           69.1
Company as a group (3 persons)


     (1) Reflects warrants, options or other convertible securities that will be exercisable, convertible or vested, as the case may be, as of March 1, 2003.

     (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following December 31, 2002 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.

     (3) Includes 600,000 shares issuable upon conversion of a convertible note and an aggregate of 4,400,000 shares issuable to Kings Peak Advisors LLC, a Utah limited liability company ("KPA"), pursuant to a consulting agreement and convertible notes and warrants. Mr. Cole, Mr. Mooney and Mr. Swindells each own a 33-1/3% interest in KPA, and each disclaim beneficial ownership of the shares in the Company that are issuable to KPA. See "Item 12. Certain Relationships and Related Transactions."

     (4) Issuable upon conversion of notes issued in connection with the CBL Transactions.

     (5) Includes (i) 4,400,000 shares issuable in consideration of consulting services provided pursuant to an Advisory Agreement dated July 15, 2002, discussed below in the section entitled "Item 12. Certain Relationships and Related Transactions" and (ii) 137,500 shares issuable upon conversion of the Bridge Financing Notes and exercise of the Bridge Financing Warrants.

     (6) Includes (a) 1,000,000 shares issuable upon conversion of a portion of a promissory note with rights of conversion that were acquired upon assignment of the Debt Conversion Agreement discussed below in the section entitled "Item 12. Certain Relationships and Related Transactions"; and (b) 300,000 shares issuable upon conversion of the Bridge Financing Notes and exercise of the Bridge Financing Warrants.

Item 12.          Certain Relationships and Related Transactions

As of August 8, 2002, we formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of our common stock. The GMA Note was originally issued by us in November 2000 to our former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA, both of which entities are unrelated to us. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, including Douglas Cole and Edward Mooney, who are officers and directors of our company. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of our common stock into which the GMA Note is convertible. Fifty percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors. As of December 31, 2002, 1,000,000 shares of our common stock had been issued pursuant to the terms of the GMA Note.

As of July 15, 2002, we entered in an Advisory Agreement with Kings Peak Advisors, LLC ("KPA") to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting us to identify placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. KPA is a private company whose principals are Edward Mooney, Douglas Cole, and Theodore Swindells. Mr. Mooney and Mr. Cole are directors and officers of our company. The Advisory Agreement provides that KPA will be compensated for its various advisory services to us as follows: (i) for general corporate advisory services, an initial retainer of $25,000 and a fee of $20,000 per month throughout the term of the agreement, which monthly fee amount is payable, at KPA's option, in shares of our common stock at a price per share equal to $0.025; (ii) for financial advisory services, a fee based on 10% of the gross proceeds of any equity financings and/or 1.5% of any gross proceeds of debt financings that are completed by underwriters or placement agents introduced to us by KPA, as well as any fees which may be due to KPA for its assistance in identifying prospective investors to us pursuant to terms and conditions of offering memoranda issued by us; (iii) for merger and acquisition services involving a transaction resulting from a contact provided by KPA, a sliding fee based on a percentage of the value of the transaction, subject to an additional $100,000 bonus in the event the transaction is valued at $3,000,000 or more; (iv) in respect of general business development advisory services, a fee to be negotiated between us and KPA based upon certain agreed-upon fee parameters between the parties; and (v) in respect of debt, credit or leasing facilities, a fee to be negotiated between us and KPA on a case-by-case basis. In addition to its fees under the Advisory Agreement, KPA is entitled to reimbursement for reasonable out-of-pocket travel expenses. The term of the Advisory Agreement runs from July 15, 2002 to July 14, 2004, subject to automatic renewal for an additional 12-month period. We acknowledged that we were indebted to KPA for prior services rendered since April 1, 2002 in the amount of $30,000, up to 50% of which amount is payable, at KPA's option, in shares of our common stock at a price per share of $0.025. The total number of our shares of common stock issuable to KPA under the Advisory Agreement may not exceed 4,400,000 shares. Through December 31, 2002, KPA had earned a total of $155,000 under the Advisory Agreement, $110,000 of which is convertible, at KPA's option, into 4,400,000 shares of our common stock. Of the balance of $45,000, $35,000 was paid in cash to KPA, leaving a balance owing as of December 31, 2002 of $10,000.

Concurrent with our acquisition of CBL, we also (i) issued promissory notes to certain individuals and entities for a total principal amount of $645,000 ("Bridge Financing Amount"), which notes ("Bridge Financing Notes") are convertible under certain conditions into shares of our common stock, and (ii) in connection with the issuance of the Bridge Financing Notes, issued warrants ("Bridge Financing Warrants") to the holders of the Notes to purchase additional shares of our common stock. Of the Bridge Financing Amount, $55,000 was advanced by KPA. Both the Bridge Financing Notes and the Bridge Financing Warrants were issued in exchange for various amounts advanced to us by the respective holders during the period June - September 2002 and pursuant to the terms of a Note and Warrant Purchase Agreement entered into effective August 20, 2002 between us and the various holders of such Notes and Warrants. The Bridge Financing Notes bear interest at a rate of nine percent per annum and are due one year from the date of the respective notes, unless automatically converted upon the closing by us of an equity financing consisting of at least 500,000 shares of our common stock. If so converted, the principal and accrued interest on the respective notes ("note amount") will be converted into that number of shares of our common stock that equals the note amount divided by 80% of the price per share paid by purchasers of common stock in the equity financing. The Bridge Financing Warrants are exercisable for a period of two years at a price of $0.025 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of our common stock at the time of conversion.

Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock at a price of $0.025 per share to our three directors, Messrs. Cole, Mooney and Jobe, in consideration for past services to us valued at $27,500.

Item 13.          Exhibits and Report on Form 8-K

         (a)      1.       Financial Statements

                  The following financial statements of Trinity Companies, Inc., and related notes thereto and auditor's report thereon, are filed as part of this Annual Report on Form 10-KSB:

                                                                           Page
                                                                           ----
          Independent Auditor's Report dated December 31, 2002              17

          Balance Sheets as of September 30, 2002 and 2001                  18

          Statements of Operations for the years ended  September 30,
            2002 and 2001                                                   19

          Statements of Stockholders' Equity for the years ended
            September 30, 2002 and 2001                                     20

          Statements of Cash Flows for the years ended September 30,
          2002 and 2001                                                     21

          Notes to Financial Statements                                     22


                  2.       Exhibits

                  The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-KSB.


         (b) Reports on Form 8-K Filed During the Last Quarter of Fiscal 2002

                  We filed no reports on Form 8-K during the last quarter of fiscal 2002.


Item 14.          Controls and Procedures

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President/Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and President/Acting Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Trinity Companies, Inc.
Berkeley, California

We have audited the accompanying balance sheet of Trinity Companies, Inc., fka Habersham Energy Company (a Utah corporation) as of September 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Trinity Companies, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Companies, Inc. as of September 30, 2002 and 2001, and the results of their operations and its cash flows for the years then ended in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bierwolf, Nilson & Associates
Salt Lake City, Utah
December 31, 2002



                             Trinity Companies, Inc.
                                  Balance Sheet

                                                                                  September           September
                                                                                  30, 2002            30, 2001
-----------------------------------------------------------------------------------------------  ------------------

                                                       Assets
Current Assets
     Cash                                                                       $      368,788   $        -
     Deposits (Note 4)                                                                   1,500            -
     Interest Receivable                                                                 1,826            -
                                                                                ---------------  ------------------

       Total Current Assets                                                            372,114            -

Property & Equipment (Note 3)

     Equipment                                                                           3,450            -
     Furniture & Fixtures                                                                2,701            -
                                                                                ---------------  ------------------

       Total Property & Equipment                                                        6,151            -

     Accumulated Depreciation                                                              (80)           -
                                                                                ---------------  ------------------

       Net Property & Equipment                                                          6,071            -

Total Assets                                                                    $      378,185   $        -
                                                                                ===============  ==================


                                        Liabilities and Stockholders' Equity

Current Liabilities

     Accounts Payable                                                                  229,375         28,242
     Accrued Expenses                                                                   83,000            -
     Interest Payable                                                                   25,001         10,018
     Note Payable - Related Party (Notes 5 & 6)                                         55,000            -
     Note Payable - Current Portion (Note 6)                                           756,963        166,963
                                                                                ---------------  ------------------

       Total Current Liabilities                                                     1,149,339        205,223

Stockholders' Equity (Deficit)

     Preferred Stock, 10,000,000 Shares Authorized;
       No Par Value; Zero Shares Issued and Outstanding (Note 7)                           -              -
     Common Stock, 100,000,000 Shares Authorized;
       No Par Value; 49,774 at No Par Value and
       46,174 at $.10 Par Value Share Issued and
       Outstanding Respectively                                                      8,380,775          4,617
     Capital in Excess of Par Value                                                        -        8,341,158
     Accumulated Deficit                                                            (9,116,929)    (8,550,998)
     Subscription Receivable                                                           (35,000)           -
                                                                                ---------------  ------------------

Total Stockholders' Equity (Deficit)                                                  (771,154)      (205,223)
                                                                                ---------------  ------------------

Total Liabilities and Stockholders' Equity (Deficit)                            $      378,185   $        -
                                                                                ===============  ==================

                 The accompanying notes are an integral part of
                          these financial statements.



                             Trinity Companies, Inc.
                             Statement of Operations
                               For the Years Ended

                                                              September 30,
                                                          2002                2001
---------------------------------------------------------------------  ------------------


Revenue                                            $        -          $        -
-------                                            ------------------  ------------------

Expenses
     Depreciation                                                 80            -
     General & Administrative                                 31,647              25,492
     Professional Fees                                       363,770            -
     Rent                                                      3,750            -
     Salaries                                                 83,000            -
     Telephone                                                 9,659            -
     Travel & Entertainment                                   60,868            -
                                                   ------------------  ------------------

       Total Operating Expenses                              552,774              25,492
                                                   ------------------  ------------------

       Income (Loss) from Operations                        (552,774)            (25,492)

Other Income (Expenses)

     Interest Income                                           1,826            -
     Interest Expense                                        (14,983)            (10,018)
                                                   ------------------  ------------------

       Total Other Income (Expenses)                         (13,157)            (10,018)

       Net Income (Loss) - Before Taxes                     (565,931)            (35,510)

       Taxes                                                -                   -
                                                   ------------------  ------------------

       Net Income (Loss)                           $        (565,931)  $         (35,510)
                                                   ==================   ================

       Net Loss Per Common Share                   $          (11.66)  $           (0.77)

       Weighted Average Outstanding Shares                    48,540              46,174


                 The accompanying notes are an integral part of
                          these financial statements.



                                              Trinity Companies, Inc.
                                        Statement of Stockholders' Equity
                            For the Period September 30, 2000 to September 30, 2002


                                                                                    Capital In           Retained
                                                                  Common             Excess of           Earnings
                                             Shares               Stock             Par Value           (Deficit)
---------------------------------------------------------  ------------------  ------------------  -----------------


Balance, October 1, 2000                     46,174                4,617             8,341,158         (8,515,488)

Net Income (Loss) for the Year
Ended September 30, 2001                        -                   -                   -                 (35,510)
                                        -----------------  ------------------  ------------------  -----------------

Balance, September 30, 2001                  46,174                4,617             8,341,158         (8,550,998)

Issuance of Shares for a
Subscription Receivable                       3,500               35,000                -                   -

Rounding Due to Reverse Split                   100                1,000                (1,000)             -

Change in Par Value                             -              8,340,158            (8,340,158)             -
Net Income (Loss) for the Year
Ended September 30, 2002                        -                   -                   -                (565,931)
                                        -----------------  ------------------  ------------------  -----------------

Balance, September 30, 2002                  49,774         $  8,380,775           $         -        $(9,116,929)
                                        ================   ==================  ==================  =================





                 The accompanying notes are an integral part of
                          these financial statements.




                                                Trinity Companies, Inc.
                                               Statement of Cash Flows
                                                 For the Years Ended

                                                                        September           September
                                                                        30, 2002            30, 2001
-------------------------------------------------------------------------------------  ------------------

Cash Provided by Operating Activities
     Net Income (Loss)                                             $        (565,931)  $         (35,510)
     Adjustments to Reconcile Net Loss to Net Income;
         Depreciation                                                             80                   -
         (Increase) in Deposits                                               (1,500)                  -
         (Increase) in Interest Receivable                                    (1,826)                  -
         Increase (Decrease) in Accounts Payable                             284,133            (144,221)
         Increase in Interest Payable                                         14,983              10,018
                                                                   ------------------  ------------------

         Net Cash (Used) by Operating Activities                            (270,061)           (169,713)

Cash Provided by Investing Activities
     Purchase of Fixed Assets                                                 (6,151)                  -
                                                                   ------------------  ------------------

         Net Cash (Used) by Investing Activities                              (6,151)                  -

Cash Provided by Financing Activities
     Proceeds from Notes Payable                                             645,000             169,713
                                                                   ------------------  ------------------

         Net Cash Provided by Financing Activities                           645,000             169,713

         Net Increase in Cash                                                368,788                   -

         Cash at Beginning of Period                                               -                   -
                                                                   ------------------  ------------------

         Cash at End of Period                                     $         368,788   $               -
                                                                   ==================  ==================

Disclosures from Operating Activities
     Interest                                                      $               -   $               -
     Taxes                                                                         -                   -


                 The accompanying notes are an integral part of
                          these financial statements.

                             Trinity Companies, Inc.
                        Notes to the Financial Statements
                               September 30, 2002

NOTE 1 - Corporate History

Trinity Companies, Inc., (the "Company") was incorporated in Oklahoma on April 14, 1975 under the name of U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, the Company changed its name to Habersham Energy Company and focused its activities on merging with or acquiring an operating entity. On May 5, 2002, the Company changed its domicile to Utah. Historically, the Company was engaged in the business of acquiring producing oil and gas properties but the Company has not had any business activity since 1995.

NOTE 2 - Significant Accounting Policies

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents.
D. Depreciation and Amortization: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
E. Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
F. On March 15, 2002, the Company filed an amendment to its Certificate of Incorporation to effect a 1 for 100 common share reverse stock split in which every 100 shares of common stock of the corporation issued and outstanding shall be automatically reclassified and changed without any further act into one (1) fully-paid and non-assessable share of common stock of the corporation, as provided in the Amended and Restated Certificate; and a change in the par value of its authorized common shares from $0.10 to no par. Accordingly, the Company has presented share and per share data for issued and outstanding shares on a restated basis to give effect to the reverse stock split.

NOTE 3 - Fixed Assets

The Company capitalizes equipment and fixture purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. Scheduled below are the assets, cost, depreciation expense, and accumulated depreciation at September 30, 2002 and 2001.

                                      Asset                     Depreciation                  Accumulated
                                      Cost                         Expense                   Depreciation
Assets                       2002            2001           2002           2001            2002           2001
------                   ----------------------------  -----------------------------  -----------------------------

Equipment                $      3,450   $      -       $          48   $     -        $         48   $      -
Furniture
  & Fixtures                    2,701          -                  32         -                  32          -
                         -------------  -------------  --------------  -------------  -------------  --------------
     Total               $      6,151   $      -       $          80   $     -        $         80   $      -
                         =============  =============  ==============  =============  =============  ==============


NOTE 4 - Operating Leases

On July 8, 2002, the Company signed a lease agreement for an executive office suite in a multi-tenant building for use as its principal office. The Company pays a minimum of $1,500 per month for the office space. The term of the lease commences on July 15, 2002 and expires on April 15, 2003. Once the lease term has ended, the Company then may lease the premises on a month to month basis. The office is located at 2526 Durant Avenue, Berkeley California 94704. The Company has paid $1,500 in the form of a lease deposit which may be refunded at the end of the lease.
                                    Continued
                             Trinity Companies, Inc.
                          Notes to Financial Statements
                               September 30, 2002

NOTE 4 - Operating Leases - continued

     Total Minimum Lease Commitments as of September 30, 2002;

                                                Year               Amount
                                             ---------       -----------------

                                                2002         $           3,750
                                                2003                     9,000
                                                2004                  -
                                                2005                  -
                                                2006                  -
                                             Thereafter               -
                                                             ------------------
                                                Total        $          12,750
                                                             ==================

For the year ended September 30, 2002 the rent expense entering into the determination of net loss is as follows:

     Minimum rent on operating leases:                           Amount
                                                           ------------------
         Office Suite                                      $           3,750
                                                           ------------------
         Total rent expense during the period              $           3,750
                                                           ==================

NOTE 5 - Notes Payable - Related Party

During the year ended September 30, 2002, the Company issued one convertible promissory note in the amount of $55,000 to a consulting firm whose directors are officers and shareholders of Trinity Companies, Inc. The note bears interest at a rate of 9% per annum. The principal and accrued interest shall be due and payable on the earliest to occur of (i) June 29, 2003, or (ii) within ten days of a written request from the note holder after monetary default.

NOTE 6 - Notes Payable

During the year, the Company issued numerous promissory notes to accredited investors and related parties. The total balance of the notes is $811,963. The notes bear interest between the rates of 6% and 10% per annum, some of which are secured by the Company's common stock. The principal and accrued interest shall be due and payable within the next fiscal year. At September 30, 2002, the total accrued interest totaled $25,001.


                                                                                  September           September
The Company has the following notes payable obligations:                            2002                2001
                                                                             ------------------  ------------------


 Convertible notes  payable to investors  are due between June 15, 2003 and September 15, 2003 plus accrued  interest at a rate of 9% per
      annum, secured by common stock of the Company.                                 $ 445,000   $       -

Unsecured note payable to investor is due on April 2, 2003
     plus accrued interest at a rate of 10% per annum.                                 145,000           -

Unsecured convertible note payable to investor is convertible after August 8, 2002.  At September 30, 2002 no debt had
     been converted to shares.                                                         166,963           -

Convertible note to related party due on June 29, 2003 plus
     accrued interest at a rate of 9% per annum.                                        55,000           -
                                                                             ------------------  ------------------
                  Totals                                                     $         811,963   $       -
                  Less Current Maturities                                             (811,963)          -
                                                                             ------------------  ------------------
                  Total Long-Term Notes Payable                              $            -      $       -
                                                                             ==================  ==================


                                    Continued

                                               Trinity Companies, Inc.
                                            Notes to Financial Statements
                                                 September 30, 2002

NOTE 6 - Notes Payable - continued

Following are maturities of long-term debt for each of the next five years:

                                                Year               Amount
-----------------------------------------------------------  ------------------
                                                2003         $         811,963
                                                2004                  -
                                                2005                  -
                                                2006                  -
                                             Thereafter               -
                                                             ------------------
                                                Total        $         811,963
                                                             ==================

NOTE 7 - Stockholders' Equity

On February 5,2002, the Company effected a one hundred for one (100 for 1) reverse split. No shareholder was reversed below 100 shares. Shareholders with 100 shares or less, prior to the reverse, were not affected.

On May 5, 2002, the Company amended its Articles of Incorporation to reflect a change in par value from $.10 per share to no par value per share. Accordingly, this change effecting the common stock and additional paid in capital values has been retroactively applied to all prior years.

NOTE 8 - Income Taxes

Income tax expense includes federal and state taxes currently payable and deferred taxes arising from timing differences between income for financial reporting and income tax purposes.

The Company has adopted SFAS 109 to account for income taxes.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $9,100,000 at September 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not probable. Accordingly, the potential tax benefits of the net operating loss carryforwards at September 30, 2002 have been offset by valuation reserves of the same amount.

Deferred tax assets and the valuation account at September 30, 2002 is as follows:

                  Deferred tax asset:
                     NOL carryforward                     $        3,099,756
                     Valuation allowance                          (3,099,756)
                                                          -------------------
                     Total                                $       -
                                                          ===================





                                    Continued

                             Trinity Companies, Inc.
                          Notes to Financial Statements
                               September 30, 2002

NOTE 9 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2002.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;



     Common shares outstanding during the entire period
     Weighted-average shares paid for, but not issued during the period.              48,540
                                                                           ------------------
     Weighted-average number of common shares used in basic EPS
         dilutive effect of options                                                   48,540
                                                                           ------------------
     Weighted-average number of common shares and dilutive potential
         common shares used in diluted EPS                                            48,540
                                                                           ==================


Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended September 30, 2002.

NOTE 10 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements.

         (a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities. In December 2002, the Company commenced a $3,000,000 private placement, the proceeds of which will be used for (i) corporate administration, (ii) the expansion of CBL Global Corp. operations for the coming 12 months, and (iii) expenses related to additional prospective acquisitions during 2003. In conjunction with the private placement, the Company has engaged various investment banking firms and other finders to identify prospective investors. The Company anticipates receiving proceeds from the private placement during the first quarter of 2003;
         (b) The Company will seek to continue converting certain outstanding loans and payables into common stock in order to reduce future cash obligations;
         (c) Management of CBL Global Corp., the Company's primary operating subsidiary, has developed a sales and marketing plan for 2003 that, if successful, may generate sufficient cash flow to sustain and grow subsidiary operations and, possibly, create excess cash flow for corporate administrative expenses. This sales plan includes the establishment of additional sales offices and sales representation in countries where CBL Global Corp. has targeted large corporate customers in the mining and power generation industries and the development of additional workplace learning products for additional industries;
         (d) Management is identifying prospective acquisition targets with sufficient cash flow to fund subsidiary operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses.



                                    Continued
                             Trinity Companies, Inc.
                          Notes to Financial Statements
                               September 30, 2002

NOTE 10 - Going Concern - continued

The Company's future capital requirements will depend on its ability to successfully implement these initiatives and other factors, including (i) the ability of the Company to maintain its existing customer base and to expand its customer base into new domestic and foreign markets, and (ii) overall financial market conditions in the United States and other countries where the Company will seek prospective investors.

NOTE 11 - Subsequent Events

On October 1, 2002, the Company authorized a Stock Purchase Agreement in order to retain qualified directors and officers. The Stock Purchase Agreement allows various directors to purchase an aggregate of 1,200,000 shares of the Company's common stock at a price of $.025 per share. The purchase price shall be payable by each Purchaser in the form of the cancellation of the Company's obligation to pay the various Purchasers a total of $30,000 as compensation for services already performed by Purchaser for the Company.

Pursuant to a series of related transactions that closed on October 1, 2002, the Company issued 3,000,000 restricted shares of common stock, issued US$1,000,000 in convertible promissory notes and assumed US$217,703 in indebtedness to acquire Competency Based Learning, Inc., a California corporation and two related Australian companies, Competency Based Learning, Pty. Ltd. ACN 084 763 780 and ACN 082 126 501 Pty. Ltd. The transactions were effected through CBL Global, a wholly-owned subsidiary.

On October 2, 2002, the Company issued 1,200,000 shares to various directors of the Company for services performed pursuant to a Stock Purchase Agreement accepted by the board of directors on October 1, 2002. The shares were issued at $.025 per share. This represents $30,000 of services performed for the Company.

On October 2, 2002, the Company issued shares for consulting services based on consulting agreements dated August 22, 2002. There were 1,070,000 shares issued at $.025 per share totaling $26,750 in consulting services performed in behalf of the Company.

On October 21, 2002, the Company adopted a stock option plan entitled "2002 Stock Plan". The plan authorizes the issuance of 1,500,000 shares to be increased by 500,000 shares annually. The plan expires in ten years. The board may amend, alter, suspend or terminate the plan at any time.

On December 2, 2002, the Company approved amending and restating its Articles of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 100,000,000 and the authorized number of shares of preferred stock from 1,000,000 to 10,000,000. This change effecting the common stock has been retroactively applied to all prior years.

On December 9, 2002, the Company issued 600,000 shares of common stock for partial relief of debt in conjunction with a convertible note payable referred to in Note 6 - Notes Payable. The original amount of the note was $166,963 with $18,544 of accrued interest. At September 30, 2002 the principal and interest amounts available for conversion are $104,352 and $11,590 respectively.

                                  EXHIBIT INDEX

         Exhibits.

2.1 Articles of Restatements of the Articles of Incorporation of Trinity Companies, Inc. dated December 13, 2002 and filed December 19, 2002*

2.2      Bylaws of Trinity Companies, Inc. (1)

10.1 Financial Advisory Agreement and Indemnification Letter entered into as of July 31, 2002 between Trinity Companies, Inc. and European American Securities, Inc. (1)

10.2 Debt Conversion Agreement dated as of August 8, 2002 between Trinity Companies, Inc. and Global Marketing Associates, Inc. (1)

10.3     Form of Executive Employment Agreement. (1)

10.4 Advisory Agreement dated as of July 15, 2002 between Trinity Companies, Inc. and Kings Peak Advisors, LLC. (1)

10.5 Agreement and Plan of Reorganization dated as of October 1, 2002, among the Company, Competency Based Learning, Inc. and CBL Acquisition Corp.
         (2)

10.6 Securities Purchase Agreement dated as of October 1, 2002 between CBL Acquisition Corp. and Brian Kennedy, relating to shares of Competency Based Learning, Pty. Ltd ACN 084 763 780. (2)

10.7 Securities Purchase Agreement dated as of October 1, 2002 by and among CBL Acquisition Corp. and Brian Kennedy and Robert Stephen Scammell, relating to shares of ACN 082 126 501 Pty. Ltd. (2)

10.8 Escrow Agreement dated as of October 1, 2002 by and among the Company, CBL Acquisition Corp., Robert Stephen Scammell, Brian Patrick Kennedy and Heritage Bank of Commerce. (2)

10.9 Convertible Promissory Note in the principal amount of $485,000 dated October 1, 2002 issued by CBL Acquisition Corp. to Robert Stephen Scammell. (2)

10.10 Convertible Promissory Note in the principal amount of $515,000 dated October 1, 2002 issued by CBL Acquisition Corp. to Brian Kennedy. (2)

10.11 Promissory Note in the principal amount of US$198,079.12 dated October 1, 2002 issued by CBL Acquisition Corp. to Robert Stephen Scammell. (2)

10.12 Promissory Note in the principal amount of AUD$36,100.80 dated October 1, 2002 issued by CBL Acquisition Corp. to Brian Kennedy. (2)

10.13 Employment Agreement dated as of September 1, 2002 between CBL Acquisition Corp. and Robert Stephen Scammell. (2)

10.14 Employment Agreement dated as of September 1, 2002 between CBL Acquisition Corp. and Brian Kennedy. (2)

10.15 Security Agreement dated as of October 1, 2002 by and between CBL Acquisition Corp., Robert Stephen Scammell and Trinity Companies, Inc.
         (2)

10.16 Form of Deed of Charge executed as of October 1, 2002 by Competency Based Learning Pty Ltd. (2)

10.17 Form of Guarantee and Indemnity executed as of October 1, 2002 by Competency Based Learning Pty Ltd. (2)

10.18 Form of Guarantee and Indemnity executed as of October 1, 2002 by ACN 082 126 501 Pty. Ltd. (2)

10.19 Form of Stock Purchase Agreement entered into as of October 1, 2002 between Trinity Companies, Inc., and each of its directors. (2)

10.20 Note and Warrant Purchase Agreement dated as of August 20, 2002 between Trinity Companies and various purchasers. (2)

10.21 Form of Convertible Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of August 20, 2002. (2)

10.22 Form of Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of August 20, 2002. (2)

10.23 Commercial Tenancy Agreement between Wedgetail Systems PTY LTD CAN 003356429 and Competency Based Learning PTY LTD CAN 084 763780 dated December 12, 2000.*

10.24 Deed of Variation of Lease dated 1 July 2002 between Wedgetail Systems PTY LTD CAN 003356429 and Competency Based Learning PTY LTD CAN 084 763780.*

21.1     Subsidiaries of Trinity Companies, Inc.*

99.1     Certification pursuant to 18 U.S.C. Section 1350*

99.2     Certification pursuant to 18 U.S.C. Section 1350*

 *       Filed herewith.

(1) Incorporated by reference from the quarterly report on Form 10-QSB filed by Trinity Companies, Inc. on August 21, 2002.

(2) Incorporated by reference from the current report on Form 8-K filed by Trinity Companies, Inc. on October 16, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRINITY COMPANIES, INC.


                                By: /s/ Douglas D. Cole
January 10, 2003                          Douglas D. Cole
                                          Chief Executive Officer


January 10, 2003                    /s/ Edward P. Mooney
                                           Edward P. Mooney
                                           President and Acting Chief Financial
                                           Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January 10, 2003                    /s/ Douglas D. Cole
                                          Douglas D. Cole
                                          Chief Executive Officer and Director


January 10, 2003                    /s/ Edward P. Mooney
                                          Edward P. Mooney
                                          President, Acting Chief Financial
                                          Officer and Director


January 10, 2003                    /s/ William Jobe
                                          William Jobe
                                          Director

                                 CERTIFICATIONS


I, Douglas  D. Cole, certify that:

1. I have reviewed this annual report on Form 10-KSB of Trinity Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 10, 2003

/s/      Douglas D. Cole
         Douglas D. Cole
         Chief Executive Officer

I, Edward P. Mooney, certify that:

1. I have reviewed this annual report on Form 10-KSB of Trinity Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 10, 2003

/s/      Edward P. Mooney
         Edward P. Mooney
         President and Acting Chief Financial Officer