Form 10QSB
period 2002-12-31
TRINITY COMPANIES INC
filed 2003-03-05
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

              For the Quarterly Period Ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 14, 2003; 8,519,774 shares of the issuer's Common Stock, no par value per share, were outstanding.




                                   PART I

ITEM 1 - FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by the Trinity Companies, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of its operations and changes in its financial position from October 31, 2002 through December 31,2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                          Trinity Companies, Inc.
                               Balance Sheet

                                                   December     September
                                                   31, 2002      30, 2002
                                                 ------------  ------------
                                   Assets
Current Assets
--------------
  Cash                                          $     59,145  $    368,788
  Accounts Receivable                                120,497             -
  Interest Receivable                                  1,826         1,826
  Prepaid Expenses                                     9,583         1,500
                                                 ------------  ------------
          Total Current Assets                       191,051       372,114
                                                 ------------  ------------
Property & Equipment
--------------------
  Furniture & Equipment                               57,990         6,151
  Accumulated Depreciation                           (19,948)          (80)
                                                 ------------  ------------
          Net Property & Equipment                    38,042         6,071
                                                 ------------  ------------
Total Assets                                    $    229,093  $    378,185
                                                 ============  ============
                    Liabilities and Stockholders' Equity
Current Liabilities
-------------------
  Accounts Payable                                   364,202       229,375
  Accrued Expenses                                   165,539        83,000
  Interest Payable                                    56,319        25,001
  Notes Payable - Current Portion                    743,817       694,352
  Notes Payable - Related Party                    1,336,074       117,611
                                                 ------------  ------------
          Total Current Liabilities                2,665,951     1,149,339
                                                 ------------  ------------
Long Term Liabilities
---------------------
  Notes Payable - Long-Term Portion                   13,913             -
                                                 ------------  ------------
          Total Liabilities                        2,679,864     1,149,339
                                                 ------------  ------------
Stockholders' Equity
--------------------
  Preferred Stock, 10,000,000 Shares at No                 -             -
   Par Value; No Shares Issued and
   Outstanding
  Common Stock, 100,000,000 Shares                 8,564,705     8,380,775
   Authorized at No Par Value, 6,319,774
   shares and 49,774 shares Issued and
   Outstanding, Respectively
  Accumulated Deficit                            (10,987,996)   (9,116,929)
  Subscription Receivable                            (35,000)      (35,000)
  Other Comprehensive Income                           7,520             -
                                                 ------------  ------------
          Total Stockholders' Equity              (2,450,771)     (771,154)
                                                 ------------  ------------
Total Liabilities & Stockholders' Equity        $    229,093  $    378,185
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.
                                     3


                          Trinity Companies, Inc.
                          Statement of Operations
                         For the Three Months Ended

                                                   December      December
                                                   31, 2002      31, 2001
                                                 ------------  ------------
Revenue                                         $     62,660  $          -
-------                                          ------------  ------------
Expenses
--------
  Depreciation                                         2,295             -
  General & Administrative                            67,910         1,679
  Professional Fees                                   16,158             -
  Office Expense                                     181,688             -
  Salaries & Benefits                                246,948             -
  Travel & Entertainment                             136,520             -
                                                 ------------  ------------
          Total Expenses                             651,519         1,679
                                                 ------------  ------------
          Income(Loss) from Operations              (588,859)       (1,679)
                                                 ------------  ------------

Other Income (Expense)
----------------------
  Other Income                                         7,244             -
  Other Expenses                                     (31,318)       (2,505)
  Write Down of Goodwill                          (1,236,427)            -
                                                 ------------  ------------
          Total Other Income (Expenses)           (1,260,501)       (2,505)
                                                 ------------  ------------

  Income (Loss) Before Taxes                      (1,849,360)       (4,184)
  Taxes                                                    -           100
                                                 ------------  ------------
  Net Income (Loss)                               (1,849,360)       (4,284)
                                                 ============  ============
  Net Loss Per Common Share                     $     (0.293) $     (0.086)

  Weighted Average Shares Outstanding              6,319,744        49,744

















 The accompanying notes are an integral part of these financial statements.

                          Trinity Companies, Inc.
                    Consolidated Statement of Cash Flows
                         For the Three Months Ended

                                                          December      December
                                                          31, 2002      31, 2001
                                                        ------------  ------------
Cash Provided by Operating Activities
-------------------------------------
  Net Income (Loss)                                     $(1,849,360)  $    (4,284)
  Adjustments to Reconcile Net Loss to Net Income;
   Depreciation Expense                                       2,295             -
   Non Cash Effect from Merger in Stockholders'
     Equity                                                 143,427             -
   Decrease in Accounts Receivable                           16,860             -
   Decrease in Prepaid Expenses                                 672             -
   Increase (Decrease) in Accounts Payable                   (4,653)        1,779
   Increase in Accrued Expenses                              43,881             -
   Increase in Interest Payable                              21,220         2,505
                                                        ------------  ------------
          Net Cash (Used) by Operating Activities        (1,625,658)            -

Purchase of Fixed Assets                                       (238)            -
------------------------                                ------------  ------------

Cash Provided by Financing Activities
-------------------------------------
  Increase in Notes Payable                               1,059,441             -
  Issuance of Common Stock                                  182,821             -
                                                        ------------  ------------
          Total Cash Provided by Financing Activities     1,242,262             -
                                                        ------------  ------------
          Net Increase (Decrease) in Cash                  (383,634)            -

          Consolidated Cash at Beginning of Period          442,779             -
                                                        ------------  ------------
          Cash at End of Period                         $    59,145   $         -
                                                        ============  ============
















 The accompanying notes are an integral part of these financial statements.

                          Trinity Companies, Inc.
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 1 - Corporate History
Trinity Companies, Inc., (the "Company") was incorporated in Oklahoma on April 14, 1975 under the name of U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, the Company changed its name to Habersham Energy Company and focused its activities on merging with or acquiring an operating entity. On May 5, 2002, the Company changed its domicile to Utah. On February 21, 2002, the stockholders of the Company approved the name change of the Company to Trinity Companies, Inc., and effected a reverse stock split which reduced the total number of common stock outstanding at September 30, 2002 from 4,967,424 to 49,774.
On June 21, 2002, the Company effected a change of domicile to the State of Utah. Historically, the Company was engaged in acquiring and operating oil and gas properties. Until adoption of the recent operating strategy in 2002, the Company had not had any business activity since 1995.

On October 1, 2002 (the "Acquisition Date") the Company issued 3,000,000 restricted shares of common stock, $1,000,000 in convertible promissory notes and $217,703 in promissory notes to acquire Competency Based Learning, Inc. ("CBL Inc."), and two Australian companies, Competency Based Learning, Pty. Ltd. ACN 084 763 780 ("CBL-AU") and ACN 082 126 501 Pty. Ltd ("CAN," together "CBL Pty. Ltd."). As a result of these transactions, the sole shareholders of CBL Inc. and CBL Pty. Ltd. (collectively "CBL"), own 1,455,000 and 1,545,000 shares of common stock outstanding, respectively.


NOTE 2 - Significant Accounting Policies
A. Method of Accounting. The Company uses the accrual method of accounting.
B. Revenue and Expense Recognition. Revenues and directly related expenses are recognized in the financial statements in the period when the goods are shipped to the customer.
C. Cash and Cash Equivalents. The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts, as cash equivalents.
D. Depreciation and Amortization. The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
E. Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
F. Consolidation Policies. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidated.
G. Foreign Currency Translation / Remeasurement Policy. Assets and liabilities that occur in foreign currencies are recorded at historical cost and translated at exchange rates in effect at the end of the reporting period. Statement of Operations accounts are translated at the average exchange rates for the year. Translation gains and losses are recorded as Other Comprehensive Income in the Equity section of the Balance Sheet.


NOTE 3 - Fixed Assets
The Company capitalizes furniture and equipment purchases in excess of $5,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. Scheduled below are the assets, cost, depreciation expense, and accumulated depreciation at December 31, 2002 and September 30, 2002.

                      Asset              Depreciation          Accumulated
                       Cost                  Expense          Depreciation
               --------------------- --------------------- ---------------------
Assets         12/31/2002 09/30/2002 12/31/2002 09/30/2002 12/31/2002 09/30/2002
               ---------- ---------- ---------- ---------- ---------- ----------
Furniture &
  Equipment    $   57,990 $    6,151 $    2,295 $       80 $   19,948 $       80

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

CBL Pty. Ltd., leases a building for operations located in Queensland, Australia. The Company pays US $1,992 on a monthly basis to occupy the building. The term of the lease expires on January 3, 2004. On January 4, 2003, the monthly lease payment increases by the amount of the Consumer Price Index, CPI.

Total Minimum Lease Commitments as of December 31, 2002:

                                                Calendar Year       Amount
                                               ---------------  --------------
                                                   2003         $      29,154
                                                   2004                  -
                                                   2005                  -
                                                   2006                  -
                                                Thereafter               -
                                                                --------------
                                                   Total        $      29,154
                                                                ==============

For the three months December 31, 2002 the rent expense entering into the determination of net loss is as follows:


     Minimum rent on operating leases:               Amount
                                                ----------------
        Building   Australia                    $         5,347
        Office Suite - California                         4,500
                                                ----------------
          Total rent expense during the period  $         9,847
                                                ================

NOTE 5 - Notes Payable - Related Party
At the Acquisition Date, the Company issued two unsecured promissory notes in the amount of $217,703 to cancel three unsecured promissory notes previously issued by CBL Inc. and CBL Pty. Ltd., to shareholders of CBL Inc. and CBL Pty. Ltd. The notes accrue interest at 7% per annum and are considered due and payable upon the earlier of the September 1, 2003 or the date upon which the company closes an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by the Company after the Acquisition Date, equal or exceeds $3,000,000. At December 31, 2002, accrued interest totaled $3,810.

Pursuant to the acquisition on October 1, 2002, the Company issued to shareholders of CBL Inc. and CBL Pty. Ltd. two convertible promissory notes in the amounts of $485,000 and $515,000. The notes accrue interest at 7% per annum and are considered due and payable upon the earlier of September 1, 2004 or the date upon which the Company closes an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by the Company after the Acquisition Date, equal or exceeds $10,000,000. At December 31, 2002, accrued interest totaled $17,500.













NOTE 6 - Notes Payable
During the three months ended December 31, 2002, in addition to the four notes described above, the Company issued $100,000 unsecured notes payable and converted $52,176 unsecured convertible notes payable to 1,000,000 shares of common stock. At December 31, 2002, the notes payable to accredited investors and related parties totaled $2,093,804 as compared with $811,963 at September 30, 2002. The notes bear interest between the rates of 6% and 10% per annum, some of which are secured by the Company's common stock. The principal and accrued interest are due and payable during the current fiscal year. Certain notes are convertible into the Company's common stock and contain warrants to the holders of the notes to purchase additional shares of the Company's common stock. The warrants are exercisable for a period of two years for a price of $0.25 per share. At December 31, 2002, the warrants had no value.

                                                              December 31, September 30,
The Company has the following notes payable obligations:               2002         2002
                                                                  ------------- -------------

Convertible notes payable to investors are due between
  June 15, 2003 and September 15, 2003 plus accrued
  interest at a rate of 9% per annum, secured by common
  stock of the Company.                                           $    445,000  $    445,000

Unsecured notes payable due on April 2, 2003 plus
  accrued interest at a rate of 10% per annum.                         245,000       145,000

Unsecured convertible notes payable convertible after
  August 8, 2002 plus accrued interest at a rate of 6% per
  annum.  During the three months ended December 31, 2002,
  $52,176 was converted to 1,000,000 shares.                            52,176       104,352

Unsecured convertible notes payable to related parties
   convertible after August 8, 2002 plus accrued interest
   at a rate of 6% per annum.                                           62,611        62,611

Convertible notes payable to related parties due on June
   29, 2003 plus accrued interest at a rate of 9% per annum.            55,000        55,000

Unsecured notes payable to related parties, see Note 5 for due
   date, plus accrued interest at a rate of 7% per annum.              218,463           -

Convertible note payable to related parties, see Note 5 for
   due date, plus accrued interest at a rate of 7% per annum.        1,000,000           -

Note payable to bank secured by an asset.  Monthly payments of
   $285, last payment due November 30, 2005.                            15,554           -
                                                                  ------------- -------------
          Total                                                   $  2,093,804  $    811,963
          Less Current Maturities                                   (2,079,891)     (811,963)
                                                                  ------------- -------------
          Total Long-Term Notes Payable                           $     13,913  $        -
                                                                  ============= =============

Following are maturities of long-term debt for each of the next five years:

                                                                  Calendar Year    Amount
                                                                  ------------- -------------
                                                                       2003     $  2,079,891
                                                                       2004            3,420
                                                                       2005            3,420
                                                                       2006            3,420
                                                                   Thereafter          3,653
                                                                                -------------
                                                                      Total     $  2,093,804
                                                                                =============

NOTE 7 - Stockholders' Equity
On February 5, 2002, the Company effected a one hundred for one (100 for 1) reverse split. No shareholder was reversed below 100 shares. Shareholders with 100 shares or less, prior to the reverse, were not affected.

On May 5, 2002, the Company amended its Articles of Incorporation to reflect a change in par value from $0.10 per share to no par value per share. Accordingly, this change effecting the common stock and additional paid in capital values has been retroactively applied to all prior years.

On October 1, 2002, the Company issued a total of 3,000,000 shares of common stock in conjunction with its acquisition of CBL Inc. and CBL Pty. Ltd. at $0.025 per share. Accordingly, $75,000 has been charged to common stock to reflect the total cost of the shares.

On October 1, 2002, the Company authorized a Stock Purchase Agreement in order to retain qualified directors and officers. The Stock Purchase Agreement allows various directors to purchase an aggregate of 1,200,000 shares of the Company's common stock at a price of $0.025 per share. The purchase price shall be payable by each Purchaser in the form of the cancellation of the Company's obligation to pay the various Purchasers a total of $30,000 as compensation for services already performed by Purchaser for the Company.

On October 2, 2002, the Company issued 1,070,000 shares of common stock in settlement of outstanding amounts due for services rendered to us. These shares were issued at $0.025 per share totaling $26,750 in various services performed on behalf of the Company.

On November 15, 2002 and December 9, 2002, the Company issued 400,000 shares and 600,000 shares, respectively, of the Company's common stock in exchange for $52,176 of unsecured notes payable (See Note 6).


NOTE 8 - Income Taxes
Income tax expense includes federal and state taxes currently payable and deferred taxes arising from timing differences between income for financial reporting and income tax purposes.

The Company has adopted Statement of Financial Accounting Standards Number 109 ("SFAS No. 109") "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $10,900,000 at December 31, 2002 and $9,100,000 at September 30, 2002. No
effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not probable. Accordingly, the potential tax benefits of the net operating loss carryforwards at December 31, 2002 and September 30, 2002 have been offset by valuation reserves of the same amount.

Deferred tax assets and the valuation account at December 31, 2002 are as follows:

          Deferred tax asset:
              NOL carryforward                           $   3,800,000
              Valuation allowance                           (3,800,000)
                                                         --------------
              Total                                      $       -
                                                         ==============

NOTE 9 - Net Earnings (Loss) Per Share
Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the three months ended December 31, 2002 and December 31, 2001.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock at December 31, 2002:

   Common shares outstanding during the entire period                          6,319,744
   Weighted-average shares paid for, but not issued during the period.                 -
                                                                          ---------------
   Weighted-average number of common shares used in basic EPS
      dilutive effect of options                                               6,319,744
                                                                          ---------------
   Weighted-average number of common shares and dilutive potential
      common shares used in diluted EPS                                        6,319,744
                                                                          ---------------

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the three months ended December 31, 2002.

NOTE 10 - Other Comprehensive Income/Loss

As of January 1, 1999, the Company adopted Statement of Financial Accounting Standards Number 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain or loss from available-for-sale securities.

A summary of the components of other comprehensive income for the three months ended December 31, 2002 is as follows:

                                                   Before-Tax      Income     After-Tax
                                                      Amount        Tax         Amount
                                                  ------------- ----------- -------------
     Net Loss                                     $ (1,849,204) $     -     $ (1,849,204)
     Foreign Currency Translation                       (7,520)       -           (7,520)
     Minimum pension liability adjustments              -             -           -
     Net change in unrealized gain (loss)
       on available-for-sale securities                 -             -           -
                                                  ------------- ----------- -------------
     Total Other Comprehensive Income (Loss)      $ (1,856,724) $     -     $ (1,856,724)
                                                  ============= =========== =============

NOTE 11 - Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements:

     (a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities. In December 2002, the Company commenced a $3,000,000 private placement, the proceeds of which will be used for (i) corporate administration, (ii) the expansion of CBL operations for the coming twelve months, and (iii) expenses related to additional prospective acquisitions during 2003. In conjunction with the private placement, the Company has engaged various investment banking firms and other finders to identify prospective investors. The Company anticipates completion of the private offering in the first six months of 2003;
(b) Continue conversion of certain outstanding loans and payables into common stock in order to reduce future cash obligations;


(c) Generate sufficient cash flow to sustain and grow subsidiary operations and, if possible, create excess cash flow for corporate administrative expenses through CBL the Company's primary operating subsidiary. This sales plan includes the establishment of additional sales offices and sales representation in countries where CBL has targeted large corporate customers in the mining and power generation industries and the development of additional workplace learning products for additional industries; and
(d) Identify prospective acquisition targets with sufficient cash flow to fund subsidiary operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses.

The Company's future capital requirements will depend on its ability to successfully implement these initiatives and other factors, including the ability of the Company to maintain its existing customer base and to expand its customer base into new domestic and foreign markets, and overall financial market conditions in the United States and other countries where the Company will seek prospective investors.


NOTE 12 - Subsequent Events
On January 21, 2003, the Company issued 2,200,000 shares of common stock for partial relief of debt in conjunction with a convertible note payable (see Note 6 - Notes Payable). The original amount of the note was $166,963 of which $62,611 was payable to related parties.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 Overview
We are a Utah corporation that has commenced a strategy of providing technology-enabled learning, training and accreditation services to major customers in global industries. Our mission is to become a leading global learning corporation through acquisitions, business development, and strategic relationships. Through these means, we are developing the capability to play a key role in the future of workplace education and training as well as other global life-long learning applications made possible by advances in telecommunications, computing, modern instructional
design, and educational best practices.   We believe continuing, effective
learning is a structural requirement for the long-term success of businesses and individuals alike due to globalization, technology, and increasingly complex global financial markets and corporate response to changes in market conditions. Over the coming years, Trinity will seek to become a major corporate presence in assisting individuals, companies, industries, and governments plan for and successfully implement strategies for one of the most important collective knowledge transfer initiatives in history as new generations enter, comprise and manage the world's workforce.

We are seeking to achieve market entry and increased penetration in geographic markets worldwide through multiple acquisitions and consolidation of established learning companies with established customer bases, acquisition of operating companies with proprietary platforms and learning systems, licensing of software and other technologies, internal business development, and the expansion of sales offices and other sales representation around the world. Our Board of Directors adopted our present strategy in early 2002 based on competitive analyses, market research, and an analysis of our ability to acquire operating companies in key market areas and segments and attractive valuations. Since adopting this strategy, we have focused our corporate development efforts on (a) targeting and negotiating an initial acquisition, (b) expanding our executive management team, (c) entering into key strategic relationships with financial advisors and investment banks, (d) developing and implementing a development and growth stage financing strategy, (e) establishing an advisory board comprising qualified professionals from the fields of corporate finance, on-line learning and training, corporate governance, and business development.






Results of Operations
Effective October 1, 2002, we closed the acquisition, through our wholly-owned subsidiary, CBL Global Corp., a Utah corporation, of several related companies in Australia and the United States that are collectively referred to herein as "Competency Based Learning Inc.," or "CBL." The business of CBL, described below, currently constitutes substantially all of our business. The December 31, 2002 financial statements include the consolidated operations of CBL and the issuance of issued 3,000,000 restricted shares of common stock, $1,000,000 in convertible promissory notes, and $217,703 in promissory notes to the former shareholders of CBL. The results of operations for the three months ended December 31, 2002 include the write-down of $1,236,427 in goodwill arising from the acquisition along with significant legal, travel, and financing costs resulting from the acquisition and the continued pursuit of our strategy. CBL incurred a net loss for the period as costs associated with sales expansion efforts exceeded revenue earned under existing contracts. Increases in Accounts Receivable and Accounts Payable at December 31, 2002 when compared to September 30, 2002 are principally due to the consolidation of CBL balances.


Liquidity and Capital Resources
The Company had assets at December 31, 2002 of $229,093 including $59,145 in cash and $120,497 in accounts receivable. Liabilities totaled $2,679,864 of which $1,336,074 represents notes payable to related parties and $757,730 represents notes payable to third parties. Of these amounts, $1,117,611 and $742,176, respectively, are convertible to the Company's common stock. Of the total amount payable to third parties, $690,000 was raised in support of the Company's acquisition and growth strategy. In October 2002, the Company initiated a private offering of up to 3,000,000 shares of its common stock at $1.00 per share. The Company anticipates completion of this offering in the first six months of 2003 although there is no guarantee that such offering will be successful.

To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the CBL business, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. Our future financial viability will depend on our ability to successfully implement these initiatives and other factors, including (i) our ability to maintain CBL's existing customer base and to expand its customer base into new domestic and foreign markets, and (ii) overall financial market conditions in the United States and other countries where we intend to seek prospective investors. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short-term or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern

Business of CBL
The proprietary Web-enabled CBL System of workplace knowledge and skills development has been designed to transform traditional training approaches in large-scale, high-employment industries worldwide. Developed over a ten-year period, the CBL System enables companies to build, measure and track employee competency within single sites or across multiple operations around the world. Over the past decade, in many countries and in distinct local cultures, the CBL System has field-proven its ability to increase employees' speed-to-performance and to deliver high returns on investment in the form of measurable, sustainable improvements in safety, productivity and profitability. To date, over 3,500 end-users have completed a total of approximately 10,000 certificates for CBL learning modules.


The initial market focus for CBL has been the global mining industry. As a result of this focus, CBL owns and markets a comprehensive suite of workplace learning guides for mining and related industries. Fully digitized in several languages and Web-accessible, CBL System learning guides are customizable to the needs and circumstances of individual client operations regardless of physical, process or regulatory environment. A unique feature of the CBL System is its utilization of clients' own employees as mentors and competency verifiers, allowing managers and end-user employees to take "ownership" of the outcomes of CBL-enabled learning and training.

The second immediate market focus for CBL is the world's power generation and distribution industry. The cross-industry scalability of the CBL System has been demonstrated by its adoption by an electrical power station builder and operator, for which CBL has developed a suite of workplace learning guides for the management and operation of its 18 coal and gas fired power stations in countries including the United States, Mexico, Colombia, Brazil, United Kingdom, Turkey, Egypt, China, Philippines and Australia.

Distinctive features of the CBL System  are:

     - Comprehensive, customizable, industry-specific best practice learning content that is fully digitized for web accessibility in multiple languages;
     - A knowledge transfer process that uses networking, collaboration and verifiable "on-the-job learning-by-doing," in keeping with contemporary educational best practice to ensure verified learning outcomes; and
     - Rigorous, consistent global certification of learning outcomes (approximately 10,000 certificates issued to date).

As of December 2002 CBL was providing the CBL System to firms that are primarily engaged in the mining and electrical power generation industries in the United States, Europe, South America, Africa, and Asia-Pacific. Although the CBL System was initially developed for applications among production workers in heavy industries, such as the mining industry, its underlying principles hold for any industry, workplace or learning organization environment. Many existing CBL learning units can be applied unchanged or with minor modifications to other extractive and process manufacturing industries, while new learning units can be produced quickly and inexpensively for additional industries or workplace applications.


CBL is also developing, both independently and through strategic alliances, additional workplace learning suites with what we believe to be large potential market applications, including programs in environmental management, HIV-AIDS awareness, and sustainable operations.

Geographic Operational Overview of CBL
--------------------------------------
CBL currently has operational, administrative or sales offices in Australia, North America, Latin America and Africa, as follows:

     -    CBL Service Center   Australia.   At this facility, CBL performs the
          majority of its instructional design, learning module development, learning consultations, certification database management, Internet/Web communication management, management information systems, quality assurance, human resource administration, and Asia-Pacific business development. The Global Service Center staff includes Brian Kennedy, President of CBL, and approximately eight learning, MIS and quality assurance professionals.
     -    Sales and Business Development Office   United States.  CBL's North
          American headquarters is co-located with the Trinity Companies, Inc. corporate administrative offices in Berkeley, California, near the
          campus of the University of California   Berkeley.  R. Stephen
          Scammell, Executive Vice President   Sales, Marketing and Business
          Development, and Richard Donat, Vice President   Sales and Marketing
          are located in this office.
     - International Faculty and Advisors. CBL benefits from strong relationships with academic leaders in education, educational technology and research, workplace learning, and adult basic education. These include Professor Alan Chadwick (University of Surrey, United Kingdom); Professor Charles Oaklief (Kansas State University, United States); and Professor Emeritus Brian Hansford (Queensland University of Technology, Brisbane, Australia).
     - Regional Sales and Business Development Representation: Over the past two years, CBL has sought to expand its sales and marketing through the establishment of global sales offices and through relationships in markets where there is strong demand for our mining industry curriculum, including Canada and various countries in Latin America and Africa. In addition, we are currently in discussions with potential licensees, representatives and sales agents in various international markets.

During 2003, CBL is seeking to expand its sales and marketing efforts to new geographic markets for its existing products, and to expand into new industry markets where it can apply its proprietary learning system to additional industry-specific content.


ITEM 3   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and President/Acting Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.


                                 PART II

OTHER INFORMATION

Item 1.        Legal Proceedings.
               None
Item 2.        Changes in Securities

The following issuances of restricted securities during the period covered by this report were previously disclosed in our annual report on Form 10-KSB filed on January 10, 2003:
     - During the period October 1 to December 31, 2002, we issued an aggregate of 1,000,000 restricted shares of our common stock pursuant to the terms of a convertible promissory note. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 (the "Securities Act") and the rules promulgated thereunder, as a transaction not involving any public offering.
     - Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock to our three directors in consideration for past services valued at $30,000. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were directors and existing shareholders, and we restricted transfer of the securities in accordance with the
          requirements of the Securities Act.   The recipients of the securities
          represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.
     - Pursuant to a series of related transactions that closed on October 1, 2002, we issued 3,000,000 restricted shares of our common stock and issued US$1,000,000 in convertible promissory notes to two individuals in connection with our acquisition of Competency Based Learning, Inc., a California corporation, and two related Australian companies, Competency Based Learning, Pty. Ltd. ACN 084 763 780 and ACN 082 126 501 Pty. Ltd. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and transfer was restricted by us in accordance with the requirements of the Securities Act.
     - As of October 2, 2002, we issued an aggregate of 1,070,000 restricted shares of our common stock valued in the aggregate at $26,750 ($0.025 per share) to eight unrelated individuals and entities in settlement of outstanding amounts due such persons for services rendered to us. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were business associates, and we restricted transfer of the securities in accordance with the requirements of the Securities Act. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a vote of Security Holders

     We held a special meeting of shareholders on December 2, 2002 for the purposes of (1) voting on a proposal to amend and restate our articles of incorporation to (a) increase the number of authorized shares of our common stock from 20,000,000 shares to 100,000,000 shares and (b) increase the number of authorized shares of our preferred stock from 1,000,000 shares to 10,000,000 shares; and (2) to ratify and approve a stock option plan. The results of the voting with respect to the proposal to amend and restate our articles were 4,000,000 in favor, none opposed and no abstentions. The results of the voting with respect to the proposal to ratify and approve a stock option plan were 4,000,000 in favor, none opposed and no abstentions.

Item 5.   Other Information

          On February 18, 2003, we held an annual meeting at which our shareholders re-elected our three serving directors as directors for the coming year. The shareholders also approved an amendment to our articles of incorporation to change our name to "Trinity Learning Corporation."

          On February 19, 2003, we announced that Christine Larson joined the Company as our Chief Financial Officer.

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibits.

      2.1 Articles of Restatements of the Articles of Incorporation of Trinity Companies, Inc. dated December 13, 2002 and filed December 19, 2002 (1)

     10.1 Agreement and Plan of Reorganization dated as of October 1, 2002, among the Company, Competency Based Learning, Inc. and CBL Acquisition Corp. (2)

     10.2 Securities Purchase Agreement dated as of October 1, 2002 between CBL Acquisition Corp. and Brian Kennedy, relating to shares of Competency Based Learning, Pty. Ltd ACN 084 763 780. (2)

     10.3 Securities Purchase Agreement dated as of October 1, 2002 by and among CBL Acquisition Corp. and Brian Kennedy and Robert Stephen Scammell, relating to shares of ACN 082 126 501 Pty. Ltd. (2)

     10.4 Escrow Agreement dated as of October 1, 2002 by and among the Company, CBL Acquisition Corp., Robert Stephen Scammell, Brian Patrick Kennedy and Heritage Bank of Commerce. (2)

     10.5 Convertible Promissory Note in the principal amount of $485,000 dated October 1, 2002 issued by CBL Acquisition Corp. to Robert Stephen Scammell. (2)

     10.6 Convertible Promissory Note in the principal amount of $515,000 dated October 1, 2002 issued by CBL Acquisition Corp. to Brian Kennedy. (2)

     10.7 Promissory Note in the principal amount of US$198,079.12 dated October 1, 2002 issued by CBL Acquisition Corp. to Robert Stephen Scammell. (2)

     10.8 Promissory Note in the principal amount of AUD$36,100.80 dated October 1, 2002 issued by CBL Acquisition Corp. to Brian Kennedy. 2)

     10.9 Employment Agreement dated as of September 1, 2002 between CBL Acquisition Corp. and Robert Stephen Scammell. (2)

     10.10 Employment Agreement dated as of September 1, 2002 between CBL Acquisition Corp. and Brian Kennedy. (2)



     10.11 Security Agreement dated as of October 1, 2002 by and between CBL Acquisition Corp., Robert Stephen Scammell and Trinity Companies, Inc. (2)

     10.12 Form of Deed of Charge executed as of October 1, 2002 by Competency Based Learning Pty Ltd. (2)

     10.13 Form of Guarantee and Indemnity executed as of October 1, 2002 by Competency Based Learning Pty Ltd. (2)

     10.14 Form of Guarantee and Indemnity executed as of October 1, 2002 by ACN 082 126 501 Pty. Ltd. (2)

     10.15 Form of Stock Purchase Agreement entered into as of October 1, 2002 between Trinity Companies, Inc., and each of its directors.
                (2)

     10.16 Note and Warrant Purchase Agreement dated as of August 20, 2002 between Trinity Companies and various purchasers. (2)

     10.17 Form of Convertible Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of August 20, 2002. (2)

     10.18 Form of Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of August 20, 2002. (2)

     10.19 Commercial Tenancy Agreement between Wedgetail Systems PTY LTD CAN 003356429 and Competency Based Learning PTY LTD CAN 084 763780 dated December 12, 2000. (1)

     10.20 Deed of Variation of Lease dated 1 July 2002 between Wedgetail Systems PTY LTD CAN 003356429 and Competency Based Learning PTY LTD CAN 084 763780. (1)
     99.1       Certification pursuant to 18 U.S.C. Section 1350*

     99.2       Certification pursuant to 18 U.S.C. Section 1350*

      (1)       Incorporated by reference from the annual report on Form 10-KSB filed by Trinity Companies, Inc. on January 10, 2003.
      (2)       Incorporated by reference from the current report on Form 8-K filed by Trinity Companies, Inc. on October 16, 2002.
      *         Filed herewith.

          (b)  Reports on Form 8-K

     We filed reports on Form 8-K on October 4 and October 16, 2002, announcing and describing our acquisition of Competency Based Learning, Inc. and related companies.




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TRINITY COMPANIES, INC.


February 26, 2003                     By: /s/ Douglas D. Cole
                                              Douglas D. Cole
                                              Chief Executive Officer




February 26, 2003                         /s/ Christine R. Larson
                                              Chief Financial Officer























                              CERTIFICATIONS


I, Douglas  D. Cole, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trinity Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 26, 2003

/s/ Douglas D. Cole
    Douglas D. Cole
    Chief Executive Officer


I, Christine R. Larson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Trinity Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 26, 2003

/s/Christine R. Larson
   Christine R. Larson
   Chief Financial Officer



