Form 10KSB/A
period 2002-12-31
TRINITY LEARNING CORP
filed 2003-04-16
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                               FORM 10-KSB/A

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     September 30, 2002, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from __________ to __________

                         Commission File No. 0-8924

                        Trinity Learning Corporation
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

As of April 10, 2003 the Registrant had outstanding 12,919,774 shares of Common Stock, no par value.

Documents incorporated by reference:  None


Trinity Learning Corporation (the Company) is filing this Amendment to the Company's Annual report on Form 10-KSB filed with the Securities and Exchange Commission on January 10, 2003 in order to amend Part III, Item 13
(a) 1, Financial Statements, to include financial information for the three fiscal years ended September 30, 2002, September 30, 2001 and September 30, 2000.










                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                            Financial Statements

                             September 30, 2002























                                     2

/Letterhead/

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Trinity Learning Corporation
(Formerly Trinity Companies, Inc.)
Berkeley, California

We have audited the accompanying balance sheet of Trinity Companies, Inc., fka Trinity Companies, Inc., (a Utah corporation) as of September 30, 2002, 2001, and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Trinity
Companies, Inc.   Our responsibility is to express an opinion on these
financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Companies, Inc. as of September 30, 2002, 2001, and 2000, and the results of their operations and its cash flows for the years then ended in conformity with generally accepted accounting principles, in the United States of America.

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


/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
December 31, 2002

                                     3

                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                               Balance Sheet

                                        September   September    September
                                         30, 2002    30, 2001     30, 2000
                                       ----------- -----------  -----------
                                   Assets
Current Assets
--------------
 Cash                                 $   368,788  $     -     $      -
 Deposits (Note 4)                          1,500        -            -
 Interest Receivable                        1,826        -            -
                                       ----------- -----------  -----------
  Total Current Assets                    372,114        -            -

Property & Equipment (Note 3)
--------------------
 Equipment                                  3,450        -            -
 Furniture & Fixtures                       2,701        -            -
                                       ----------- -----------  -----------
  Total Property & Equipment                6,151        -            -

  Accumulated Depreciation                    (80)       -            -

  Net Property & Equipment                  6,071        -            -
                                       ----------- -----------  -----------
  Total Assets                        $   378,185  $     -     $      -
                                       =========== ===========  ===========

                                 Continued
                                     3


                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                               Balance Sheet

                                        September   September    September
                                         30, 2002    30, 2001     30, 2000
                                       ----------- -----------  -----------
                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                     $   229,375  $   28,242  $   169,713
 Accrued Expenses                          83,000        -            -
 Interest Payable                          25,001      10,018         -
 Note Payable - Related Party
  (Notes 5 & 6)                            55,000        -            -
 Note Payable - Current Portion
  (Note 6)                                756,963     166,963         -
                                       ----------- -----------  -----------
  Total Current Liabilities             1,149,339     205,223      169,713

Stockholders' Equity (Deficit)
------------------------------
 Preferred Stock, 10,000,000 Shares
  Authorized; No Par Value;
  Zero Shares Issued and Outstanding
  (Note 7)                                   -           -            -
 Common Stock, 100,000,000 Shares
  Authorized; No Par Value; 49,774 at
  No Par Value and 46,174 at $.10 Par
  Value Share Issued and Outstanding
  Respectively                          8,380,775       4,617      461,742
 Capital in Excess of Par Value              -     8,341,158     7,884,033
 Accumulated Deficit                   (9,116,929) (8,550,998)  (8,515,488)
 Subscription Receivable                  (35,000)       -            -
                                       ----------- -----------  -----------
  Total Stockholders' Equity (Deficit)   (771,154)   (205,223)    (169,713)
                                       ----------- -----------  -----------
  Total Liabilities and
  Stockholders' Equity (Deficit)      $   378,185  $     -     $      -
                                       =========== ===========  ===========


 The accompanying notes are an integral part of these financial statements.
                                     5

                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                          Statement of Operations
                            For the Years Ended

                                        September   September    September
                                         30, 2002    30, 2001     30, 2000
                                       ----------- -----------  -----------
Revenue                               $      -     $     -     $      -
-------                                ----------- -----------  -----------
Expenses
--------
 Depreciation                                  80        -            -
 General & Administrative                  31,647      25,492         -
 Professional Fees                        363,770        -            -
 Rent                                       3,750        -            -
 Salaries                                  83,000        -            -
 Telephone                                  9,659        -            -
 Travel & Entertainment                    60,868        -            -
                                       ----------- -----------  -----------
  Total Operating Expenses                552,774      25,492         -
                                       ----------- -----------  -----------
  Income (Loss) from Operations          (552,774)    (25,492)        -

Other Income (Expenses)
-----------------------
 Interest Income                            1,826        -            -
 Interest Expense                         (14,983)    (10,018)        -
                                       ----------- -----------  -----------
  Total Other Income (Expenses)           (13,157)    (10,018)        -

  Net Income (Loss) - Before Taxes       (565,931)    (35,510)        -

  Taxes                                      -           -            -
                                       ----------- -----------  -----------
  Net Income (Loss)                   $  (565,931) $  (35,510) $      -
                                       =========== ===========  ===========
  Net Loss Per Common Share           $    (11.66) $    (0.77) $      -

  Weighted Average Outstanding
  Shares                                   48,540      46,174       46,174






 The accompanying notes are an integral part of these financial statements.
                                     6


                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                      Statement of Stockholders' Equity
              For the Period October 1, 1999 to September 30, 2002

                                                            Capital In      Retained
                                              Common         Excess of      Earnings
                                      Shares       Stock     Par Value      (Deficit)
                                  ---------------------------------------------------
Balance, October 1, 1999              46,174  $    4,617  $  8,341,158  $ (8,515,488)

Net Income (Loss) for the Year
Ended September 30, 2000                 -           -             -           -
                                  ---------------------------------------------------
Balance, September 30, 2000           46,174       4,617     8,341,158    (8,515,488)

Net Income (Loss) for the Year
Ended September 30, 2001                 -            -             -        (35,510)
                                  ---------------------------------------------------
Balance, September 30, 2001           46,174       4,617     8,341,158    (8,550,998)

Issuance of Shares for a
Subscription Receivable                3,500      35,000            -          -

Rounding Due to Reverse Split            100       1,000        (1,000)        -

Change in Par Value                       -    8,340,158    (8,340,158)        -

Net Income (Loss) for the Year
Ended September 30, 2002                  -           -             -       (565,931)
                                  ---------------------------------------------------
Balance, September 30, 2002           49,774  $8,380,775  $         -   $ (9,116,929)
                                  ===================================================


























 The accompanying notes are an integral part of these financial statements.
                                     7

                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                          Statement of Cash Flows
                            For the Years Ended

                                                    September  September   September
                                                     30, 2002   30, 2001    30, 2000
                                                    ---------- ----------  ----------
Cash Provided by Operating Activities
-------------------------------------
 Net Income (Loss)                                  $(565,931) $ (35,510)  $    -
 Adjustments to Reconcile Net Loss to Net Income;
  Depreciation                                             80       -           -
  (Increase) in Deposits                               (1,500)      -           -
  (Increase) in Interest Receivable                    (1,826)      -           -
  Increase (Decrease) in Accounts Payable             284,133   (144,221)       -
  Increase in Interest Payable                         14,983     10,018        -
                                                    ---------- ----------  ----------
  Net Cash (Used) by Operating Activities            (270,061)  (169,713)       -

Cash Provided by Investing Activities
-------------------------------------
 Purchase of Fixed Assets                              (6,151)      -           -

  Net Cash (Used) by Investing Activities              (6,151)      -           -

Cash Provided by Financing Activities
-------------------------------------
 Proceeds from Notes Payable                          645,000    169,713        -
                                                    ---------- ----------  ----------
  Net Cash Provided by Financing Activities           645,000    169,713        -

  Net Increase in Cash                                368,788       -           -

  Cash at Beginning of Period                            -          -           -
                                                    ---------- ----------  ----------
  Cash at End of Period                             $ 368,788  $    -      $    -
                                                    ==========  =========  ==========
Disclosures from Operating Activities
-------------------------------------
 Interest                                           $    -     $    -      $    -
 Taxes                                                   -          -           -
















 The accompanying notes are an integral part of these financial statemetns.
                                     8


                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                     Notes to the Financial Statements
                             September 30, 2002

NOTE 1 - Corporate History

Trinity Learning Corporation, (the "Company") was incorporated in Oklahoma on April 14, 1975 under the name of U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, the Company changed its name to Habersham Energy Company and focused its activities on merging with or acquiring an operating entity. On May 5, 2002, the Company changed its domicile to Utah. Historically, the Company was engaged in the business of acquiring producing oil and gas properties but the Company has not had any business activity since 1995.

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





                                 Continued
                                     9


                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                        Notes to Financial Statements
                             September 30, 2002

NOTE 3 - Fixed Assets - continued

Scheduled below are the assets, cost, depreciation expense, and accumulated depreciation at September 30, 2002, 2001 and 2000.

                                                                    Accumulated
                        Asset Cost       Depreciation Expense       Depreciation
                 ----------------------- ---------------------  ---------------------
                    2002   2001    2000   2002    2001   2000    2002   2001    2000
                 -------- ------  ------ ------  ------ ------  ------ ------  ------
Equipment       $  3,450  $  -   $   -   $  48  $   -   $  -   $   48  $  -   $   -
Furniture &
  Fixtures         2,701     -       -      32      -      -       32     -       -
                 -------- ------  ------ ------  ------ ------  ------ ------  ------
Total           $  6,151  $  -   $   -   $  80  $   -   $  -   $   80  $   -  $    -
                 ======== ======  ====== ======  ====== ======  ====== ======  ======

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

Total Minimum Lease Commitments as of September 30, 2002;

<Captoin>
                                                      Year       Amount
                                                   ----------  ------------
                                                         2002 $      3,750
                                                         2003        9,000
                                                         2004         -
                                                         2005         -
                                                         2006         -
                                                   Thereafter         -
                                                               ------------
                                                   Total      $     12,750
                                                               ============

For the year ended September 30, 2002 the rent expense entering into the determination of net loss is as follows:


     Minimum rent on operating leases:              Amount
                                                  ----------
       Office Suite                               $   3,750
                                                  ----------
       Total rent expense during the period       $   3,750
                                                  ==========

                                 Continued
                                     9

                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                        Notes to Financial Statements
                             September 30, 2002

NOTE 5 - Notes Payable - Related Party

During the year ended September 30, 2002, the Company issued one convertible promissory note in the amount of $55,000 to a consulting firm whose directors are officers and shareholders of Trinity Learning Corporation. The note bears interest at a rate of 9% per annum. The principal and accrued interest shall be due and payable on the earliest to occur of (i) June 29, 2003, or (ii) within ten days of a written request from the note holder after monetary default.

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


The Company has the following notes
  payable obligations:                                 2002       2001        2000
                                                    ---------- ----------  ----------
Convertible notes payable to investors are due
  between June 15, 2003and September 15, 2003 plus
  accrued interest at a rate of 9% per annum,
  secured by common stock of the Company.           $ 445,000  $    -      $    -

Unsecured note payable to investor is due on
  April 2, 2003 plus accrued interest at a rate of
  10% per annum.                                      145,000       -           -

Unsecured convertible note payable to investor is
  convertible after August 8, 2002.  At September
  30, 2002 no debt had been converted to shares.      166,963       -           -

Convertible note to related party due on June 29,
  2003 plus accrued interest at a rate of 9% per
  annum.                                               55,000       -           -
                                                    ---------- ----------  ----------
     Totals                                         $ 811,963  $    -      $    -
                                                    ---------- ----------  ----------
     Less Current Maturities                         (811,963)      -           -
                                                    ---------- ----------  ----------
     Total Long-Term Notes Payable                  $    -     $    -      $    -
                                                    ========== ==========  ==========







                                 Continued
                                     11

                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                        Notes to Financial Statements
                             September 30, 2002

NOTE 6 - Notes Payable continued

Following are maturities of long-term debt for each of the next five years:

                                            Year     Amount
                                         --------- ----------
                                              2003 $ 811,963
                                              2004      -
                                              2005      -
                                              2006      -
                                        Thereafter      -
                                                   ----------
                                        Total      $ 811,963
                                                   ==========

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






                                 Continued
                                     12


                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                       Notes to Financial Statements
                             September 30, 2002

NOTE 8 - Income Taxes continued

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

Deferred tax assets and the valuation account at September 30, 2002 is as follows:

          Deferred tax asset:
             NOL carryforward                $ 3,099,756
             Valuation allowance              (3,099,756)
                                             ------------
             Total                           $     -
                                             ============

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

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

  Common shares outstanding during the entire period
  Weighted-average shares paid for, but not issued during the period.         48,540
                                                                         ------------
  Weighted-average number of common shares used in basic EPS
     dilutive effect of options                                               48,540
                                                                         ------------
  Weighted-average number of common shares and dilutive potential
     common shares used in diluted EPS                                        48,540
                                                                         ============

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended September 30, 2002.




                                 Continued
                                     13


                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                        Notes to Financial Statements
                             September 30, 2002

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

     (a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities. In December 2002, the Company commenced a $3,000,000 private placement, the proceeds of which will be used for (a) corporate administration, (b) the expansion of CBL Global Corp. operations for the coming 12 months, and (c) expenses related to additional prospective acquisitions during 2003. In conjunction with the private placement, the Company has engaged various investment banking firms and other finders to identify prospective investors. The Company anticipates receiving proceeds from the private placement during the first quarter of 2003;
     (b) The Company will seek to continue converting certain outstanding loans and payables into common stock in order to reduce future cash obligations;
     (c) Management of CBL Global Corp., the Company's primary operating subsidiary, has developed a sales and marketing plan for 2003 that, if successful, may generate sufficient cash flow to sustain and grow subsidiary operations and, possibly, create excess cash flow for corporate administrative expenses. This sales plan includes the establishment of additional sales offices and sales representation in countries where CBL Global Corp. has targeted large corporate customers in the mining and power generation industries and the development of additional workplace learning products for additional industries;
     (d) Management is identifying prospective acquisition targets with sufficient cash flow to fund subsidiary operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses;

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




                                 Continued
                                     14

                         Trinity Learning Corporation
                     (Formerly Trinity Companies, Inc.)
                       Notes to Financial Statements
                             September 30, 2002

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


                                     15

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.



                                   TRINITY COMPANIES, INC.


Date: April 14, 2003               By /S/ Edward Mooney
                                   --------------------------------
                                   Edward Mooney
                                   President

Date: April 14, 2003               By: /S/ Christine R. Larson
                                   -------------------------------
                                   Chief Financial Officer





































                                     16