Form 10QSB
period 2003-03-31
TRINITY LEARNING CORP
filed 2003-05-20
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2003

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

As of May 15, 2003, 13,419,774 shares of the issuer's Common Stock, no par value per share, were outstanding.








                                     1


                                   PART I

ITEM 1 - FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by the Trinity Learning Corporation (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and changes in its financial position for the three and six months ended March 31, 2003 have been made. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.





















                   (This space left intentionally blank)
                                     2




                        Trinity Learning Corporation
                               Balance Sheet

                                                     March      September
                                                   31, 2003      30, 2002
                                                 ------------  ------------
                                   Assets
Current Assets
--------------
 Cash                                           $      41,081 $     368,788
 Accounts Receivable                                  103,831             -
 Interest Receivable                                    3,920         1,826
 Prepaid Expenses                                       6,363         1,500
                                                 ------------  ------------
   Total Current Assets                               155,195       372,114
                                                 ------------  ------------
Property & Equipment
--------------------
 Furniture & Equipment                                 64,381         6,151
 Accumulated Depreciation                            (22,528)          (80)
                                                 ------------  ------------
 Net Property & Equipment                              41,853         6,071
                                                 ------------  ------------
Total Assets                                    $     197,048 $     378,185
                                                 ============  ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                                     156,969       229,375
 Accrued Expenses                                     129,110        83,000
 Interest Payable                                      86,892        25,001
 Notes Payable   Current Portion                      328,648       694,352
 Notes Payable   Related Party                      2,089,794       117,611
                                                 ------------  ------------
 Total Current Liabilities                          2,791,415     1,149,339
                                                 ------------  ------------
Long-Term Liabilities
---------------------
 Notes Payable   Long-Term Portion                     12,613             -
                                                 ------------  ------------
 Total Liabilities                                  2,804,026     1,149,339
                                                 ------------  ------------
Stockholders' Equity
--------------------
 Preferred Stock, 10,000,000 Shares at No
  Par Value; No Shares Issued and Outstanding               -             -
 Common Stock, 100,000,000 Shares Authorized
  at No Par Value, 13,419,774 shares and 49,774
  shares Issued and Outstanding, Respectively       8,939,488     8,380,775
 Accumulated Deficit                             (11,501,965)   (9,116,929)
 Subscription Receivable                             (35,000)      (35,000)
 Other Comprehensive Income                           (9,500)             -
                                                 ------------  ------------
 Total Stockholders' Equity                       (2,606,978)     (771,154)
                                                 ------------  ------------
Total Liabilities & Stockholders' Equity        $     197,048 $     378,185
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.
                                     3


                        Trinity Learning Corporation
                          Statement of Operations

                                     For the Three              For the Six
                                      Months Ended              Months Ended
                                 March 31,     March 31,     March 31,     March 31,
                                   2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
Revenue                        $     95,192  $          - $     164,660 $           -
-------                        ------------  ------------  ------------  ------------

Expenses
--------
 Depreciation                         3,229              -        5,595             -
 General & Administrative            30,644         3,374        82,666         5,053
 Rent                                16,520             -        26,279             -
 Professional Fees                  252,907             -       434,595             -
 Office Expense                       9,145             -        30,666             -
 Salaries & Benefits                369,222             -       635,001             -
 Travel & Entertainment              47,695             -       184,856             -
                               ------------  ------------  ------------  ------------
  Total Expense                     729,362         3,374     1,399,658         5,053
                               ------------  ------------  ------------  ------------
  Income (Loss) from
  Operations                      (634,170)       (3,374)   (1,234,998)       (5,053)
                               ------------  ------------  ------------  ------------
Other Income (Expense)
 Other Income                         2,376           428         3,581           428
 Other Expense                     (32,663)       (2,505)      (63,981)       (5,010)
 Write-Down of Goodwill             151,798             -   (1,084,629)             -
                               ------------  ------------  ------------  ------------
  Total Other Income
  (Expense)                         121,511       (2,077)   (1,145,029)       (4,582)
                               ------------  ------------  ------------  ------------
  Income (Loss) Before Taxes      (512,658)       (2,077)   (2,380,027)       (4,582)
  Taxes                                  35             -         1,635           100
                               ------------  ------------  ------------  ------------
  Net Income (Loss)            $  (512,693)  $    (5,451) $ (2,381,662) $     (9,735)
                               ============  ============  ============  ============
  Net Loss Per Common Share    $     (0.06)  $     (0.11) $      (0.35) $      (0.21)

 Weighted Average
  Shares Outstanding              9,194,774        48,356     6,838,345        47,253

A summary of the components of other comprehensive income for the three and six months ended March 31, 2003 is as follows:

                               For the Three Months Ended   For the Six Months Ended
                                       March 31, 2003            March 31, 2003
                                Before Tax      After Tax    Before Tax     After Tax
                                   Amount        Amount        Amount        Amount
                               ------------  ------------  ------------  ------------
 Net Income (Loss)             $  (512,693)  $  (512,693) $ (2,381,662) $ (2,381,662)
 Foreign Currency Translation      (12,246)      (12,246)        (9500)       (9,500)
                               ------------  ------------  ------------  ------------
  Total Other Comprehensive
  Income                       $  (524,939   $  (524,939) $ (2,391,162) $ (2,391,162)
                               ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements
                                     4


                        Trinity Learning Corporation
                    Consolidated Statement of Cash Flows

                                             For the Three              For the Six
                                             Months Ended               Months Ended
                                 March 31,     March 31,     March 31,     March 31,
                                   2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
Cash Provided by
Operating Activities
--------------------
 Net Income (Loss)             $  (512,693)  $    (5,451) $ (2,381,662) $     (9,735)
 Adjustments to reconcile Net
 Loss to Net Income
  Depreciation Expense                3,229             -         5,595             -
  Non Cash Effect to Reconcile
   Net Loss to Net Cash                   -               (428)         -       (428)
  Non Cash Effect from Foreign
   Currency Translation            (13,087)             -       (9,458)             -
  Non Cash Effect from Merger
   in Stockholders' Equity                -             -       161,783             -
  Decrease in Accounts
   Receivable                        16,666         3,374        33,404         5,153
  Increase in Interest
   Receivable                       (2,094)             -       (2,094)             -
  Decrease in Prepaid Expense         3,220             -         3,885             -
  Increase (Decrease) in
   Accounts Payable               (215,481)             -     (220,010)             -
  Decrease in Accrued Expense      (36,429)             -         7,473             -
  Increase in Interest
   Payable                           30,573         2,505        51,793         5,010
                               ------------  ------------  ------------  ------------
   Net Cash (Used) by
   Operating Activities           (726,096)             -   (2,349,291)             -

(Purchase)/Disposition
of Fixed Assets                     (7,756)             -       (6,757)             -
----------------------         ------------  ------------  ------------  ------------

Cash Provided by
Financing Activities
--------------------
 Increase in Notes Payable          341,043             -     1,396,789             -
 Issuance of Common Stock           374,787             -       557,604             -
                               ------------  ------------  ------------  ------------
   Total Cash Provided by
   Financing Activities             715,830             -     1,954,393             -
                               ------------  ------------  ------------  ------------
   Net Increase (Decrease)
   in Cash                         (18,022)             -     (401,655)             -

   Consolidated Cash at
   Beginning of Period               59,103             -       442,736             -
                               ------------  ------------  ------------  ------------
   Cash at End of Period       $     41,081  $          - $      41,081 $           -
                               ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.

                        Trinity Learning Corporation
                     Notes to the Financial Statements
                               March 31, 2003

NOTE 1 - Corporate History
The Company was incorporated on April 14, 1975 in Oklahoma under the name U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, the Company changed its name to Habersham Energy Company. Historically, the Company was engaged in the business of acquiring and producing oil and gas properties, but did not have any business activity from 1995 to 2002. Pursuant to its reorganization in 2002, the Company changed its domicile to Utah, amended its capital structure and changed its name to Trinity Companies Inc., then, in March 2003, to Trinity Learning Corporation. Until adoption of its recent operating strategy in 2002, the Company had not had any business activity since 1995.

Pursuant to a series of related transactions that closed on October 1, 2002, (the Acquisition Date), the Company issued 3,000,000 restricted shares of its common stock, issued $1,000,000 in convertible promissory notes and assumed $219,794 in indebtedness to acquire Competency Based Learning, Inc., a California corporation ("CBL-California") and two related Australian companies, Competency Based Learning, Pty. Ltd. ACN 084 763 780 and ACN 082 126 501 Pty. Ltd. (collectively referred to as "CBL-Australia"). The transactions were effected through CBL Global Corp. (CBL Global), a wholly-owned subsidiary.

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

NOTE 3 - Fixed Assets
The Company capitalizes furniture and equipment purchases in excess of $5,000 or at lower amounts based on local jurisdiction. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. Scheduled below are the assets, cost, depreciation expense, and accumulated depreciation at March 31, 2003 and September 30, 2002.

                                                                    Accumulated
                       Asset Cost        Depreciation Expense       Depreciation
                   03/31/03    09/30/03   03/31/03   09/30/03   03/31/03    09/30/03
                  ----------  ---------- ---------- ---------- ----------  ----------
Furniture &
Equipment         $  64,381   $   6,151  $   5,595  $      80  $  22,528   $      80

NOTE 4 - Operating Leases
On July 8, 2002, the Company signed a lease agreement for an executive office suite in a multi-tenant building for use as its principal office in Berkeley, California. The Company pays a minimum of $1,500 per month for the office space. The term of the lease commences on July 15, 2002 and expires on April 15, 2003. Once the lease term has ended, the Company then may lease the premises on a month-to-month basis. The Company has paid $1,500 in the form of a lease deposit that may be refunded at the end of the lease.

CBL Pty. Ltd., leases a building for operations located in Queensland, Australia. The term of the lease commences on the April 5, 2003 and terminates on the January 4, 2007. The Company pays a minimum of $1,926 on a monthly basis to occupy the building.

     Total Minimum Lease Commitments as of March 31, 2003:

                                                    Calendar
                                                      Year          Amount
                                                 ------------  ------------
                                                         2003 $      18,084
                                                         2004        23,112
                                                         2005        23,112
                                                         2006        23,112
                                                   Thereafter             -
                                                               ------------
                                                        Total $      87,420
                                                               ============

NOTE 5   Related Party Transactions
As of August 8, 2002, the Company formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of Common Stock. The GMA Note was originally issued in November 2000 to the Company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA, both of which entities are unrelated to the Company. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of Common Stock into which the note is convertible, to several persons, including Douglas Cole and Edward Mooney, who are officers and directors of the Company. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of our common stock into which the GMA
Note is convertible and Mr. Theodore Swindells acquired the right to acquire 1,000,000 shares. Fifty percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of the Company's board of directors. As of March 31, 2003, 3,200,000 shares of our common stock had been issued pursuant to the terms of the GMA Note.

As of July 15, 2002, the Company entered in a two-year Advisory Agreement with Kings Peak Advisors, LLC ("KPA") with automatic renewal for a 12-month period. Under the terms of the Advisory Agreement, KPA will provide the Company with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. KPA is a private company whose principals are Messrs. Cole, Mooney and Swindells.

The Advisory Agreement provides that KPA will be compensated for its various advisory services as follows: (i) for general corporate advisory services, an initial retainer of $25,000 and a fee of $20,000 per month throughout the term of the agreement, which monthly fee amount is payable, at KPA's option, in shares of Common Stock at a price per share equal to $0.025; (ii) for financial advisory services, a fee based on 10% of the gross proceeds of any equity financings and/or 1.5% of any gross proceeds of debt financings that are completed by underwriters or placement agents introduced by KPA, as well as any fees which may be due to KPA for its assistance in identifying prospective investors pursuant to terms and conditions of offering memoranda issued by the Company; (iii) for merger and acquisition services involving a transaction resulting from a contact provided by KPA, a sliding fee based on a percentage of the value of the transaction, subject to an additional $100,000 bonus in the event the transaction is valued at $3,000,000 or more; (iv) in respect of general business development advisory services, a fee to be negotiated with KPA based upon certain agreed-upon fee parameters between the parties; and (v) in respect of debt, credit or leasing facilities, a fee to be negotiated on a case-by-case basis.

The Company acknowledged that it was indebted to KPA for prior services rendered since April 1, 2002 in the amount of $30,000, up to 50% of which amount is payable, at KPA's option, in shares of Common Stock at a price per share of $0.025. The total number of shares of Common Stock issuable to KPA under the Advisory Agreement may not exceed 4,400,000 shares. Through March 31, 2003, KPA had earned a total of $284,614 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of Common Stock in March 2003. Of the balance of $174,614, $84,500 was paid in cash to KPA, leaving a balance owing at March 31, 2003 of $80,114.

Pursuant to the acquisition on October 1, 2002, (described in Note 1 above), the Company issued to shareholders of CBL Inc. and CBL Pty. Ltd. two convertible promissory notes in the amounts of $485,000 and $515,000. The notes accrue interest at 7% per annum and are considered due and payable upon the earlier of September 1, 2004 or the date upon which the Company closes an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by the Company after the Acquisition Date, equal or exceeds $10,000,000. At March 31, 2003, accrued interest totaled $34,904.

At the Acquisition Date, the Company issued two unsecured promissory notes in the amount of $219,794 to cancel three unsecured promissory notes previously issued by CBL Inc. and CBL Pty. Ltd., to shareholders of CBL Inc. and CBL Pty. Ltd. The notes accrue interest at 7% per annum and are considered due and payable upon the earlier of the September 1, 2003 or the date upon which the company closes an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by the Company after the Acquisition Date, equal or exceeds $3,000,000. At March 31, 2003, accrued interest totaled $7,672.

Concurrent with its acquisition of CBL, the Company also (i) issued promissory notes to certain individuals and entities for a total principal amount of $500,000 ("Bridge Financing Amount"), which notes ("Bridge Financing Notes") are convertible under certain conditions into shares of Common Stock, and (ii) in connection with the issuance of the Bridge Financing Notes, issued warrants ("Bridge Financing Warrants") to the holders of the Notes to purchase additional shares of Common Stock. Of the Bridge Financing Amount, $55,000 was advanced by KPA and $120,000 by Mr. Swindells.

The Bridge Financing Notes bear interest at a rate of nine percent per annum and are due one year from the date of the respective notes, unless automatically converted upon the closing by the Company of an equity financing consisting of at least 500,000 shares of Common Stock. If so converted, the principal and accrued interest on the respective notes will be converted into that number of shares of Common Stock that equals the note amount multiplied by $0.40 per share. The Bridge Financing Warrants are exercisable for a period of two years at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the Common Stock at the time of conversion.

During the six months ended March 31, 2003, the Company was advanced $695,000 by Mr. Swindells in the form of an unsecured promissory note. The note bears interest at a rate of 10% per annum and is due October 1, 2003. The first $100,000 of the note is convertible into the Bridge Financing; the balance of $595,000 is convertible into such other debt or equity financings that the Borrower may undertake while the note is outstanding. At March 31, 2003, accrued interest totaled $15,512.

NOTE 6 - Notes Payable
At March 31, 2003, notes payable to accredited investors and related parties totaled $2,431,055 as compared with $811,963 at September 30, 2002. The notes bear interest between the rates of 6% and 10% per annum, some of which are secured by the Company's common stock. The principal and accrued interests are due and payable during the current fiscal year. Certain notes are convertible into the Company's common stock and contain warrants to the holders of the notes to purchase additional shares of the Company's common stock. At March 31, 2003, the warrants had no value.

The Company has the following notes payable obligations:

                                                            March     September
                                                          31, 2003      30, 2002
                                                      ------------  ------------
 Convertible notes payable to investors due between
  June 15, 2003 and September 15, 2003 plus accrued
  interest at a rate of 9% per annum, secured by
  common stock of the Company.                       $     325,000 $     445,000

 Unsecured notes payable due on April 2, 2003 plus
  accrued interest payable at a rate of 10% per
  annum.                                                   695,000       145,000

 Unsecured convertible notes payable convertible
  after August 2002 plus accrued interest at a rate
  of 6% per annum.  During the six months ended
  March 31, 2003, $104,352 was converted to
  2,000,000 shares.                                              -       104,352

 Unsecured notes payable to related parties
  convertible after August 8, 2002 plus accrued
  interest at a rate of 6% per annum.  During the
  six months ended March 31, 2003, $62,611 was
  converted to 1,200,000 shares.                                 -        62,611

 Convertible notes payable to related parties due
  between June 15, 2003 and September 15, 2003
  plus accrued interest at a rate of 9% per annum,
  secured by Common Stock of the Company.                  175,000        55,000

 Unsecured notes payable to related parties, see
  Note 5 for due date, plus accrued interest at a
  rate of 7% per annum.                                    219,794             -

 Convertible notes payable to related parties, see
  Note 5 for due date, plus accrued interest at a
  rate of 7% per annum.                                  1,000,000             -

 Note payable to bank secured by an asset.
  Monthly payments of $304, last payment due
  November 30, 2005                                         16,261             -
                                                      ------------  ------------
 Total Notes Payable                                     2,431,055       811,963
 Less Current Maturities                               (2,418,442)     (811,963)
                                                      ------------  ------------
 Total Long-Term Notes Payable                       $      12,613 $           -
                                                      ============  ============

 Following are maturities of long-term debt for each of the next five years:
                                                     Calendar Year     Amount
                                                     -------------  ------------
                                                              2003 $   2,417,530
                                                              2004         3,648
                                                              2005         9,877
                                                              2006             -
                                                        Thereafter             -
                                                                    ------------
                                                             Total $   2,431,055
                                                                    ============

                                     10
NOTE 7 - Stockholders' Equity
On February 5, 2002, the Company effected a one hundred for one (100 for 1) reverse split. No shareholder was reversed below 100 shares. Shareholders with 100 shares or less, prior to the reverse, were not affected.

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

On October 2, 2002, the Company issued 1,070,000 shares of common stock in settlement of outstanding amounts due for services rendered to the Company. These shares were issued at $0.025 per share totaling $26,750.

On October 21, 2002, the Company adopted and approved the "2002 Stock Plan" which was approved by the Company's shareholders at its special shareholder meeting on December 2, 2002. The Plan authorizes issuance of 3,000,00 shares to be increased by 500,000 shares annually. The plan expires in ten years. As of May 15, 2003, 2,421,000 options have been granted at prices ranging from $0.25 per share to $0.50 per share of which 915,500 have vested or will vest as of June 30, 2003.

On November 15, 2002 and December 9, 2002, the Company issued 400,000 shares and 600,000 shares, respectively, of the Company's common stock in exchange for $52,176 of unsecured notes payable (See Note 6).

On January 21, 2003, the Company issued 1,200,000 shares and 1,000,000 shares of the Company's common stock in exchange for $62,611 and $52,176, respectively of unsecured notes payable. The original amount of the note was $166,963 (See Notes 5 and 6).

On January 31, 2003 and on March 11, 2003, respectively, the Company received $50,000 and $100,000 from outside investors at $0.50 per share of common stock for a total of 300,000 shares.

On March 20, 2003, the Company issued 4,400,000 shares of common stock in settlement of $110,000 of amounts due to Kings Peak Advisory, LLC (see Note
5).

NOTE 8 - Income Taxes
Income tax expense includes federal and state taxes currently payable and deferred taxes arising from timing differences between income for financial reporting and income tax purposes.

The Company has adopted Statement of Financial Accounting Standards Number 109 ("SFAS No. 109") "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.
                                     11
Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at March 31, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $11,500,000 at March 31, 2003 and $9,100,000 at September 30, 2002. No
effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not probable. Accordingly, the potential tax benefits of the net operating loss carryforwards at March 31, 2003 and September 30, 2002 have been offset by valuation reserves of the same amount.

Deferred tax assets and the valuation account at March 31, 2003 are as follows:

     Deferred Tax Asset                                          Amount
     ------------------                                       -------------
       Net Operating Loss Carryforwards                       $   4,800,000
       Valuation Allowance                                      (4,800,000)
                                                               ------------
       Total                                                  $           -
                                                               ============

NOTE 9 - Net Earnings (Loss) Per Share
Basic earnings (loss) per common share (BEPS) are based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding (computed under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the three and six months ended March 31, 2003.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock at March 31, 2003:

                                                                             Amount
                                                                         ------------
  Common shares outstanding during the entire period                       13,419,774
  Weighted-average shares paid for, but not issued during the period                -
  Weighted-average number of common shares used in basic EPS dilutive
     effect of options                                                     13,419,744
                                                                         ------------
  Weighted-average number of common shares and dilutive potential
     common shares used in diluted EPS                                     13,419,744
                                                                         ============

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the three and six months ended March 31, 2003.


NOTE 10 - Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements:

     (a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities. In December 2002, the Company commenced a $3,000,000 private placement along with an additional $2,000,000 in May 2003, the proceeds of which will be used for (i) corporate administration,
          (ii) the expansion of CBL operations for the coming twelve months, and (iii) expenses related to additional prospective acquisitions during 2003. In conjunction with the private placement, the Company has engaged various investment banking firms and other finders to identify prospective investors. The Company anticipates completion of the private offering in the first six months of 2003;
     (b) Continue conversion of certain outstanding loans and payables into common stock in order to reduce future cash obligations;
     (c) Generate sufficient cash flow to sustain and grow subsidiary operations and, if possible, create excess cash flow for corporate administrative expenses through CBL the Company's primary operating subsidiary. This sales plan includes the establishment of additional sales offices and sales representation in countries where CBL has targeted large corporate customers in the mining and power generation industries and the development of additional workplace learning products for additional industries; and
     (d) Identify prospective acquisition targets with sufficient cash flow to fund subsidiary operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses.

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

NOTE 11 - Subsequent Events
On April 17, 2003, the Company received $100,000 from outside investors at $0.50 per share of common stock for a total of 200,000 shares.











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

Results of Operations
Effective October 1, 2002, we closed the acquisition, through our wholly-owned subsidiary, CBL Global Corp., a Utah corporation, of several related companies in Australia and the United States that are collectively referred to herein as "Competency Based Learning Inc.," or "CBL." Since February 2003, we have entered into three non-binding letters of intent to acquire three additional operating companies providing workplace learning services, continuing professional education, and other innovative learning solutions to customers in industries such as agriculture, transportation, power generation, security services and public administration. The business of CBL currently constitutes substantially all of our business.


The March 31, 2003 financial statements include the consolidated operations of CBL and the issuance of issued 3,000,000 restricted shares of common stock, $1,000,000 in convertible promissory notes, and $219,794 in promissory notes to the former shareholders of CBL. The results of operations for the three months ended March 31, 2003 include the write-down of $1,084,629 in goodwill arising from the acquisition along with significant legal, travel, and financing costs resulting from the acquisition and the continued pursuit of our strategy. CBL incurred a net loss for the period as costs associated with sales expansion efforts exceeded revenue earned under existing contracts. Increases in Accounts Receivable and Accrued Expense at March 31, 2003 when compared to September 30, 2002 are principally due to the consolidation of CBL balances. The increase in Interest Payable and Notes Payable at March 31, 2003 when compared to September 30, 2002 is principally due to the issuance of debt in conjunction with the CBL acquisition and notes payable to related parties to finance working capital deficits.


Liquidity and Capital Resources
The Company had assets at March 31, 2003 of $197,048 including $41,081 in cash and $103,831 in accounts receivable. Liabilities totaled $2,804,026 of which $2,089,794 represents notes payable to related parties and $328,648 represents notes payable to third parties. Of these amounts, $1,175,000 and $325,000, respectively, are convertible to the Company's common stock. Of the total amount payable to third parties, $325,000 was raised in support of the Company's acquisition and growth strategy. In December 2002, the Company initiated a private offering of up to 6,000,000 shares of its common stock at $0.50 per share and expanded such offering to 10,000,000 shares in May 2003. As of May 15, the Company has raised $250,000 under the offering. The Company anticipates completion of the offering in the first seven months of 2003 although there is no guarantee that such offering will be successful.

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

ITEM 3   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and President/Acting Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.
                                     15


                                  PART II


Item 1.        Legal Proceedings

     None

Item 2.        Changes in Securities

     The following issuances of restricted securities occurred during the period covered by this report:

     - During the period October 1 to March 31, 2003, we issued an aggregate of 3,200,000 restricted shares of our common stock pursuant to the terms of a convertible promissory note. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 (the "Securities Act") and the rules promulgated thereunder, as a transaction not involving any public offering.

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

     - Pursuant to a series of related transactions that closed on October 1, 2002, we issued 3,000,000 restricted shares of our common stock and issued US$1,000,000 in convertible promissory notes to two individuals in connection with our acquisition of Competency Based Learning, Inc., a California corporation, and two related Australian companies, Competency Based Learning, Pty. Ltd. ACN 084 763 780 and ACN 082 126 501 Pty. Ltd. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer in accordance with the requirements of the Securities Act.


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

     - On January 31, 2003 and on March 11, 2003, we issued 300,000 restricted shares of common stock in valued at $150,000 ($0.50 per share) for amounts received from outside investors under the terms of our private offering. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer in accordance with the requirements of the Securities Act.

     - As of March 20, 2003 we issued an aggregate of 4,400,000 restricted shares of common stock in settlement of $110,000 of amounts due to Kings Peak Advisory, LLC ($0.025 per share) pursuant to a two-year Advisory Agreement. Under the terms of the Advisory Agreement, KPA will provide the Company with general corporate, financial, business development and investment advisory services on a non-exclusive basis. KPA is a private company whose principals are Messrs. Cole, Mooney and Swindells. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer in accordance with the requirements of the Securities Act.

     - On April 17, 2003, the Company issued 200,000 restricted shares of common stock valued at $100,000 ($0.50 per share) for amounts received from outside investors under the terms of our private offering. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer in accordance with the requirements of the Securities Act.


Item 3.        Defaults Upon Senior Securities

     None.


Item 4.        Submission of Matters to a vote of Security Holders

     We held an annual meeting of shareholders on February 18, 2003 for the purposes of (1) voting on a proposal to amend and restate our articles of incorporation to change the name of our company to "Trinity Learning Corporation"; and (2) to elect three directors, each to serve until the next annual meeting, and until each of their successors is elected and shall qualify. The results of the voting with respect to the proposal to amend our articles to change our corporate name were 6,600,000 in favor, none opposed and no abstentions. The voting with respect to the election of directors resulted in the re-election of Douglas D. Cole, Edward P. Mooney and William Jobe as directors, there being 6,600,000 votes cast in favor of their re-election and none opposed with no withholding votes.

Item 5.        Other Information

     On April 9, 2003, we announced the appointment of David Grebow as our Chief Learning Officer.

Item 6.        Exhibits and Reports on Form 8K

     (a)  Exhibits.

          3.1 Articles of Restatement of the Articles of Incorporation of the Registrant dated February 25, 2003 as filed March 25, 2003*

          3.2  Certification pursuant to 18 U.S.C. Section 1350*

          3.3  Certification pursuant to 18 U.S.C. Section 1350*

     (b)  Reports on Form 8-K

          On February 10, 2003, we filed an 8-K/A, amending the Current Report on Form 8-K that we filed on October 16, 2002 to provide certain financial information in connection with our acquisition of Competency Based Learning, Inc.

*Filed herewith.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRINITY LEARNING CORPORATION


May 20, 2003                       By: /s/ DOUGLAS D. COLE
                                   Douglas D. Cole
                                   Chief Executive Officer


May 20, 2003                       By: /s/ CHRISTINE R. LARSON
                                   Christine R. Larson
                                   Chief Financial Officer






























                               CERTIFICATIONS

I, Douglas D. Cole, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trinity Learning Corporation;

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

Date:     May 20, 2003

     /s/ DOUGLAS D. COLE
     Douglas D. Cole
     Chief Executive Officer
                                     20
                         CERTIFICATIONS (continued)

I, Christine R. Larson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trinity Learning Corporation;

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

Date:     May 20, 2003

     /s/ CHRISTINE R. LARSON
     Christine R. Larson
     Chief Financial Officer

