Form 10KSB
period 2003-06-30
TRINITY LEARNING CORP
filed 2003-11-17
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-KSB

           Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the Transition Period from October 1, 2002 to June 30, 2003

                         Commission File No. 0-8924

                        Trinity Learning Corporation
     (Exact name of small business issuer as specified in its charter)

     Utah                                                   73-0981865
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

              1831 Second Street, Berkeley, California  94710
                  (Address of principal executive offices)

                               (510) 540-9300
                        (Issuer's telephone number)

     Securities registered under Section 12(b) of the Act:  None

     Securities registered under Section 12(g) of the Act: Common Stock, No Par Value

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 9 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for the transition period October 1, 2002 to June 30, 2003: $167,790

     Due to the absence of a trading market for the common stock of the Registrant, the aggregate market value of voting stock held by non-affiliates as of November 4, 2003 was nil.

     As of November 4, 2003, the Registrant had outstanding 27,560,401 shares of Common Stock, no par value per share.

                                   PART I

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

ITEM 1.        DESCRIPTION OF BUSINESS

General

     Trinity Learning Corporation ("Trinity") is a publicly-held Utah corporation that provides advanced learning solutions around the world for corporations, organizations and individuals. Our mission is to become a leading global learning corporation through acquisition, business development and strategic relationships. We commenced our strategy in 2002 to acquire operating companies in strategic markets that have developed proprietary technology-enabled learning, training and certification services targeted at major customers in worldwide industries. Our initial target market is medium to large companies and organizations that provide workplace training and certification to their employees in a cost effective and efficient manner.

     We are seeking to achieve market entry and increased penetration in geographic markets throughout the world through multiple acquisitions and integration of operating companies. We are acquiring operating companies with established customer bases, proprietary platforms and learning systems. Growth will also be achieved through licensing of software and other technologies, internal business development, and the expansion of sales offices and other sales representation around the world. We have targeted acquisitions that position us to:
     - Provide workplace learning services to multiple organizational levels of major employers;
     - Leverage investments in content and delivery systems across multiple industry segments;
     - Cross-market learning services developed by our operating subsidiaries;
     - Design and implement long-term workplace human capital development programs for large corporations, organizations and governments; and
     -    Provide meaningful learning experiences to end-users.

     We adopted our present strategy in 2002 based on competitive analysis, market research and an analysis of our ability to acquire operating companies in key market areas and segments and attractive valuations.
Since adopting this strategy, we have focused our corporate development efforts on identifying and completing five strategic acquisitions, expanding our executive management team, entering into key strategic relationships with financial advisors and investment banks, and developing and implementing a development and growth stage financing strategy.


Recent Acquisitions

     Following our initial acquisition of Competency Based Learning, Inc., discussed below, our corporate development efforts in 2003 were concentrated on the identification of additional acquisition candidates including due diligence, negotiation of terms and conditions, and the development of integration and financing strategies for each acquisition. We have also focused on raising growth capital through private placements to be used as working capital for Trinity and our subsidiaries. On September 1, 2003, we completed the following three non-related acquisitions. Additional information concerning these transactions and the various companies involved will be filed in due course on Forms 8-K in the near future.

     TouchVision (California)

     We completed the acquisition of all of the issued and outstanding shares of TouchVision, Inc., a California corporation ("TouchVision") that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. We had previously loaned TouchVision the sum of $50,000 in June,
2003 by way of bridge financing pending completion of the acquisition.   In
connection with the acquisition, TouchVision entered into substantially similar employment agreements with each of Messrs. Gregory L. Roche and Larry J. Mahar, the former principals of TouchVision, which have a term of two years and provide for annual salaries of $120,000.

     River Murray Training Pty. Ltd. (Australia)

     We completed the acquisition of all of the issued and outstanding shares of River Murray Training Pty Ltd ("RMT") an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. We also loaned US$49,000 to RMT for the purpose of repaying outstanding loans advanced to RMT by its former shareholders.

     Riverbend Group Holdings (Proprietary) Limited (South Africa)

     We completed the acquisition of 51% of the issued and outstanding shares of Ayrshire Trading Limited, a British Virgin Islands company ("Ayrshire") that owns 95% of Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), a South African company that provides learning services to corporations and individuals in South Africa. We also acquired
the option to purchase the remaining 49% of Ayrshire.   In consideration
for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of US$20,000, which amount is convertible from time to time, but no later than December 30, 2006, into a maximum of 2,000,000 restricted shares of our common stock. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The Ayrshire shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006.

     As further consideration for the Ayrshire shares, we agreed to make a non-interest-bearing loan of U.S. $1,000,000 to Ayrshire, $300,000 of which was advanced at closing and the remaining $700,000 was advanced on November 3, 2003. We may exercise an option to acquire the remaining 49% of Ayrshire in consideration for the issuance of 1,500,000 shares of our common stock, subject to certain adjustments.

     In connection with the Riverbend acquisition, we agreed to appoint Mr. Arthur Kidson to our board of directors, to serve until our next annual meeting. In addition, we agreed to invite Mr. Nigel Tattersal to attend all meetings of our board of directors as an observer until our next annual meeting. Messrs. Kidson and Tattersal are both principals of Riverbend.

     IRCA

     We have entered into a definitive agreement to acquire majority control of IRCA (Pty) Ltd. ("IRCA"), an international firm specializing in corporate learning, certification, and risk mitigation in the areas of Safety, Health Environment, and Quality Assurance ("SHEQ"). We anticipate closing this transaction within the next 30 days. IRCA is headquartered in South Africa and operates international sales offices and operations in the United Kingdom and the United States. We will acquire majority interest in IRCA through a combination of stock and cash payments. The definitive agreement contains certain closing conditions and certain future provisions that will enable Trinity to acquire full ownership of IRCA and its various operating subsidiaries.

     IRCA, founded in 1993, operates in South Africa, England and the United States through various operating subsidiaries. IRCA's professionals assess workplace issues related to safety, health, environment and quality, advise clients on learning programs and other interventions that can reduce corporate financial risks, and assist in the implementation and certification of programs. IRCA develops proprietary content and also markets best practice SHEQ content and programs developed by other leading certification and standards organizations. Clients include many Fortune 1000 companies operating in Africa, Europe, Australia, and the United States.

     Competency Based Learning, Inc.

     We completed our first acquisition in October 2002 when we acquired Competency Based Learning, Inc., a California corporation ("CBL-California"), and two related Australian companies, Competency Based Learning, Pty. Ltd. and ACN 082 126 501 Pty. Ltd., (collectively referred to as "CBL Australia"), in consideration for the issuance of a total of 3,000,000 restricted shares of our common stock and $1,000,000 in convertible promissory notes and the assumption of $222,151 in indebtedness. The transactions were effected through CBL Global Corp. ("CBL Global") our wholly-owned subsidiary. CBL-California and CBL-Australia are sometimes hereinafter collectively referred to as "CBL." The acquisition of CBL provided us with proprietary workplace learning content for the global mining and power generation industries, initial contracts with employers in these industries, an experienced staff of instructional designers and learning system developers and a proprietary workplace learning system. Since the acquisition, CBL Global has concentrated its efforts on the development of additional learning content and new products. It has focused its business development activities in its core industry segments and in new geographic markets. In September 2003, we initiated legal proceedings against CBL-California and the former principals of CBL-California and CBL-Australia pursuant to which, among other things, we are seeking to enforce the indemnification provisions of the agreements relating to the CBL acquisition. See "Item 3. Legal Proceedings."

     In conjunction with our proposed acquisition of IRCA, we anticipate that we will combine the operations of CBL Global with those of IRCA whereby IRCA will market CBL Global products and CBL Global will operate primarily as a resource to support development of additional products to be sold by IRCA and other Trinity subsidiaries. These efforts are intended to reduce the operating costs of CBL Global as an independent operating unit and to accelerate return on our investment in the development of CBL Global intellectual property.

Corporate Background

     We were incorporated on April 14, 1975 in Oklahoma under the name U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, we changed our name to Habersham Energy Company. Historically, we were engaged in the business of acquiring and producing oil and gas properties, but did not have any business activity from 1995 to 2002. Subsequent to our reorganization in 2002, we changed our domicile to Utah, amended our capital structure and changed our name to Trinity Companies Inc., then, in March 2003, to Trinity Learning Corporation.

     On June 16, 2003, we completed a recapitalization of our common stock by (i) effecting a reverse split of our outstanding common stock on the basis of one share for each 250 shares owned, with each resulting fractional share being rounded up to the nearest whole share, and (ii) subsequently effecting a forward split by dividend to all shareholders of record, pro rata, on the basis of 250 shares for each one share owned.
The record date for the reverse and forward splits was June 4, 2003. Immediately prior to the recapitalization, we had 13,419,774 shares of common stock outstanding. Following the recapitalization and the cancellation of 108,226 shares of common stock beneficially owned by members of management, we had 13,419,774 shares of common stock outstanding.

     On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align it with those of the companies we had already acquired or were at that time in the process of acquiring. The information presented in this transition report on Form 10-KSB relates to the period October 1, 2002 through June 30, 2003.

The Learning Market

     We provide learning services for major global industries such as agriculture, mining, energy, technology and healthcare. We are building a unique global learning company by acquiring operating companies around the world that serve established segments of the education, training and corporate learning market. We are seeking to create one of the first globally recognized brands in the learning services industry. Worldwide estimates for workplace education, including training, ongoing professional education, and lifelong learning, range from $300 billion to over $1 trillion. There are approximately 2.5 billion people in the global workforce, estimated to grow to over 3 billion workers in the next 10 years. Technology is revolutionizing access to learning around the world through computer-based learning, high-speed network access, distance learning, e-learning and online accredited education. This is occurring during a period of rapid generational turnover in the global workforce in the United States and Europe as the so-called "Baby-Boom" generation retires and is replaced in the workforce.

     We believe a growing need exists to create a global learning company that integrates educational and training delivery technologies, platforms and methodologies. Our operating subsidiaries specialize in learning content and delivery technologies for particular industries or that target a particular segment of the workforce. We completed our first acquisition of CBL on October 1, 2002, and in September 2003 acquired two additional operating companies headquartered in California and Australia as well as majority ownership in a company headquartered in South Africa. On September 18, 2003 we announced our intention to acquire the majority ownership of a company headquartered in South Africa with a global sales and marketing organization that covers Africa, Australia, Europe and North America. We believe that there are product and service synergies between and among our various subsidiaries and, more importantly, that there is a timely opportunity to create a global sales force to represent our entire list of products and services.

     The "blended learning" concept is central to our competitive advantage. What has been observed over the past twenty years in the human capital development and educational research fields is that people clearly learn in different ways and there is no single method or technology that works for every skill, every type of worker, or for all types of content. The companies that we are acquiring understand the benefits and synergies of operating as a family of companies. We believe that we will be one of the first companies to be able to serve major multinational employers at multiple levels of their organizations.

     We believe that we will be a leader in the certification of completed courses and training. Certification enables our customers to measure the knowledge base in their workforce and better monitor improvements in productivity. Certification also helps corporations with compliance issues relating to health, safety, environment and quality. Certifications will range from single modules, vocational certifications to professional certifications and university degrees from accredited universities.

Our Business

     Our acquisitions to date have positioned us as a global learning company with the ability to:
     - Serve major customers in a number of industry verticals from mining to healthcare to agriculture;
     - Provide training to multiple levels of an organization from blue collar to management to executives; and
     - Utilize a blend of delivery methods including online learning, e-learning, instructor led training and competency based learning.

     CBL Global

     Until the recent acquisitions of RMT, TouchVision and Riverbend in September 2003, CBL Global was our primary operating subsidiary. We anticipate that, in the future, revenues from RMT, TouchVision, Riverbend and IRCA will constitute the majority of our revenues on a consolidated basis.

     CBL Global is engaged in the business of providing technology-enabled training, workplace education, and skills certification to the global mining and electrical power industries. CBL Global is expanding its product development and sales efforts to other key large scale global industries including construction, oil and gas refining, and agribusiness.

     Since 1995, CBL Global and its predecessor, CBL, focused on developing and marketing a proprietary workplace learning platform called the "CBL System (R)." CBL Global has successfully marketed its services to major customers in the mining industries in Australia, Asia-Pacific, Latin America, North America and Africa. CBL Global has developed over 500 learning units designed for skilled and semi-skilled laborers in heavy industries. Collectively, these units enable certification in the use of tools, machinery and mobile equipment. Certification in workplace health and safety, and other skills identified by clients as critical to meeting project-related or corporate performance objectives is also available.

     CBL Global's proprietary Web-enabled CBL System (R)has been developed to transform traditional training approaches in large-scale, high-employment industries worldwide. Developed over a ten-year period, the CBL System (R) enables companies to build, measure and track employee competency within single work sites or across multiple operations around the world. Over the past decade, in many countries and in distinct local cultures, the CBL System (R) has been field-proven to increase employees' performance and to deliver high returns on investment in the form of measurable, sustainable improvements in safety, productivity and profitability. To date, over 3,500 end-users have completed a total of approximately 10,000 CBL Global learning modules.

     The initial market focus for CBL Global was the global mining industry. As a result of this focus, CBL Global owns and markets a comprehensive suite of workplace learning modules for the mining industry, a thirty million person workforce globally. Fully digitized in several languages and web-accessible, CBL System (R) learning modules are customizable to the needs and circumstances of individual client operations regardless of the physical, process or regulatory environment. A unique feature of the CBL System (R) is its utilization of clients' own employees as mentors and competency verifiers, allowing managers and end-user employees to take "ownership" of the results of CBL-enabled learning and training.

     The second immediate market focus for CBL Global is the world's power generation and distribution industry. The cross-industry scalability of the CBL System (R) is demonstrated by its use by an electrical power station builder and operator. For this customer, CBL Global developed a suite of workplace learning guides for the management and operation of its eighteen coal and gas fired power stations. The power stations are located in the United States, Mexico, Colombia, Brazil, United Kingdom, Turkey, Egypt, China, Philippines and Australia.

     CBL Global generates fee revenue from licensing, consulting and certification. We believe that each of these revenue streams will provide recurring revenue through long-term contracts, the completion and certification of multiple learning modules per employee per year, the need for continual and additional training, and, in many cases, governmental requirements for annual re-certification. CBL Global generally receives consulting fees at the outset of a new contract to cover design costs for new learning modules and customization of pre-existing ones. Ongoing licensing and certification fees generate the largest portion of revenue over the life of the learning and certification contract.

     CBL Global has spent approximately $100,000 in the last two years on the continued development of its intellectual property. CBL Global recognizes the importance of protecting its intellectual property, as such CBL Global materials are copyrighted and the CBL System (R) is a registered trademark in the United States. We rely on a combination of trademark laws, confidentiality provisions and other contractual arrangements to protect our intellectual property rights. We understand that these do not always present an impenetrable barrier against infringement, especially in countries with poorly developed or inadequately enforced intellectual property laws. In those situations we evaluate whether the opportunities of conducting business in those countries outweigh the risks.

     TouchVision

     TouchVision is a California-based provider of technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. The addition of TouchVision provides other Trinity companies with access to new software technology and delivery platforms. TouchVision specializes in software systems that provide end-users convenient, self-service access to information, transactions and educational content through a variety of interactive devices such as touch-screens, kiosks, computers, personal digital assistants ("PDA's"), and other digital communication devices. TouchVision's products are web-enabled and can be deployed through various broadband and wireless networks. Competitors in the kiosk software market are primarily focused on the delivery of a paper product such as an event or airline ticket. The TouchVision product is uniquely focused on information and content delivery.

     Over the past eight years, TouchVision has demonstrated its ability to deliver solutions to leading companies in healthcare, financial services, education, and retail services in the United States. TouchVision serves what it believes is a large and growing market in the United States and around the world for products and services that make information and content easily accessible, particularly where using a personal computer is either cost-prohibitive, inaccessible or inappropriate. Through its VisMed (R) brand, TouchVision delivers solutions that are tailored to the unique needs of the healthcare sector; there are similar opportunities for offerings that focus on other industry sectors and geographic markets. Today, TouchVision's customers are primarily US based Fortune 1000 companies and educational institutions.

     We anticipate that the TouchVision suite of products will have broad application in technology-enabled workplace learning where access to a desk-top computer is not available to many sectors of the workforce. While continuing to develop its own unique customer opportunities, TouchVision will work closely with our other operating companies to co-develop workforce training applications and distribution platforms. For example, in conjunction with CBL training products, TouchVision kiosks can be used at the entrance to a mine to provide employees with safety and technology training. Similarly, handheld clipboards can be used for one or more employees in a conference room type setting to deliver training modules and certification.

     RMT

     RMT is an Australian training firm specializing in workplace learning programs for viticulture and other segments of the food production industry. The addition of RMT expands our product offering to the agriculture industry. RMT is based in Australia's major wine production region and one of its primary regions for agricultural products. RMT is at the leading edge of workplace training in Australia, empowering client companies to develop and manage their own sustainable training systems. This approach is quite different to how their competitor training organizations operate. As a registered training organization in Australia, RMT has developed a wide range of nationally accredited programs and short courses to meet the specific needs of its customers. We believe that RMT's curriculum and experience can benefit companies in markets outside Australia, and that RMT can deliver products from our other operating companies to its customers in Australia.

     The basis of the RMT training model is partnering with companies to develop training programs. This provides two key benefits for its customers. First, training is made relevant to the workplace. Second, when customer personnel are actively involved in training program development, opportunities arise that foster the creation of a learning environment. This in turn provides a medium through which the customer can achieve continuous improvement. RMT maintains 350 training modules with the majority in the wine sector. Other modules include training for retail services, small business office administration and frontline management. RMT's customers are the major wine producing companies in Australia receiving government funding for vocational training. RMT's primary sources of revenue are from consulting, training and software licensing. RMT believes that future growth will come from training for the public-sector, agribusiness, and geographic expansion.

     Riverbend

     Riverbend is a premier provider of online university degrees and other learning services to corporations and individuals in South Africa. The addition of Riverbend expands Trinity's product offering to higher education and online degrees. Riverbend, founded in 1998, operates through four operating subsidiaries. Together, these operating subsidiaries have developed a holistic approach to technology-enabled learning, education and training. Riverbend, Price Waterhouse Coopers and a South African media group are co-owners of Riverbed's primary subsidiary, eDegree, and a provider of corporate learning solutions including online degrees from some of South Africa's most respected universities. Other Riverbend subsidiaries, described more fully below, include Learning Advantage, a customized learning solutions provider to corporations, Reusable Objects, a leading-edge learning software developer, and Learning Strategies, an e-learning consulting services provider. These Riverbend subsidiaries serve major corporate customers in South Africa and are leaders in South Africa's initiative to increase employment and competitiveness by expanding and
improving adult basic education and training.   We anticipate that
Riverbend's future revenue generation will occur primarily through product development, business development and geographic expansion.

     eDegree is a leading provider of e-learning and online learning support. eDegree has applied its wide-ranging practical experience as well as substantial theoretical modeling to assist universities and corporate partners to make the most of the web-technology for effective instructional delivery. eDegree offers academic institutions and corporate partners development, hosting, marketing and delivery of online courses. eDegree's state-of-the-art technologies allow eDegree to efficiently integrate content, both off the shelf and customized, for online delivery. eDegree has successfully created, designed, developed, and administered courses on behalf of and in partnership with a number of leading South African academic institutions. eDegree is currently supplying and actively managing the delivery of online education in collaboration with educational
institutions to more than 4,000 students worldwide.   eDegree represents
approximately 70% of total revenue of Riverbend. It is anticipated that future revenue growth will be derived from broader distribution on behalf of its existing programs and geographic growth through development of new partnerships with educational institutions, corporations and government programs worldwide.

     Reusable Objects designs and develops software tools for the efficient authoring, development, management and publishing of instructional software programs. Reusable Objects' products allow it to create cost-effective solutions designed in such a way that they can be deployed for a variety of courses and programs customized to the needs of differing contexts, target audiences, technical platforms and educational frameworks. Learner management, presentation of multiple perspectives, and use of interesting and appropriate graphics, and audio/video tools are central to Reusable Objects' solutions strategy. Reusable Objects focuses heavily on encouraging skills development and application instead of memorization and retention of factual information. Currently, Reusable Objects represents approximately 10% of Riverbend's total revenue. Revenue growth will be derived from increased product development and product deployment to corporations and universities both locally in South Africa and worldwide in conjunction with growth in other Riverbend businesses. It is anticipated that 30% to 50% of Reusable Objects' revenue growth will be outside of South Africa over the next few years.

     Learning Strategies is a consulting organization whose goal is to enhance competitiveness through effective learning. Learning Strategies enables corporate organizations, government programs and higher education institutions to create, develop, and implement integrated e-learning and knowledge management strategies that are embedded in stable and user-friendly Internet technologies. Knowledge management assistance ranges from awareness workshops to technology development strategies. Learning Strategies' consultants provide consulting in the areas of strategy, financial management, human resource management, supply chain optimization, general process improvement and assessment of management information needs. As part of their leadership and industrial relations services, consultants facilitate team building, manage conflict through mediation, provide training for effective workplace relations, and develop and implement organizational transformation and restructuring. Currently, Learning Strategies represents less than 10% of Riverbend's total revenue. Significant growth in this area is not anticipated during the next five years. Learning Strategies' customers are primarily corporations based in South Africa.

     Learning Advantage specializes in the supply and support of world-class e-learning applications. In partnership with leading companies, Learning Advantage is supplying and managing e-learning solutions throughout South Africa. Learning Advantage is licensed to distribute a wide range of e-learning support tools and has extensive experience in the installation, configuration, end-user training and support of its products. Currently, Learning Advantage represents less than 15% of total Riverbend revenue. It is anticipated that revenue growth will be derived from the development of new product and geographic expansion.

     IRCA

     IRCA is an international firm specializing in corporate learning, certification, and risk mitigation in the areas of SHEQ. IRCA is headquartered in South Africa and operates international sales offices and operations in the United Kingdom, Australia, Malaysia and North America. IRCA's professionals assess workplace SHEQ, advise clients on learning programs and assist in the implementation and certification of programs. IRCA believes that the application of sound, consistent management principles to SHEQ improves profitability, employee health and productivity, and compliance with government regulatory policy. IRCA uses its proprietary content along with programs developed by other leading certification and standards organizations. Clients include Fortune 1000 companies operating in Africa, Europe and the United States. Trinity anticipates that the acquisition of IRCA will provide Trinity with an international sales force, increased customer penetration in the mining industry and a cross-industry product segment that can be sold with other Trinity products.

Competitive Business Conditions

     The competitive market for corporate training and workplace learning is fragmented by geography, curricula, and targeted segments of the workforce. Although there are many companies that provide training, we believe that we derive competitive advantage because of our ability to provide a suite of learning solutions on a worldwide basis at multiple levels of the workforce ranging from industrial workers to executive
management.    Most of our competition, in general sense, comes from:

     -    Smaller, specialized local training companies;
     - Providers of online and e-learning products targeted at corporate softskills and technical training;
     - Not-for-profit trade schools, vocational schools and universities; and
     - Learning services divisions of large, multinational computer, software and management consulting firms.

     We anticipate that market resistance may come from the trainers in the organizations to whom we sell. Traditional trainers may see outsourcing as a threat to their job security. We seek to overcome this by focusing our business development strategy on senior management in operations, finance and human resources. We will also reshape the value proposition for internal training functions from tactical to strategic. We believe we can enhance the role of internal training and human capital development departments by providing a proven, integrated set of learning tools. In this way, we can provide measurable results and increase both the actual effectiveness and the perceived value of internal training departments.

Employees

     As of October 31, 2003, we had 126 full time employees; fifteen in California, sixteen in Australia and ninety-five in South Africa.

Risk Factors

     You should carefully consider the following risks before making an investment in our company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently know to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in "Item 6. Management's Discussion and Analysis or Plan of Operation" and "Item 1. Description of Business," as well as our financial statements and the related notes.

     Trinity is a Development-Stage Company

     We are in the development stage and our company must be considered promotional. Management's efforts have been allocated primarily to organizational activities, and our ability to establish our company as a going concern is dependent upon equity and debt financing. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including undercapitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, most of which are beyond our control. The likelihood that we will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which we operate. There can be no assurance that we, with our limited capitalization, will be able to compete in our market and achieve profitability.

     Additional Capital is Necessary to Sustain and Grow Our Business; We have an Accumulated Deficit

     During the development stage of our operations, we can be expected to sustain substantial operating expenses without generating any operating revenues, or the operating revenues generated can be expected to be insufficient to cover expenses. For the foreseeable future, unless and until we attain profitable operations, our financial statements will show a net operating loss or minimal net income. Thus, we will likely be dependent for the foreseeable future on capital raised in equity and/or debt financing, and there can be no assurance that we will be able to obtain such financing on favorable terms, if at all.

     Our auditor's reports, dated October 13, 2003 for the nine-month transition period ended June 30, 2003 and December 31, 2002 for the year ended September 30, 2002, included going concern qualifications which state that our significant operating losses raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Trinity's Business Strategy Is Based on Acquiring and Consolidating Additional Suitable Operating Companies at Attractive Valuations

     Our growth strategy includes integrating our recent acquisitions and building a world-wide learning technology company. Acquisitions involve various inherent risks, such as:

     - The ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
     -    The potential loss of key personnel of an acquired business;
     - The ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition; and
     - Unanticipated changes in business and economic conditions affecting an acquired business.

     We Need to Successfully Integrate Recently Acquired and Potential Additional Operating Companies

     As a result of our recent acquisitions and, as part of our general business strategy, we expect to experience significant growth and expect such growth to continue into the future. This growth is expected to place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations.

     There can be no assurance that we will be able to effectively integrate the acquired operations with our own operations. Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

     We Are Controlled by Our Officers and Directors

     Our directors and executive officers beneficially own a significant percentage of our outstanding shares of common stock. As a result, these people exert substantial influence over our affairs and may have the ability to substantially influence all matters requiring approval by the stockholders, including the election of directors (see "Item 11. Security Ownership of Certain Beneficial Owners and Management").

     Our Growth Strategy Is Dependent on a Variety of Requirements, Any One of Which May Not Be Met

     Our growth strategy and future profitability will be dependent on our ability to recruit additional management, operational and sales professionals and to enter into contracts with additional customers in global markets. There can be no assurance that our business development, sales, or marketing efforts will result in additional customer contracts, or that such contracts will result in profitable operations. Further, our growth strategy includes plans to achieve market penetration in additional industry segments. In order to remain competitive, we must (a) continually improve and expand our workplace learning and other curricula, (b) continually improve and expand technology and management-information systems, and (c) retain and/or recruit qualified personnel including instructional designers, computer software programmers, learning consultants, sales engineers, and other operational, administrative and sales professionals. There can be no assurance that we will be able to meet these requirements.

     Our Business Will Suffer if Technology-Enabled Learning Products and Services Are Not Widely Adopted

     Our technology-enabled solutions represent a new and emerging approach for the workplace learning and education, and training market. Our success will depend substantially upon the widespread adoption of e-learning products for education and training. The early stage of development of this market makes it difficult to predict customer demand accurately. The failure of this market to develop, or a delay in the development of this market -- whether due to technological, competitive or other reasons -- would severely limit the growth of our business and adversely affect our financial performance.

     We Face Significant Competition from Other Companies

     The education marketplace is fragmented yet highly competitive and rapidly evolving, and is expected to continue to undergo significant and rapid technological change. Other companies may develop products and services and technologies superior to our services which may result in our
services becoming less competitive.   Many of these companies have
substantially greater financial, manufacturing, marketing and technical resources than do we and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices, or higher quality and more cost effective, our business could be adversely affected.

     Our Future Growth Depends on Successful Hiring and Retention, Particularly with Respect to Sales, Marketing and Development Personnel, and We May Be Unable to Hire and Retain the Experienced Professionals We Need to Succeed

     Failure on our part to attract and retain sufficient skilled personnel, particularly sales and marketing personnel and product development personnel, may limit the rate at which we can grow, may adversely affect the quality or availability of our products and may result in less effective management of our business, any of which may harm our business and financial performance. Qualified personnel are in great demand throughout the learning and software development industry.
Moreover, newly hired employees generally take several months to attain full productivity, and not all new hires satisfy our performance expectations.

     The Length of the Sales Cycle for Services May Make Our Operating Results Unpredictable and Volatile

     The period between initial contact with a potential customer and the purchase of our products by that customer typically ranges from six to eighteen months. Factors that contribute to the long sales cycle include
(a) the need to educate potential customers about the benefits of our services; (b) competitive evaluations and bidding processes managed by customers; (c) customers' internal budgeting and corporate approval processes; and (d) the fact that large corporations often take longer to make purchasing decisions due to the size of their organizations.

     There Is a Limited Public Market for Our Stock

     There has to date been only a limited public market for our common stock. Though we have applied for a listing of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"), there can be no assurance that this application will prove successful or, if successful, that an active market will develop for our common stock or, if developed, that such market will be able to be sustained.

     Penny Stock Rules Pose Risks to Investors in Our Stock

     Our common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission ("SEC"). Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASD automated quotation system ("NASDAQ" -- NASDAQ listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Subject to compliance with applicable listing standards, we are attempting to qualify for listing on the OTC Bulletin Board of NASD.
Section 15(g) of the 1934 Act, as amended, and Reg. Section 240.15g-2 of the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosures carefully before purchasing any shares that are deemed to be "penny stocks."

     Moreover, Reg. Section 240.15g-9 of the SEC requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;
(iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objects. Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.

ITEM 2.   DESCRIPTION OF PROPERTY

     Our corporate office in Berkeley, California is leased from an unaffiliated third party. The term of the lease commenced September 1, 2003 and expires May 31, 2004. CBL Pty. Ltd., leases contiguous office pursuant to two separate lease agreements for its operations located in Queensland, Australia. The term of the first lease expires in January 2004 with a three year option to renew. The term of the second lease expires in January 2007 with a three year option to renew. These facilities are adequate for our needs at the present time and foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     On September 12, 2003, we filed a Complaint in the United States District Court for the District of Utah, Central Division, against CBL Global Corporation (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of CBL-California, (Case No. 2:03CV00798DAK) alleging, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL-Global and Brian Kennedy, the sole shareholder of CBL-Australia. The First Amended Complaint alleges causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.

     The First Amended Complaint alleges, among other things, that the defendants were advised by CBL-California's accountant on September 18, 2002 that CBL-California's financial statements were misstated, and alleges that new restated financial statements were issued on September 19, 2002. The First Amended Complaint alleges, however, that the restated financial statements were not provided to us prior to the October 1, 2002 closing of the merger. The First Amended Complaint seeks damages in an amount to be proven at trial, but which amount presently is estimated to exceed, at a minimum, the full amount of the consideration paid by us and CBL Global in the merger, as well as treble damages, and attorneys' fees. The First Amended Complaint also seeks a declaration that we (i) are entitled to retain certain of our shares of common stock that were issued in connection with the acquisition of CBL and placed in escrow, (ii) are entitled to set-off amounts owed to Messrs. Scammell and Kennedy pursuant to the CBL acquisition; and (iii) are entitled to seek the return of the shares of our common stock that have already have been distributed to defendants Messrs. Kennedy and Scammell in the merger. We intend to vigorously pursue our claims against the defendants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for our shares of common stock. As of November 4, 2003, there were 551 holders of record of our common stock. We have not declared any cash dividends on our stock since our inception and we have no present plans to declare dividends.

The 2002 Stock Plan

     On December 2, 2002, at a special meeting of our shareholders, the 2002 Stock Plan was approved. The maximum aggregate number of shares that may be optioned and sold under the plan is the total of (a) 3,000,000 shares, (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months.

     The following table sets forth certain information regarding securities authorized for issuance under the 2002 Stock Plan.

                    Equity Compensation Plan Information
                    ------------------------------------

                     Number of         Weighted         Number of
                   Securities to       Average          Securities
                  be Issued Upon       Exercise         Remaining
                   Upon Exercise       Price of         Available
                  of Outstanding      Outstanding       for Future
Plan Category         Options           Options         Issuances
---------------   ---------------   ---------------  ---------------
 2002 Stock Plan     2,447,000            $0.23          1,053,000

Recent Sales of Unregistered Securities

     In October 2002, we (i) issued promissory notes to certain individuals and entities for a total principal amount of $500,000 ("Bridge Financing Amount"), such notes ("Bridge Financing Notes") being convertible under certain conditions into shares of common stock, and (ii) in connection with the issuance of the Bridge Financing Notes, issued warrants ("Bridge Financing Warrants") to the holders of the notes to purchase additional shares of common stock. Of the Bridge Financing Amount, $55,000 was advanced by Kings Peak Advisors, LLC ("KPA") and $120,000 by Mr. Theodore
Swindells.  See "Item 12   Certain Relationships and Related Transactions."
On May 19, 2003, the entire Bridge Financing Amount of $500,000 and accrued interest thereon totaling $34,745 was converted into 1,336,867 shares of common stock at a price of $0.40 per share. The Bridge Financing Warrants are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion.

     On May 19, 2003 we issued an aggregate of 1,336,864 restricted shares of common stock upon conversion of all principal and interest owing under
the Bridge Financing Notes (see "Item 12   Certain Relationships and
Related Transactions"). In connection with this conversion, we also issued 1,250,000 warrants to the holders of the Bridge Financing Notes to purchase up to 1,250,000 additional shares of our common stock at a price of $0.05 per share. The issuance of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were directors and existing shareholders, and we restricted transfer of the securities in accordance with the
requirements of the Securities Act.   The recipients of the securities
represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

     During the period from September 27, 2002 to June 30, 2003 we issued convertible unsecured promissory notes to Mr. Swindells, who lends money to us from time to time on a non-interest bearing basis, in the total principal amount of $925,000. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the note is outstanding. In September 2003, we repaid $500,000 on the note balance then outstanding. The issuance of securities, should it occur, is made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

     On July 8, 2003, we issued a five-year warrant to Merriman, Curran, Ford & Co. a financial service company, to purchase up to 20,000 shares of our common stock for a period of five years at $0.50 per share in consideration for financial advisory services provided to us by the firm. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

     On September 1, 2003, we issued an aggregate of 1,250,000 restricted shares of our common stock to the twelve shareholders of TouchVision, Inc. in exchange for acquisition of all of the issued and outstanding shares of TouchVision, a California corporation that is in the business of providing technology-enabled information and leaning systems. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a
transaction not involving any public offering.   No advertising or general
solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer of the securities in accordance with the requirements of the Securities
Act.   The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. In conjunction with the acquisition of TouchVision, we issued 735,000 stock options pursuant to the 2002 Stock Plan at $0.50 per share.

     On September 1, 2003, we issued 700,000 restricted shares of our common stock to two shareholders of River Murray Training Pty. Ltd. ("RMT") in exchange for all of the issued and outstanding shares of RMT, an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer of the securities in
accordance with the requirements of the Securities Act.   The recipients of
the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

     On September 1, 2003 we issued a $20,000 convertible promissory note that converts into 2,000,000 restricted shares of our common stock in consideration for 51% of the issued and outstanding shares of Ayrshire Trading Limited a British Virgin Islands company, that owns 95% of Riverbend Group Holdings (Proprietary) Limited. The note converts at $0.01 per share and conversion of the note is mandatory by maturity, December 30, 2006. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public
offering.   No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer of the securities in accordance with
the requirements of the Securities Act.   The recipients of the securities
represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

     During the period June 1, 2003 to October 31, 2003, we sold by way of private placement an aggregate of 5,143,300 units at a price of $1.00 per unit, for aggregate consideration of $5,123,300. Each unit comprised two shares of our common stock and two warrants, each exercisable for one additional share of our common stock. In addition, each unit carried the right to acquire an additional warrant to purchase, under certain conditions, up to one additional share of common stock. In connection with the private placement, we paid $448,105 in commissions and issued to various financial advisors, 567,160 additional shares of our common stock and five-year warrants to purchase 207,050 shares of our common stock. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

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

General

     On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align it with those of the companies we had already acquired or were at that time in the process of acquiring. The information presented in this transition report on Form 10-KSB relates to the period October 1, 2002 through June 30, 2003.

     We substantially reorganized our business and changed our strategic business plan during the fiscal year ended September 30, 2002. This reorganization continued into the transition period covered by this report. As part of this reorganization, we incurred significant costs associated with hiring new management, acquiring new office facilities and engaging professional advisors to assist us in the process of developing and executing new business opportunities for our company. We also sought and obtained debt and equity financing which permitted us to complete our first corporate acquisition in October 2002 and to close three additional acquisitions in September 2003.

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

     A summary of our significant accounting policies is set out in Note 2
to our Financial Statements.   We had marginal revenues during the fiscal
year, but to the extent relevant, we believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Related Party Transactions

     Our corporate reorganization during the fiscal year ended September 30, 2002 was effected primarily by two of our officers and directors, Douglas Cole and Edward Mooney. During our last fiscal year and period subsequent thereto, we entered into several transactions with these individuals and with entities controlled by them.

     As of August 8, 2002, we formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to our company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to us. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, including Messrs. Cole and Mooney, who are officers and directors of our company. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA Note is convertible and Mr. Theodore Swindells acquired the right to acquire 1,000,000 shares. As of January 2003, all 3,200,000 shares of our common stock had been
issued pursuant to the terms of the GMA Note.   Fifty percent of the shares
issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors.

     As of July 15, 2002, we entered in a two-year Advisory Agreement with KPA (see "Item 5. Market for Common Equity and Related Stockholder Matters"), automatically renewable for an additional 12-month period.
Under the terms of the Advisory Agreement, KPA agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. KPA is a private company whose principals are Douglas Cole and Edward Mooney, who are officers and directors of our company, and Theodore Swindells. At its August 19, 2003 meeting, the board of directors' voted to suspend the Advisory Agreement from August 15, 2003 until January 2004. Through June 30, 2003, KPA had earned a total of $285,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $175,000, $134,132 was paid to KPA, leaving a balance owing at June 30, 2003 of $40,868.

     In October 2002, we (i) issued Bridge Financing Notes (see "Item 5. Market for Common Equity and Related Stockholder Matters")to certain individuals and entities for a total principal amount of $500,000 that were convertible under certain conditions into shares of common stock, and (ii) in connection with the issuance of the Bridge Financing Notes, issued the Bridge Financing Warrants to the holders of the Notes to purchase additional shares of common stock. Of the Bridge Financing Amount, $55,000 was advanced by KPA and $120,000 by Mr. Swindells. On May 19, 2003, the entire Bridge Financing Amount of $500,000 and accrued interest thereon totaling $34,745 was converted into 1,336,867 shares of common stock at a price of $0.40 per share. The Bridge Financing Warrants are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion.

     Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock at a price of $0.025 per share to our three directors, Messrs. Cole, Mooney and Jobe, in consideration for past services valued at $30,000.

     From time to time, since inception of our current operating strategy, Mr. Swindells has provided short-term working capital loans on a non-interest bearing basis. During our previous fiscal year, we were advanced $145,000 by Mr. Theodore Swindells, and during the transition period from October 1, 2002 to June 30, 2003, we were advanced an additional $780,000 by Mr. Swindells. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the loan balance then outstanding.

Results of Operations

     TRANSITION PERIOD ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002

     Our revenues for nine-month transitional period ended June 30, 2003 were $167,790, as compared to $0 for the fiscal year ended September 30, 2002. These revenues were generated by our operating subsidiary, CBL Global. Net loss for the nine-month transitional period ended June 30, 2003 was $(2,071,984) as compared to $(565,931) for the fiscal year ended September 30, 2002.

     Our operating expenses increased from $552,774 for the year ended September 30, 2002 to $2,157,840 for the nine-month transitional period ended June 30, 2003. This increase was due primarily to a significant increase in salaries and benefits, which increased $960,123 from $83,000 for the year ended September 30, 2002 to $1,043,123 for the period ended June 30, 2003. Of this amount, $603,551 was paid for salaries and related tax, medical and other benefits for the thirteen employees of CBL Global. During the period, we also hired our president, our chief financial officer and our chief learning officer and incurred the salary expense associated with these positions. Other significant increases in our operating expenses were related to travel and entertainment expenses, which increased $121,725, from $60,868 for the year ended September 30, 2002 to $182,593 for the transition period ended June 30, 2003. Professional fees increased from $363,770 to $437,836, and included financial advisory and legal expenses associated with our recent financing and acquisition activities.

See "Item 12. Certain Relationships and Related Transactions." Also included in operating expense is $167,747 amortization expense resulting from the $1,118,312 capitalization of intellectual property acquired with CBL Global and related amortization of this asset. Interest Expense of $76,865 increased substantially, from $14,983 for the year ended September 30, 2002. This increase is primarily attributable to interest paid on various loans incurred immediately prior to and during the period (see "Item 12. Certain Relationships and Related Transactions").

     FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

     We had no revenues during the year ended September 30, 2002.   Our net
loss before taxes during the year was $565,931, as compared to $35,510 for the previous year.

     Our operating expenses increased from $25,492 for the year ended September 30, 2001 to $552,774 for the year ended September 30, 2002. This increase was due to significant increases in professional fees, salaries and travel and entertainment expenses associate with our corporate reorganization during the year. We incurred professional fees of $363,770, consisting primarily of financial advisory fees and legal fees; salary expense of $83,000, accrued at year-end; and we incurred $60,868 in travel and entertainment expenses incurred in connection with the CBL acquisition and other potential acquisitions that have not yet been consummated. Interest expense was $14,983 and $10,018, respectively, for the years ended September 30, 2002 and 2001.

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit as of June 30, 2003 was $11,188,913, as compared to $9,116,929 as of September 30, 2002. We incurred significant liabilities during the year, and our current liabilities exceeded our current assets by $2,646,065 as of June 30, 2003.

     At June 30, 2003, we had a cash balance of $86,511 compared to
$368,788 at September 30, 2002.   Net cash used by operating activities
during the transition period ended June 30, 2003 was $1,295,443, attributable primarily to our loss from operations of $2,071,984. Cash generated by financing activities was $1,072,440 for the nine-month transitional period ended June 30, 2003 representing the net proceeds from the issuance of $780,000 in notes payable and $292,440 in common stock.

     Accounts payable increased from $229,375 at September 30, 2002 to $391,872 at June 30, 2003. This increase is attributable to expenses incurred in connection with our acquisitions, the business of CBL Global and our continuing corporate expansion during the year.

     Our current liabilities increased from $1,149,340 at September 30, 2002 to $2,873,280 at June 30, 2003. This increase in debt is primarily attributable to $1,000,000 in convertible promissory notes that were issued in connection with the acquisition of CBL that are due and payable on the earlier of September 1, 2004 or the date upon which we close an equity financing the proceeds of which, together with the net proceeds of all equity financing since October 1, 2002 exceed $10,000,000, and the issuance of $780,000 in short-term promissory notes to a related party (see "Item
12.  Certain Relationships and Related Transactions").

     We commenced a private offering of our securities in May 2003. As of October 31, 2003, we had closed the offering and raised an aggregate of $5,143,300. Of these funds, $254,000, $81,663, $240,000 and $1,000,000 were advanced as loans to our subsidiaries, CBL Global, RMT, TouchVision and Riverbend, respectively, $448,105 was paid in commissions to financial advisors for fundraising activities, and $500,000 was repaid on the short-term promissory notes to a related party.

     For the fiscal year 2004, we anticipate total revenue to exceed $20,000,000 and operating expenses in our subsidiaries to total
$18,000,000.   Actual results may differ significantly from these estimates in part due to market conditions for our products as well as the impact of future acquisitions, should they occur.

     To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

ITEM 7.        FINANCIAL STATEMENTS

     See Item 13(a) for an index to the financial statements attached hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.       DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth the names, ages and titles of our executive officers and directors.


      Name                 Age           Position
      ----                 ---           --------
Douglas D. Cole          48        Chief Executive Officer and Director

Edward P. Mooney         44        President and Director

Christine R. Larson      50        Chief Financial Officer

William D. Jobe          65        Director

     Certain biographical information pertaining to the above-named officers and directors is set forth below.

     Douglas D. Cole. Mr. Cole has served been a director since January 2002 and has served as our Chief Executive Officer since August 2002. For the past twenty-five years, Mr. Cole has worked in the information technology industry, with a focus on sales and marketing. He has successfully completed numerous acquisitions and strategic partnerships for and among various companies. He served as a director of USA Broadband, Inc., a publicly-traded company specializing in delivery of digital video and television programming, from October 2001 to October 2003 and served as interim President of its operating subsidiary Cable Concepts, Inc., from November 2001 to April 2002. From August 1998 to June 2000, Mr. Cole served as a director of RateXchange Corporation and as a director of two of its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. He served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from April 1999 to February 2000. He served as the Chief Executive Officer of PolarCap, Inc. from its inception until August 1998. He previously served as a director of Great Bear Technology Company.

     Edward P. Mooney. Mr. Mooney has been a director since January 2002 and has served as our President since October 1, 2002. Mr. Mooney has twenty years experience in corporate development, corporate finance, and financial research and analysis. He served as a director and officer of USA Broadband, Inc. from April 2001 to October 2003. He served as interim Chief Executive Officer until September 2002 and provided consulting
services to USA Broadband until May 2003.   Prior thereto, Mr. Mooney was
self-employed as a corporate consultant. Mr. Mooney served as a director for RateXchange Corporation from November 1998 to April 2000 and as Executive Vice President from April 1999 to April 2000. Mr. Mooney also served as a director of WorldPort Communications, Inc. from September 1996 to May 1998 and as President from September 1996 to April 1997. During 2002, Mr. Mooney served as a director of Category 5 Technologies, Inc. a
publicly traded company.   He also served as a director of InterAmericas
Communications Corporation, HQ Office International and HQ Office Supplies Warehouse.

     Christine R. Larson. Ms. Larson has over twenty years experience as a business and financial professional. She has served as our chief financial officer since January 2003. Prior to that time, she worked as an independent financial and marketing consultant to start-up software, hardware and internet service companies. In 1999, she worked for KPMG Consulting, Inc. She was previously employed from 1985 to 1998 by Bank of America Corporation, most recently as a senior vice president in their interactive services division. While working at Bank of America Corporation, she served as chief financial officer of their leasing subsidiary, BA Leasing and Capital Corporation and of their venture capital subsidiary, BA Ventures Inc. She is a certified public accountant licensed in the state of California.

     William D. Jobe. Mr. Jobe has been a director since January 2002. He has been a private venture capitalist and a computer, communications and software industry advisor since 1991. Prior to that time, he worked in executive management for a number of firms in the computer, software and telecommunications industries including MIPS Technology Development where he served as President and Data General where he was Vice President of North American Sales. Mr. Jobe has served as a director for a number of privately held and publicly held high technology companies including Qualix Group, Inc., Fulltime Software, Inc., Multimedia Access Corporation where he served as chairman of the board and director, Viewcast.com, GreatBear Technology Company, Tanisys Technology, Inc. and Interand Group

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     We are in the process of arranging for filing Forms 3 by each of our officers, directors and 10% shareholders, which filing we anticipate will occur in the very near future. Forms 3 were due to be filed in respect of our directors and 10% shareholders in 2002 and in respect of certain officers in 2003. In addition, Forms 4 were due to be filed in respect of certain transactions involving these persons at various dates in 2002 and 2003.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation for services to us in all capacities for the nine month transitional period ended June 30, 2003 and the fiscal years ended September 30, 2002 and 2001 of Messrs. Douglas Cole and Edward Mooney. These individuals received no other compensation of any type, other than as set out below, during the fiscal years indicated.

     In conjunction with our recent private offering, see "Item 6.
Management's Discussion and Analysis of Plan of Operation   Liquidity and
Capital Resources," and in consideration of the company's development stage, Messrs. Cole and Mooney have agreed to defer a portion of their salaries until such time as the company completes additional financings or until such time as the company's working capital enables full payment of current and accrued salaries. From time to time during the past year, Cole and Mooney have deferred or accrued salaries and expense reimbursement depending on the company's working capital situation, and may do so in the future if required. In addition, in conjunction with the private offering, Messrs Cole and Mooney have each agreed to subject 500,000 shares held by them into a lock-up agreement until such time as the company has met certain revenue objectives and other corporate development targets.

                              SUMMARY COMPENSATION TABLE
                              --------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   ----------------------
                                                                    Long
                                         Other    Restr             Term      All
Name and                                 Annual   -icted           Incen-    Other
Principal                                Compen   Stock   Stock     tive    Compen
Position         Year   Salary    Bonus  -sation  Awards  Options  Payouts  -sation
---------------- ----  --------- ------- -------  ------- -------  -------  -------
Douglas D. Cole  2003  $ 135,000 $ 25,000 $  9,000    -     250,000     -        -
Chief Executive  2002  $  75,000     -    $  5,000    -        -        -    $ 12,500
Officer          2001       -        -        -       -        -        -        -

Edward P. Mooney 2003  $ 135,000 $ 25,000 $  9,000    -     250,000     -        -
                 2002       -        -        -       -        -        -    $ 12,500
                 2001       -        -        -       -        -        -        -


     The following table sets forth the individual stock option grants made during the nine month period ended June 30, 2003 to each of the above named executive officers.


                       STOCK OPTION GRANTS IN LAST FISCAL YEAR
                       ---------------------------------------
                               Individual Grants
                               -----------------
                                 Percentage of
                      Number     Total Options
                  of Securities    Granted to        Exercise
                   Underlying     Employees in        Price          Expiration
    Name             Options       Fiscal Year      per Share           Date
---------------  --------------  --------------   --------------  ---------------
Douglas D. Cole  250,000         13.7%            $0.25           November 30, 2007
Edward P. Mooney 250,000         13.7%            $0.25           November 30, 2007


     The following table sets forth the aggregate stock option exercises and fiscal year-end option values for each of the above named executive officers. No stock options were exercised during the nine month period ended June 30, 2003.

           AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END VALUES
           ----------------------------------------------------------------
                                                  Number of
                                                  Securities
                                                  Underlying      Value of
                                                  Unexercised     Unexercised
                                                  Options         Options
                                                  at FY-End       at FY-End
                 Shares acquired     Value        Exercisable/    Exercisable/
    Name          on Exercise       Realized      Unexercisable   Unexercisable
---------------  --------------  --------------   --------------  ---------------
Douglas D. Cole          -              -         98,958/151,042  $24,739/$37,761

Edward P. Mooney         -              -         98,958/151,042  $24,739/$37,761

Employment Agreements

     As of August 12, 2002, we formalized an employment agreement that provides for the employment of Mr. Cole as our chief executive officer at an annual salary of $180,000, or such higher rate as our board of directors may determine. The agreement, which has a two-year term from August 12, 2002, is automatically renewable for a further twelve-month period, unless earlier terminated. In addition to his salary, Mr. Cole is entitled to $1,000 per month for automobile reimbursement and various other benefits. On October 1, 2002, we entered into an employment agreement with Mr. Mooney on substantially similar terms to the agreement with Mr. Cole, pursuant to which Mr. Mooney agreed to serve as our President.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 4, 2003 regarding current beneficial ownership of our common stock by (i) each person known by us to own more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on 27,560,401 outstanding shares of common stock as of November 4, 2003. Unless otherwise indicated, the address for each of the following is 1831 Second Street, Berkeley, California 94710.

                                                                         Percent of
                                              Number of      Total         Class
Name and Address of              Number of    Options &    Beneficial   Beneficially
Beneficial Owner               Shares Owned  Warrants(1)  Ownership(2)    Owned
-----------------------        ------------  ------------ ------------ ------------
Douglas D. Cole                  2,573,557       181,250     2,754,807        10.00%
Chief Executive Officer                (4)        (4)(5)
and Director

Edward P. Mooney                 2,573,557       181,250     2,574,807        10.00%
President and Director                 (4)        (4)(5)

William Jobe                       200,000        14,583       214,583         0.78%
6654 Bradbury Court
Forth Worth, TX 76132
Director

Christine R. Larson                 -            104,167       104,167         0.38%
Chief Financial Officer                              (5)

Steve Hanson                     2,000,000     3,000,000     5,000,000        18.14%
1319 NW 86th Street
Vancouver, WA 98665
5% Shareholder

Brian Kennedy                    1,545,000       392,917     1,937,917         7.03%
5% Shareholder                                    (3)(5)
CEO, CBL Global Corp.


                                                                        Percent of
                                              Number of      Total         Class
Name and Address of              Number of    Options &    Beneficial   Beneficially
Beneficial Owner               Shares Owned  Warrants(1)  Ownership(2)    Owned
-----------------------        ------------  ------------ ------------ ------------
Robert Stephen Scammell          1,455,000       377,917     1,832,917         6.65%
5% Shareholder
President, CBL Global Corp.

Theodore Swindells               2,791,680     2,470,833     5,262,513        19.09%
11400 Southeast 8th Street           (4)           (4)
Bellevue, WA 98004
5% Shareholder

Luc Verelst                      2,000,000     3,000,000     5,000,000        18.14%
Verbier, Switzerland 1936
5% Shareholder

Kings Peak Advisors, LLC         4,420,670       137,500     4,558,170        16.54%
1338 South Foothill Drive,           (4)            (4)
Suite 171
Salt Lake City, Utah 84108
5% Beneficial Owner

All executive officers and       5,347,114       481,250     5,828,364        21.15%
directors of the Company            (4)           (4)
as a group (4 persons)


(1) Reflects warrants, options or other convertible securities that will be exercisable, convertible or vested as the case may be within 60 days of November 4, 2003.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following November 4, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.

(3) Includes shares issuable upon conversion of notes issued in connection with the CBL Global transaction.

(4) Shares are owned by Kings Peak Advisors, LLC, a Utah limited liability corporation. Mr. Cole, Mr. Mooney and Mr. Swindells each own a 33-1/3% interest in KPA, and each disclaims beneficial ownership of
     the shares in the Company that are issuable to KPA.    Proportionate
      ownership of these shares is included in the calculation of beneficiary ownership for Mr. Cole, Mr. Mooney and Mr. Swindells.

(5) Includes that portion of options that have vested or will vest within 60 days from November 4, 2003 under the 2002 Stock Plan.


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of August 8, 2002, we formalized a Debt Conversion Agreement with GMA ("see Item 6. Management's Discussion and Analysis or Plan of Operation"), holder of a convertible promissory note in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to our company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to us. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, including Messrs. Cole and Mooney, who are officers and directors of our company. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA Note is convertible and Mr. Swindells acquired the right to acquire 1,000,000 shares. As of January 2003, all 3,200,000 shares of our common
stock had been issued pursuant to the terms of the GMA Note.   Fifty
percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors.

     As of July 15, 2002, we entered in a two-year Advisory Agreement with KPA (see "Item 5. Market for Common Equity and Related Stockholder Matters") automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, KPA agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. KPA is a private company whose principals are Messrs. Cole and Mooney, who are officers and directors of our company, and
Mr. Swindells.   At its August 19, 2003 meeting, the board of directors'
voted to suspend the Advisory Agreement from August 15, 2003 until January 2004. Through June 30, 2003, KPA had earned a total of $285,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $175,000, $134,132 was paid to KPA, leaving a balance owing at June 30, 2003 of $40,868.

     In October 2002, we (i) issued Bridge Financing Notes (see "Item 5. Market for Common Equity and Related Stockholder Matters") to certain individuals and entities for a total principal amount of $500,000 that were convertible under certain conditions into shares of common stock, and (ii) in connection with the issuance of the Bridge Financing Notes, issued the Bridge Financing Warrants to the holders of the Notes to purchase additional shares of common stock. Of the Bridge Financing Amount, $55,000 was advanced by KPA and $120,000 by Mr. Swindells. On May 19, 2003, the entire Bridge Financing Amount of $500,000 and accrued interest thereon totaling $34,745 was converted into 1,336,867 shares of common stock at a price of $0.40 per share. The Bridge Financing Warrants are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion.

     Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock at a price of $0.025 per share to our three directors, Messrs. Cole, Mooney and Jobe, in consideration for past services valued at $30,000.

     From time to time, since inception of our current operating strategy, Mr. Swindells has provided short-term working capital loans on a non-interest bearing basis. During our previous fiscal year, we were advanced $145,000 by Mr. Theodore Swindells, and during the transition period from October 1, 2002 to June 30, 2003, we were advanced an additional $780,000 by Mr. Swindells. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding.

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements

     The following financial statements of Trinity Learning Corporation and related notes thereto and auditor's report thereon, are filed as part of this Annual Report on Form 10-KSB:

     Page
     32        Independent Auditor's Report dated October 18, 2003
     33        Consolidated Balance Sheets as of June 30, 2003 and
               September 30, 2002
     34        Consolidated Statements of Operations for the nine months
               ended June 30, 2003 and the year ended September 30, 2002
     35        Consolidated Statements of Stockholders' Equity for the
               nine months ended June 30, 2003 and the year ended
               September 30, 2002
     38        Consolidated Statements of Cash Flows for the nine months
               ended June 30, 2003 and the year ended September 30, 2002
     39        Notes to Financial Statements

          2.   Exhibits

          The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-KSB.

          (b) Reports on Form 8-K Filed During the Last Quarter of the Transition Period Ended June 30, 2003.

     1. On April 4, 2003, we filed a Current Report on Form 8-K with respect to our name change and the appointment of Mr. David Grebow as our Chief Learning Officer.

     2. On June 19, 2003 we filed a Current Report on Form 8K with respect to an agreement to acquire Riverbend Group Holdings (Pty.) Ltd. and concerning the recapitalization of our common stock.















                       Bierwolf, Nilson & Associates
                        Certified Public Accountants
                          1453 South Major street
A Partnership of         Salt Lake City, Utah 84115
Professional              Telephone (801)363-1175    Nephi J. Bierwolf, CPA
Corporations                 Fax (801) 363-0615         Troy F. Nilson, CPA
___________________________________________________________________________

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Trinity Learning Corporation

We have audited the accompanying consolidated balance sheet of Trinity Learning Corporation, (a Utah corporation) as of June 30, 2003 and September 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the transition period October 1, 2002 to June 30, 2003 and the fiscal year ended September 30, 2002. These consolidated financial statements are the responsibility of the management of Trinity Learning Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Learning Corporation as of June 30, 2003 and September 30, 2002, and the consolidated results of their operations and its cash flows for the transition period October 1, 2002 to June 30, 2003 and the fiscal year ended September 30, 2002, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
October 18, 2003


                        Trinity Learning Corporation
                               Balance Sheet

                                                   June 30,   September 30,
                                                     2003          2002
                                                 ------------  ------------
     Assets
     ------
Current Assets
  Cash                                          $     86,511  $    368,788
  Accounts Receivable                                 42,719          -
  Interest Receivable                                     41         1,826
  Prepaid Expense                                     97,944         1,500
                                                 ------------  ------------
     Total Current Assets                            227,215       372,114
                                                 ------------  ------------
Property & Equipment (Note 3)
  Furniture & Equipment                               53,385         6,151
  Accumulated Depreciation                            (7,824)          (80)
                                                 ------------  ------------
  Net Property & Equipment                            45,561         6,071
                                                 ------------  ------------
Intangible Asset (Note 4)
  Technology-Based Asset                           1,118,312          -
  Accumulated Amortization                          (167,747)         -
                                                 ------------  ------------
  Net Intangible Asset                               950,565          -
                                                 ------------  ------------
Other Assets
  Notes Receivable (Note 5)                           25,000          -
  Other Assets                                        94,003          -
                                                 ------------  ------------
       Total Other Assets                            119,003          -
                                                 ------------  ------------
Total Assets                                    $  1,342,344  $    378,185
                                                 ============  ============
   Liabilities and Stockholders' Equity
   ------------------------------------
Current Liabilities
  Accounts Payable                                   391,872       229,375
  Accrued Expenses                                   270,270        83,000
  Interest Payable                                    63,987        25,001
  Notes Payable (Notes 7 & 8)                           -          694,352
  Notes Payable   Related Party (Notes 7 & 8)      2,147,151       117,611
                                                 ------------  ------------
     Total Liabilities                             2,873,280     1,149,339
                                                 ------------  ------------
Stockholders' Equity
  Preferred Stock, 10,000,000 Shares at No
   Par Value; No Shares Issued and Outstanding
   (Note 9)                                             -             -
  Common Stock, 100,000,000 Shares Authorized
   at No Par Value, 14,956,641 shares and 49,774
   shares Issued and Outstanding, Respectively
   (Notes (9 & 10)                                 9,693,447     8,380,775
  Accumulated Deficit                            (11,188,913)   (9,116,929)
  Subscription Receivable (Note 9)                   (35,000)      (35,000)
  Other Comprehensive Income                            (470)         -
                                                 ------------  ------------
     Total Stockholders' Equity                   (1,530,936)     (771,154)
                                                 ------------  ------------
Total Liabilities and Stockholders' Equity      $  1,342,344  $    378,185
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     33

                        Trinity Learning Corporation
                          Statement of Operations

                                                  Transition
                                                    Period       Fiscal
                                                  October 1,   Year Ended
                                                 2002 to June   September
                                                    30, 2003    30, 2002
                                                 ------------  ------------
Revenue                                         $    167,790  $      -
-------                                          ------------  ------------

Expenses
--------
  Salaries & Benefits                              1,043,123        83,000
  Professional Fees                                  437,836       363,770
  General & Administrative                           228,931        31,647
  Travel & Entertainment                             182,593        60,868
  Depreciation & Amortization                        175,497            80
  Rent                                                44,524         3,750
  Office Expense                                      45,336         9,659
                                                 ------------  ------------
     Total Expense                                 2,157,840       552,774
                                                 ------------  ------------
     Income (Loss) from Operations                (1,990,050)     (552,774)
                                                 ------------  ------------
Other Income (Expense)
----------------------
  Interest Income                                       (487)        1,826
  Interest Expense                                   (76,865)      (14,983)
  Foreign Currency Gain/(Loss)                        (4,582)         -
                                                 ------------  ------------
     Total Other Income (Expense)                    (81,934)      (13,157)
                                                 ------------  ------------
  Income (Loss) Before Taxes                      (2,071,984)     (565,931)
  Taxes                                                 -             -
                                                 ------------  ------------
  Net Income (Loss)                             $ (2,071,984) $   (565,931)
                                                 ============  ============
  Net Loss Per Common Share                     $      (0.25) $     (11.66)

  Weighted Average Shares Outstanding              8,364,218        48,540

A summary of the components of other comprehensive income for the transition period from October 1, 2002 to June 30, 2003 is as follows:

                                                      Transition Period
                                                       October 1, 2002
                                                       to June 30, 2003
                                                 --------------------------
                                                  Before Tax     After Tax
                                                    Amount        Amount
                                                 ------------  ------------
  Net Income (Loss)                             $ (2,071,984) $ (2,071,984)
  Foreign currency translation                          (470)         (470)
                                                 ------------  ------------
  Total Other Comprehensive Income              $ (2,072,454) $ (2,072,454)
                                                 ============  ============

 The accompanying notes are an integral part of these financial statments.
                                     34

                        Trinity Learning Corporation
                     Statement of Stockholders' Equity
              For the Period October 1, 2001 to June 30, 2003

                                               Additional
                                                 Paid-In  Comprehensive  Accumulated
                       Shares       Amount       Capital       Income      Deficit
                   ----------- ------------  ------------  ------------ -------------
Balance at
October 1, 2001        46,174  $     4,617   $ 8,341,158  $      -      $ (8,550,998)

Issuance of Shares
for a Subscription
Receivable              3,500       35,000         -             -             -

Rounding Due to
Reverse Split             100        1,000        (1,000)        -             -

Change in Par Value       -      8,340,158    (8,340,158)        -             -

Net Loss for the
Period Ended
September 30, 2002        -          -            -             -           (565,931)
                   ----------- ------------  ------------  ------------ -------------
Balance at
September 30, 2002     49,774    8,380,775        -             -         (9,116,929)

Shares Issued for
CBL Global Corp.
Acquisition         3,000,000       75,000         -             -             -

Shares Issued for
Services at $0.025
per Share           6,670,000      166,750         -             -             -

Shares Issued for
Conversion on Note
Payable at $0.052
per Share           3,200,000      166,963         -             -             -

Shares Issued for
Conversion of Note
and Interest
Payable at $0.40
per Share           1,336,867      534,745         -             -             -

Shares Issued for
Cash at $0.50 per
Share                 700,000      350,000         -             -             -

Cost of Share
Issuance                -          (57,560)        -             -             -

Foreign Currency
Translation             -            -             -              (470)        -


 The accompanying notes are an integral part of these financial statements.
                                     35

                        Trinity Learning Corporation
                     Statement of Stockholders' Equity
              For the Period October 1, 2001 to June 30, 2003

                                               Additional
                                                 Paid-In  Comprehensive   Accumulated
                       Shares       Amount       Capital       Income       Deficit
                   ----------- ------------  ------------  ------------ -------------
Stock Option
Issuance                -           76,774         -             -             -

Net Loss for the
Period Ended
June 30, 2003           -            -             -             -        (2,071,984)
                   ----------- ------------  ------------  ------------ -------------
Balance at
June 30, 2003      14,956,641  $ 9,693,447   $     -       $      (470) $(11,188,913)
                   =========== ============  ============  ============ =============






































      The accompanying notes are an integral part of these financial statements.

                                          36

                             Trinity Learning Corporation
                               Statement of Cash Flows

                                                            Transition
                                                              Period
                                                            October 1,       Fiscal
                                                              2002 to     Year Ended
                                                              June 30,   September 30,
                                                               2003          2002
                                                           ------------  ------------
Cash Provided by Operating Activities
  Net Income (Loss)                                       $ (2,071,984) $   (565,931)
  Adjustments to reconcile Net Loss to Net Cash Used
   Depreciation & Amortization Expense                         175,497            80
   Non-Cash Effect from Foreign Currency Translation              (397)        -
   Non-Cash Effect from Stock Option Issuance                   76,774         -
   Non-Cash Effect from Write-Off of Fixed Asset                 6,071         -
   Non-Cash Effect from CBL Global Acquisition                 159,728         -
   Non-Cash Effect from Stock Issuance for Services            166,750         -
   Non-Cash Effect from Interest Payable Conversion
     to Common Stock                                            34,745         -
   (Increase)/Decrease in Accounts Receivable                  (42,719)        -
   (Increase)/Decrease in Interest Receivable                    1,785        (1,826)
   (Increase)/Decrease in Prepaid Expense                      (96,444)       (1,500)
   (Increase)/Decrease in Other Assets                         (94,003)        -
   Increase in Accounts Payable                                162,497       284,133
   Increase in Accrued Expense                                 187,270         -
   Increase in Interest Payable                                 38,987        14,983
                                                           ------------  ------------
     Net Cash (Used) by Operating Activities                (1,295,443)     (270,061)
                                                           ------------  ------------
Cash (Used) by Investing Activities
-----------------------------------
  (Purchase) of Fixed Assets                                   (34,274)       (6,151)
  (Cash Paid) for Investment in Notes Receivable               (25,000)        -
                                                           ------------  ------------
     Total Cash (Used) by Investing Activities                 (59,274)       (6,151)
                                                           ------------  ------------
Cash Provided by Financing Activities
-------------------------------------
  Proceeds from Issuance of Unsecured Convertible Notes        780,000       645,000
  Proceeds from Issuance of Common Stock                       350,000         -
  Costs Associated with Issuance of Common Stock               (57,560)        -
                                                           ------------  ------------
     Total Cash Provided by Financing Activities             1,072,440       645,000
                                                           ------------  ------------
     Net Increase (Decrease) in Cash                          (282,277)      368,788

     Consolidated Cash at Beginning of Period                  368,788         -
                                                           ------------  ------------
     Cash at End of Period                                $     86,511  $    368,788
                                                           ============  ============

 The accompanying notes are an integral part of these financial statements.


                                     38

                        Trinity Learning Corporation
                     Notes to the Financial Statements
                               June 30, 2003


NOTE 1 - Corporate History
Trinity Learning Corporation ("Trinity," "the Company" or "we") was incorporated on April 14, 1975 in Oklahoma under the name U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, the Company changed its name to Habersham Energy Company. Historically, the Company was engaged in the business of acquiring and producing oil and gas properties, but did not have any business activity from 1995 to 2002. Pursuant to its reorganization in 2002, the Company changed its domicile to Utah, amended its capital structure and changed its name to Trinity Companies Inc., then, in March 2003, to Trinity Learning Corporation. Until adoption of its recent operating strategy in 2002, the Company had not had any business activity since 1995.

Pursuant to a series of related transactions that closed on October 1, 2002, ("the Acquisition Date") the Company issued 3,000,000 restricted shares of its common stock, issued $1,000,000 in convertible promissory notes and assumed $222,151 in indebtedness to acquire Competency Based Learning, Inc. (CBL-California), a California corporation and two related Australian companies, Competency Based Learning, Pty. Ltd. ACN 084 763 780 ("CBL-Australia") and ACN 082 126 501 Pty. Ltd. (collectively referred to as "CBL"). The transactions were effected through CBL Global Corp. ("CBL Global"), a wholly-owned subsidiary.

On June 16, 2003, we completed a recapitalization of our common stock by
(i) effecting a reverse split of our outstanding common stock on the basis of one share for each 250 shares owned, with each resulting fractional share being rounded up to the nearest whole share, and (ii) subsequently effecting a forward split by dividend to all shareholders of record, pro
rata, on the basis of 250 shares for each one share owned.   The record
date for the reverse and forward splits was June 4, 2003. Immediately prior to the recapitalization, we had 13,419,774 shares of common stock outstanding. Following the recapitalization and the cancellation of 108,226 shares of common stock beneficially owned by members of management, we had 13,419,774 shares of common stock outstanding.

On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. The information presented in this transition report on Form 10-KSB relates to the period October 1, 2002 through June 30, 2003.

NOTE 2 - Significant Accounting Policies
A.   Method of Accounting.  The Company uses the accrual method of accounting.
B. Revenue and Expense Recognition. Revenues and directly related expenses are recognized in the financial statements in the period when the goods are shipped to the customer.
C. Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are readily convertible within three months to known amounts, as cash equivalents.
D. Depreciation and Amortization. The cost of property and equipment is depreciated over the estimated useful lives of the related assets.
     The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets or the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
                                     39

E. Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
F. Consolidation Policies. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
G. Foreign Currency Translation/Remeasurement Policy. Assets and liabilities that occur in foreign currencies are recorded at historical cost and translated at exchange rates in effect at the end of the reporting period. Statement of Operations accounts are translated at the average exchange rates for the year. Translation gains and losses are recorded as Other Comprehensive Income in the Equity section of the Balance Sheet.
H.   Purchase Accounting.   The cost of fixed assets purchased in the
     acquisition of CBL was determined based on their historical value less accumulated depreciation. All other assets were valued at their current value and a technology-based intangible asset was recorded.

NOTE 3 - Fixed Assets
The Company capitalizes furniture and equipment purchases in excess of $5,000 or at lower amounts based on local jurisdiction. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. Scheduled below are the assets, cost, depreciation expense, and accumulated depreciation at June 30, 2003 and September 30, 2002.

                                           Depreciation           Accumulated
                        Asset Cost            Expense             Depreciation
                  --------------------- --------------------- ---------------------
                  06/30/2003 09/30/2002 06/30/2003 09/30/2002 06/30/2003 09/30/2002
                  ---------- ---------- ---------- ---------- ---------- ----------
Furniture &
  Equipment       $  53,385  $   6,151  $   7,750  $      80  $   7,824  $      80

NOTE 4   Technology-Based Intangible Assets
The Company capitalized a technology-based intangible asset in its acquisition of CBL. The amount capitalized is equal to the difference between the consideration paid for CBL including any liabilities assumed and the value of the other assets acquired. Other assets were valued at the current value at the date of the acquisition including the net value of fixed assets, historical price less accumulated depreciation, of $53,385. The technology-based intangible asset is being amortized over a five-year period using the straight-line method. The value assigned to the technology -based intangible asset is considered appropriate based on average annual revenues earned from licensing of this asset in excess of $300,000 over the two year period ended June 30, 2002 and the expectation that future revenues for the five year period subsequent to the acquisition will equal or exceed this amount. Scheduled below is the asset cost, amortization expense and accumulated amortization at June 30, 2003.

                                            Amortization            Accumulated
                        Asset Cost             Expense             Amortization
                  --------------------- --------------------- ---------------------
                  06/30/2003 09/30/2002 06/30/2003 09/30/2002 06/30/2003 09/30/2002
                  ---------- ---------- ---------- ---------- ---------- ----------
Intangible
Assets           $1,118,312   $    -     $ 167,747  $    -     $ 167,747   $    -

                                     40
NOTE 5   Notes Receivable
On June 5, 2003, we agreed to lend TouchVision, Inc. ("TouchVision") $50,000 in two equal installments of $25,000 each. Interest accrues on the unpaid principal amount of the note at a rate equal to six percent per year. Interest accrued under the note is paid annually, with the first payment due June 5, 2004. All unpaid principal and interest are due June 29, 2005. At June 30, 2003, $25,000 had been advanced to TouchVision and accrued interest totaled $41.

NOTE 6 - Operating Leases
In July 2003, the Company signed a lease agreement for new office space at
1831 Second Street in Berkeley, California.   The lease term commenced
September 1, 2003 and will expire on May 31, 2004. The Company will pay a minimum of $5,025 per month. The Company paid $10,050 upon the execution of the lease that includes $5,025 security deposit that may be refunded at the end of the lease.

CBL-Australia leases contiguous office pursuant to two separate lease agreements for its operations located in Queensland, Australia. The term of the first lease expires in January 2004 with a three year option to renew. The monthly rental amount of that lease is $2,471. The term of the second lease expires in January 2007 with a three year option to renew.
The monthly rental amount of that lease is $2,140. CBL-Australia also leases a car for use by Brian Kennedy, its chief executive officer. The lease expires in October 2005; the monthly rental amount is $338.

Total Minimum Lease Commitments as of June 30, 2003:
                                                 Calendar Year      Amount
                                                 -------------    ---------
                                                          2003    $ 49,791
                                                          2004      56,032
                                                          2005      31,236
                                                          2006      29,607
                                                    Thereafter       2,477
                                                                  ---------
                                                         Total    $169,143
                                                                  =========

NOTE 7   Related Party Transactions
As of July 15, 2002, Trinity entered in a two-year Advisory Agreement with Kings Peak Advisors, LLC ("KPA") with automatic renewal for a 12-month period. Under the terms of the Advisory Agreement, KPA will provide the Company with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. KPA is a private company whose principals are Douglas Cole and Edward Mooney, who are officers and directors of Trinity, and Mr. Theodore Swindells.

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

                                     41

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

Trinity acknowledged that it was indebted to KPA for prior services rendered since April 1, 2002 in the amount of $30,000, up to 50% of which amount is payable, at KPA's option, in shares of common stock at a price per share of $0.025. The total number of shares of common stock issuable to KPA under the Advisory Agreement may not exceed 4,400,000 shares. Through June 30, 2003, KPA had earned a total of $285,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $175,000, $134,132 has been paid to KPA, leaving a balance owing at June 30, 2003 of $40,868.

As of August 8, 2002, Trinity formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to the Company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to Trinity. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, including Messrs. Cole, Mooney and Swindells. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA Note is convertible and Mr. Swindells acquired the right to acquire 1,000,000 shares. Fifty percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of Trinity's board of directors. As of January 2003, 3,200,000 shares of our common stock had been issued pursuant to the terms of the GMA Note.

Pursuant to the acquisition of CBL on October 1, 2002 described in Note 1 above, we issued to shareholders of CBL two convertible promissory notes in the amounts of $485,000 and $515,000. The notes accrue interest at 7% per annum and are considered due and payable upon the earlier of September 1, 2004 or the date, upon which we close an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by the Company after the Acquisition Date, equal or exceeds $10,000,000. The conversion price on the notes is $2.00 per share of common stock. At June 30, 2003, accrued interest totaled $52,356.

At the Acquisition Date, we issued two unsecured promissory notes in the amount of $222,151 to cancel three unsecured promissory notes previously issued by CBL-Australia and CBL-California to its shareholders, Messrs. Scammell and Kennedy. The notes accrue interest at 7% per annum and are considered due and payable upon the earlier of the September 1, 2003 or the date, upon which the company closes an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by us after the Acquisition Date, equal or exceeds $3,000,000. At June 30, 2003, accrued interest totaled $11,631. The notes were due and payable on September 1, 2003 for which the payment has not been made pending the outcome of a lawsuit filed against Messrs. Scammell and Kennedy, see Note 14, Subsequent Events.

                                     42

Concurrent with its acquisition of CBL, Trinity (i) issued promissory notes to certain individuals and entities for a total principal amount of $500,000 ("Bridge Financing Amount"), such notes ("Bridge Financing Notes") are convertible under certain conditions into shares of common stock, and
(ii) in connection with the issuance of the Bridge Financing Notes, issued warrants ("Bridge Financing Warrants") to the holders of the Notes to purchase additional shares of Common Stock. Of the Bridge Financing Amount, $55,000 was advanced by KPA and $120,000 by Mr. Swindells.

The Bridge Financing Notes bear interest at a rate of 9% per annum and are due one year from the date of the respective notes, unless automatically converted upon the closing by the Company of an equity financing consisting of at least 500,000 shares of common stock. On May 19, 2003, the principal amount of $500,000 and accrued interest of $34,745 on the respective notes were converted into 1,336,867 shares of common stock at $0.40 per share. The Bridge Financing Warrants are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion.

From time to time, since inception of our current operating strategy, Mr. Swindells has provided short-term working capital loans on a non-interest bearing basis. During our previous fiscal year, we were advanced $145,000 by Mr. Theodore Swindells, and during the transition period from October 1, 2002 to June 30, 2003, we were advanced an additional $780,000 by Mr. Swindells. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the $925,000 note balance then outstanding.

NOTE 8 - Notes Payable
At June 30, 2003, notes payable to accredited investors and related parties totaled $2,147,151 as compared with $811,963 at September 30, 2002. The notes bear interest between the rates of 0% and 7% per annum, some of which are secured by our common stock. Certain notes are convertible into the Company's common stock.

The Company has the following notes payable obligations:
                                                             June 30,   September 30,
                                                               2003          2002
                                                           ------------  ------------
Convertible Bridge Financing notes payable to investors
due between June 15, 2003 and September 15, 2003 plus
accrued interest at a rate of 9% per annum.  One May 19,
2003, $445,000 was converted to common stock, see Note 7.   $    -       $   445,000


Unsecured convertible notes payable due on December 1,
2003, see Note 7.                                              925,000       145,000

Unsecured convertible notes payable convertible after
August 2002 plus accrued interest at a rate of 6% per
annum.  As of January 2003 $104,352 was converted to
common stock, see Note 7.                                        -           104,352

Unsecured convertible notes payable to related parties
convertible after August 2002 plus accrued interest at
a rate of 6% per annum.  As of January 2003, $62,611
was converted common stock, see Note 7.                          -            62,611

                                          43

Convertible Bridge Financing notes payable to related
parties due between June 15, 2003 and September 15,
2003 plus accrued interest at a rate of 9% per annum.
On May 19, 2003, $55,000 was converted to common stock,
see Note 7.                                                      -            55,000

Unsecured notes payable to related parties, see Note 7
for due date, plus accrued interest at a rate of 7%
per annum.                                                     222,151         -

Convertible notes payable to related parties, see Note 7
for due date, plus accrued interest at a rate of 7% per
annum.                                                       1,000,000         -
                                                           ------------  ------------
                                Total Notes Payable          2,147,151       811,963
Less:  Current Maturities                                   (2,147,151)     (811,963)
                                                           ------------  ------------
                                Long Term Notes Payable    $     -       $     -
                                                           ============  ============

NOTE 9 - Stockholders' Equity
On February 5, 2002, the Company effected a one hundred for one (100 for 1) reverse split. No shareholder was reversed below 100 shares. Shareholders with 100 shares or less, prior to the reverse, were not affected.

On May 5, 2002, the Company amended its Articles of Incorporation to reflect a change in par value from $0.10 per share to no par value per share. Accordingly, this change effecting the common stock and additional paid in capital values has been retroactively applied to all prior years.

On October 1, 2002, the Company issued a total of 3,000,000 shares of common stock in conjunction with its acquisition of CBL-Australia and CBL-California at $0.025 per share. Accordingly, $75,000 has been charged to common stock to reflect the total cost of the shares.

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

On October 21, 2002, the Company adopted and approved the "2002 Stock Plan" which was approved by the Company's shareholders at its special shareholder meeting on December 2, 2002. The Plan authorizes issuance of 3,000,000 shares to be increased by 500,000 shares annually. The plan expires in ten years. As of June 30, 2003, 2,447,000 options have been granted at prices ranging from $0.05 per share to $0.50 per share of which 963,625 were vested as of June 30, 2003.

During the period November 15, 2002 to January 21, 2003, we issued 3,200,000 shares in exchange for $166,953, respectively of unsecured notes payable. The original amount of the note was $166,963 (See Notes 7 and 8).

Between January and April 2003, we received subscriptions to our December 2002 Private Placement Memorandum totaling $250,000 from outside investors to purchase 250,000 units at a price of $1.00 per unit. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00.

On March 20, 2003, we issued 4,400,000 shares of common stock in settlement of $110,000 of amounts due to Kings Peak Advisory, LLC (see Note 7).

On May 19, 2003, we issued 1,250,000 and 86,867 shares of the common stock in exchange for the total principal Bridge Financing Notes of $500,000 and the accrued interest payable on such notes of $34,745, respectively (see
Note 7).

On June 16, 2003, we completed a recapitalization of its common stock by effecting a reverse split of its outstanding common stock on the basis of one share for each 250 shares owned, with each resulting fractional share being rounded up to the nearest whole share, and subsequently effecting a forward split by dividend to all shareholders of record, pro rata, on the basis of 250 shares for each one share owned. Immediately prior to the recapitalization, we had 13,419,774 shares of common stock outstanding. Following the recapitalization and the cancellation of 108,226 shares of common stock beneficially owned by members of management, the Company had 13,419,774 shares of common stock outstanding.

Between June and October 2003, we received subscriptions to our May 2003 Private Placement Memorandum ("May 2003 PPM") totaling $5,143,300 from outside investors to purchase 5,143,300 units at a price of $1.00 per unit. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00. In connection with the May 2003 Private Placement, we issued to various financial advisors, 567,160 additional shares of our common stock and five-year warrants to purchase 207,050 shares of our common stock.

NOTE 10   Stock Option Plan
On December 2, 2002, at a special meeting of our shareholders, the 2002 Stock Plan was approved. The maximum aggregate number of shares that may be optioned and sold under the plan is the total of (a) 3,000,000 shares,
(b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months. The following schedule summarizes the activity during the nine-month transition period ended June 30, 2003.

                                                       2002 STOCK PLAN
                                                   ------------------------
                                                                  Weighted
                                                                   Average
                                                    Number of     Exercise
                                                      Shares        Price
                                                   -----------  -----------
Outstanding at October 1, 2002                              -   $        -
Options Granted                                     2,447,000   $     0.23
Options Exercised                                           -            -
Options Canceled                                            -            -
                                                   -----------  -----------
     Options Outstanding at June 30, 2003           2,447,000   $     0.23
                                                   ===========  ===========
     Options Exercisable at June 30, 2003             963,625   $     0.22
                                                   ===========  ===========

In accordance with Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation", option expense of $76,774 was recognized for the nine-month transition period ended June 30, 2003.

                                                 June 30, 2003
                                                 -------------
          Five-Year Risk Free Interest Rate              3.01%
          Dividend Yield                                   nil
          Volatility                                       nil
          Average Expected Term (Years to Exercise)        4.4

Stock options outstanding and exercisable under 2002 Stock Plan as of June 30, 2003 are as follows:

                                                   Average
                                      Weighted    Remaining                Weighted
             Range of    Number of     Average   Contractual    Number      Average
             Exercise     Options     Exercise      Life      Of Options   Exercise
              Price       Granted      Price       (Years)      Vested       Price
           -----------  ----------- -----------  ----------- -----------  -----------
              $0.05        600,000     $0.05          4.3      262,500       $0.05
              $0.25      1,589,000     $0.25          4.3      624,813       $0.25
              $0.50        258,000     $0.50          4.6       76,313       $0.50


NOTE 11 - Income Taxes
Income tax expense includes federal and state taxes currently payable and deferred taxes arising from timing differences between income for financial reporting and income tax purposes.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at June 30, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $11,100,000 at June 30, 2003 and $9,100,000 at September 30, 2002. No
effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not probable. Accordingly, the potential tax benefits of the net operating loss carryforwards at June 30, 2003 and September 30, 2002 have been offset by valuation reserves of the same amount.

Deferred tax assets and the valuation account at June 30, 2003 and at September 30, 2002 are as follows:

  Deferred Tax Asset                      June 30, 2003  September 30, 2002
  ------------------                   ----------------  ------------------
     Net Operating Loss Carryforwards   $    4,600,000    $      3,800,000
     Valuation Allowance                    (4,600,000)         (3,800,000)
                                       ----------------  ------------------
       Total                           $              -  $                -
                                       ================  ==================

NOTE 12 - Net Earnings (Loss) Per Share
Basic earnings (loss) per common share ("BEPS") are based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share ("DEPS") are based on shares outstanding (computed under BEPS) plus dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of DEPS, because their inclusion would have been antidilutive for the nine months ended June 30, 2003.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock at June 30, 2003:

                                                                        Amount
                                                                   -------------
     Common shares outstanding at June 30, 2003                      14,956,641
                                                                   =============
     Weighted-average number of common shares used in basic EPS
     dilutive effect of options                                       8,364,218
                                                                   =============
     Weighted-average number of common shares and dilutive
     potential common shares used in diluted EPS                      8,364,218
                                                                  =============

NOTE 13 - Going Concern
Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. However, we have undertaken the following to meet our liquidity requirements:

     (a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities. In May 2003, we commenced a $5,000,000 private placement, the proceeds of which will be used for (i) corporate administration, (ii) the expansion of subsidiary operations, and (iii) expenses and funds advanced for acquisitions in 2003. In conjunction with the private placement, we have engaged various financial advisory firms and other finders to identify prospective investors. We completed the private offering on October 31, 2003.
     (b) Continue conversion of certain outstanding loans and payables into common stock in order to reduce future cash obligations;
     (c) Generate sufficient cash flow to sustain and grow subsidiary operations and, if possible, create excess cash flow for corporate administrative expenses through our operating subsidiaries; and
     (d) Identify prospective acquisition targets with sufficient cash flow to fund subsidiary operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses.

Trinity's future capital requirements will depend on its ability to successfully implement these initiatives and other factors, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets, and overall financial market conditions in the United States and other countries where we will seek prospective investors.

NOTE 14 - New Technical Pronouncements
In October 2002, Statement of Financial Accounting Standards Number 147 ("SFAS 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements Numbers 72 and 144 and FASB Interpretation Number 9" was issued to be used in acquisitions of financial institutions after October 1, 2002. It is anticipated that SFAS 147 will have no effect upon the Company's financial statements.

In December 2002, Statement of Finanial Accounting Standards Number 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement Number 123" was issued for fiscal years beginning after December 15, 2003. It is anticipated that SFAS 148 will have no effect upon the Company's financial statements.

In April 2003, Statement of Financial Accounting Standards Number 149 ("SFAS 149"), "Amendment of Statement 133 on Deriviative Instruments and Hedging Activities" was issued for fiscal quarters that began prior to June 15, 2003. Adoption of SFAS 149 will have no effect upon the Company's financial statements.

In May 2003, Statement of Financial Accounting Standards Number 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued for the first interim period beginning after June 15, 2003. The Company anticipates that SFAS 150 may impact the accounting for certain future acquisitions and the anticipated distribution of stock for services.

NOTE 15 - Subsequent Events
On July 8, 2003, we issued a five-year warrant to Merriman, Curran, Ford & Co. a financial service company, to purchase up to 20,000 shares of our common stock for a period of five years at $0.50 per share in consideration for financial advisory services provided to us by the firm.

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision, a California corporation that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. We had previously loaned TouchVision the sum of $50,000 in June,
2003 by way of bridge financing pending completion of the acquisition.   In
connection with the acquisition, TouchVision entered into substantially similar employment agreements with each of Messrs. Gregory L. Roche and Larry J. Mahar, the former principals of TouchVision, which have a term of two years and provide for annual salaries of $120,000. In conjunction with the acquisition of TouchVision, we issued 735,000 stock options pursuant to the 2002 Stock Plan at $0.50 per share.
                                     48
On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of River Murray Training Pty Ltd ("RMT") an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. We also loaned US$49,000 to RMT for the purpose of repaying outstanding loans advanced to RMT by its former shareholders.

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire Trading Limited, a British Virgin Islands company ("Ayrshire") that owns 95% of Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), a South African company that provides learning services to corporations and individuals in South Africa. We also
acquired the option to purchase the remaining 49% of Ayrshire.   In
consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The Ayrshire shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006.

As further consideration for the Ayrshire shares, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing and $700,000 was advanced On November 3, 2003. We may exercise an option to acquire the remaining 49% of Ayrshire in consideration for the issuance of 1,500,000 shares of our common stock, subject to certain adjustments.

During the period June 1, 2003 to October 31, 2003, we sold by way of private placement an aggregate of 5,143,300 units at a price of $1.00 per unit, for aggregate consideration of $5,143,300. Each unit comprised two shares of our common stock and two warrants, each exercisable for one additional share of our common stock. In addition, each unit carried the right to acquire an additional warrant to purchase, under certain conditions, up to one additional share of common stock. In connection with the private placement, we paid $448,105 in commissions and issued to various financial advisors, 567,160 additional shares of our common stock and five-year warrants to purchase 207,050 shares of our common stock. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

On September 12, 2003, we filed a Complaint in the United States District Court for the District of Utah, Central Division, against CBL Global Corporation (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of CBL-California, (Case No. 2:03CV00798DAK) alleging, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL-Global and Brian Kennedy, the sole shareholder of CBL-Australia. The First Amended Complaint alleges causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.
                                     49
The First Amended Complaint alleges, among other things, that the defendants were advised by CBL-California's accountant on September 18, 2002 that CBL-California's financial statements were misstated, and alleges that new restated financial statements were issued on September 19, 2002. The First Amended Complaint alleges, however, that the restated financial statements were not provided to us prior to the October 1, 2002 closing of the merger. The First Amended Complaint seeks damages in an amount to be proven at trial, but which amount presently is estimated to exceed, at a minimum, the full amount of the consideration paid by us and CBL Global in the merger, as well as treble damages, and attorneys' fees. The First Amended Complaint also seeks a declaration that we (i) are entitled to retain certain of our shares of common stock that were issued in connection with the acquisition of CBL and placed in escrow, (ii) are entitled to set-off amounts owed to Messrs. Scammell and Kennedy pursuant to the CBL acquisition; and (iii) are entitled to seek the return of the shares of our common stock that have already have been distributed to defendants Messrs. Kennedy and Scammell in the merger. We intend to vigorously pursue our claims against the defendants.

On September 18, 2003 we announced that we had entered into a definitive agreement to acquire majority control of IRCA (Pty.) Ltd. ("IRCA"), an international firm specializing in corporate learning, certification, and risk mitigation in the areas of safety, health environment, and quality assurance ("SHEQ"). We anticipate closing this transaction within the next 30 days. IRCA is headquartered in South Africa and also operates international sales offices and operations in the United Kingdom and the United States. We will acquire majority interest in IRCA through a combination of stock and cash payments. The definitive agreement contains certain closing conditions and certain future provisions that will enable Trinity to acquire full ownership of IRCA and its various operating subsidiaries.

                               EXHIBIT INDEX

Exhibits.
---------
2.1 Articles of Restatements of the Articles of Incorporation of Trinity Learning Corporation dated February 25, 2003 (4)

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

                                     50
10.7 Securities Purchase Agreement dated as of October 1, 2002 by and among CBL Acquisition Corp. and Brian Kennedy and Robert Stephen Scammell, relating to shares of ACN 082 126 501 Pty. Ltd. (2)

10.8 Escrow Agreement dated as of October 1, 2002 by and among the Company, CBL Acquisition Corp., Robert Stephen Scammell, Brian Patrick Kennedy and Heritage Bank of Commerce. (2)

10.9 Convertible Promissory Note in the principal amount of $485,000 dated October 1, 2002 issued by CBL Acquisition Corp. to Robert Stephen Scammell. (2)

10.10 Convertible Promissory Note in the principal amount of $515,000 dated October 1, 2002 issued by CBL Acquisition Corp. to Brian Kennedy. (2)

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

10.19 Form of Stock Purchase Agreement entered into as of October 1, 2002 between Trinity Companies, Inc., and each of its directors. (2)

10.20 Note and Warrant Purchase Agreement dated as of August 20, 2002 between Trinity Companies and various purchasers. (2)

10.21 Form of Convertible Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of August 20, 2002. (2)

10.22 Form of Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of August 20, 2002. (2)

10.23 Commercial Tenancy Agreement between Wedgetail Systems PTY LTD ACN 003356429 and Competency Based Learning PTY LTD CAN 084 763780 dated December 12, 2000. (3)

                                     51

10.24 Deed of Variation of Lease dated 1 July 2002 between Wedgetail Systems PTY LTD ACN 003356429 and Competency Based Learning PTY LTD ACN 084 763780. (3)

10.25 Registration Agreement dated June 2003 between Trinity Learning Corporation and certain of its shareholders. (5)

10.26 Securities Purchase Agreement date September 1, 2003 by and among Trinity Learning Corporation and the shareholders of TouchVision, Inc. (6)

10.27 Escrow Agreement dated September 1, 2003 by and among Trinity Learning Corporation, Gregory L. Roche, Larry J. Mahar and Heritage Bank of Commerce. (6)

10.28 Promissory Note dated September 1, 2003 from TouchVision, Inc. to Trinity Learning Corporation. (6)

10.29       Employment Agreement dated September 1, 2003 between
            TouchVision, Inc. and Gregory L. Roche. (6)

10.30       Employment Agreement dated September 1, 2003 between
            TouchVision, Inc. and Larry J. Mahar. (6)

10.31 Securities Purchase Agreement date August 12, 2003 by and among Trinity Learning Corporation and Barbara McPherson and Ildi Hayman. (6)

10.32 Escrow Agreement dated August 12, 2003 by and among Trinity Learning Corporation, Barbara McPherson, Ildi Hayman and Heritage Bank of Commerce. (6)

10.33 Acquisition Agreement dated September 1, 2003 between Great Owl Limited, a British Virgin Islands company, and Trinity Learning Corporation. (6)

10.34 Escrow Agreement dated September 1, 2003 by and among Great Owl Limited, a British Virgin Islands company, Trinity Learning Corporation, and Reed Smith of London as escrow agent. (6)

10.35 Deed of Pledge dated September 1, 2003 by Trinity Learning Corporation to Great Owl Limited, a British Virgin Islands company. (6)

10.36 Warranties of Seller under the Acquisition Agreement dated September 1, 2003 between Great Owl Limited, a British Virgin Islands company, and Trinity Learning Corporation. (6)

10.37 Warranties of Purchaser under the Acquisition Agreement dated September 1, 2003 between Great Owl Limited, a British Virgin Islands company, and Trinity Learning Corporation. (6)

10.38 Convertible Promissory Note dated September 1, 2003, issued by Trinity Learning Corporation to Great Owl Limited, a British Virgin Islands company. (6)

21.1        Subsidiaries of Trinity Learning Corporation. *

31.1        Certification of Chief Executive Officer. *

31.2        Certification of Chief Financial Officer. *

                                     52
32.1        Certification of Chief Executive Officer. *

32.2        Certification of Chief Financial Officer. *

            *     Filed herewith.

(1) Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on August 21, 2002.

(2) Incorporated by reference from the current report on Form 8-K filed by the registrant on October 16, 2002.

(3) Incorporated by reference from the annual report on Form 10-KSB filed by the registrant on January 10, 2003.

(4) Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on May 20, 2003.

(5) Incorporated by reference from the current report on Form 8-K filed by the registrant on June 19, 2003.

(6) Incorporated by reference from a current report on Form 8-K filed by the registrant on September 16, 2003.



                                     53

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRINITY LEARNING CORPORATION

November 4, 2003                   By:/S/ DOUGLAS D. COLE
                                   ----------------------------------
                                   Douglas D. Cole
                                   Chief Executive Officer

November 4, 2003                   By:/S/ CHRISTINE R. LARSON
                                   ----------------------------------
                                   Christine R. Larson
                                   Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 4, 2003                   By: /S/ DOUGLAS D. COLE
                                   ----------------------------------
                                   Douglas D. Cole
                                   Chief Executive Officer and Director


November 4, 2003                   By: /S/ EDWARD P. MOONEY
                                   ----------------------------------
                                   Edward P. Mooney
                                   President and Director

November 4, 2003                   By: /S/ WILLIAM JOBE
                                   ----------------------------------
                                   William Jobe
                                   Director