Form 10QSB
period 2003-09-30
TRINITY LEARNING CORP
filed 2003-11-20
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2003

                         Commission File No. 0-8924

                        Trinity Learning Corporation
     (Exact name of small business issuer as specified in its charter)

          Utah                                              73-0981865
(State or other jurisdiction of            (I.R.S. Employer Identification)
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

     Yes [X] No [ ]

As of November 14, 2003, 27,560,401 shares of the issuer's Common Stock, no par value per share, were outstanding.




               TRINITY LEARNING CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS:
OUR ABILITY TO SUCCESSFULLY INTEGRATE TOUCHVISION, INC. ("TOUCHVISION"), RIVER MURRAY TRAINING PTY LTD ("RMT") AND OUR MAJORITY INTEREST IN AYRSHIRE TRADING LIMITED ("AYRSHIRE"); DETERIORATION IN CURRENT ECONOMIC CONDITIONS; OUR ABILITY TO PURSUE BUSINESS STRATEGIES; PRICING PRESSURES; CHANGES IN THE REGULATORY ENVIRONMENT; OUTCOMES OF PENDING AND FUTURE LITIGATION; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL TRADE; MONETARY AND FISCAL POLICIES; OUR ABILITY TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

                       PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheet, September 30, 2003 and June 30, 2003 Consolidated Statements of Operations and Comprehensive Income,
           Three months ended September 30, 2003 and 2003
          Consolidated Statements of Cash Flows, Three months ended
           September 30, 2003 and 2002
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Item 4.   Controls and Procedures

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of  Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES
          Exhibit 31.1
          Exhibit 31.2
          Exhibit 32.1
          Exhibit 32.2
                                     2

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               Trinity Learning Corporation and Subsidiaries
                         Consolidated Balance Sheet

                                                September 30,    June 30,
                                                     2003          2002
                                                ------------- -------------
                                                 (Unaudited)
     Assets
     ------
Current Assets
--------------
  Cash                                          $  1,301,593  $     86,511
  Accounts Receivable                              1,073,587        42,719
  Interest Receivable                                      -            41
  Prepaid Expenses                                   211,837        97,944
                                                ------------- -------------
     Total Current Assets                          2,587,016       227,215
                                                ------------- -------------
Property & Equipment (Note 3)
--------------------
  Furniture & Equipment                              266,559        53,385
  Accumulated Depreciation                           (21,880)       (7,824)
                                                ------------- -------------
     Net Property & Equipment                        244,679        45,561
                                                ------------- -------------
Intangible Assets (Note 4)
--------------------------
  Technology-Based Asset                           6,029,698     1,118,312
  Accumulated Amortization                          (314,767)     (167,747)
                                                ------------- -------------
     Net Intangible Assets                         5,714,930       950,565
                                                ------------- -------------
Other Assets
------------
Note Receivable (Note 7)                                   -        25,000
Other Assets                                         315,923        94,003
                                                ------------- -------------
     Total Other Assets                              315,923       119,003
                                                ------------- -------------
     Total Assets                               $  8,862,547  $  1,342,334
                                                ============= =============













                                 Continued
                                     3

               Trinity Learning Corporation and Subsidiaries
                         Consolidated Balance Sheet

                                                September 30,    June 30,
                                                     2003          2002
                                                ------------- -------------
                                                 (Unaudited)
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities
-----------
  Accounts Payable                              $  1,108,578  $    391,872
  Accrued Expenses                                   662,610       270,270
  Interest Payable                                    85,577        63,987
  Deferred Revenue (Note 1)                          127,016             -
  Notes Payable - Current (Notes 8 & 9)              614,164             -
  Notes Payable - Related Party (Notes 7 & 8)      1,567,151     2,147,151
  Notes Payable - Long Term (Notes 8 & 9)            224,432             -
                                                ------------- -------------
     Total Liabilities                             4,409,528     2,873,280

Minority Interest                                  2,203,365             -
-----------------                               ------------- -------------

Stockholders' Equity
--------------------
  Preferred Stock, 10,000,000 Shares Authorized
   at No Par Value; No Shares Issued and
   Outstanding                                             -             -
  Common Stock, 100,000,000 Shares Authorized
   at No Par Value 2,915,641 and 14,956,641
   Shares Issued and Outstanding, Respectively    13,384,043     9,693,447
  Conditionally redeemable common stock,
   2,000,000 shares at No Par Value                1,000,000             -
  Accumulated Deficit                            (12,100,493)  (11,188,913)
  Subscriptions Receivable                           (35,000)      (35,000)
  Other Comprehensive Income                           1,104          (470)
                                                ------------- -------------
     Total Stockholders' Equity                    2,249,654    (1,530,936)
                                                ------------- -------------
     Total Liabilities & Stockholders' Equity   $  8,862,547  $  1,342,344
                                                ============= =============















 The accompanying notes are an integral part of these financial statements.

                                     4
               Trinity Learning Corporation and Subsidiaries
       Consolidated Statement of Operations and Comprehensive Income
                                (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                    2003          2002
                                                ------------- -------------
Revenue
-------
  Sales Revenue                                 $    616,787  $          -
  Cost of Sales                                     (248,092)            -
                                                ------------- -------------
     Gross Profit                                    368,695             -

Expenses
--------
  Salaries & Benefits                                587,354        38,000
  Professional Fees                                  217,374       323,741
  General & Administrative                           170,619        11,735
  Travel & Entertainment                              64,542        11,086
  Depreciation & Amortization                        167,454            80
  Rent                                                37,287         3,750
  Office Expenses                                     59,197         9,659
                                                ------------- -------------
     Total Expenses                                1,303,827       398,051
                                                ------------- -------------
     Loss from Operations                           (935,132)     (398,051)
                                                ------------- -------------

Other Income (Expenses)
-----------------------
  Interest Income                                     22,639           698
  Interest (Expense)                                 (24,170)       (7,468)
  Foreign Currency (Loss)                               (781)            -
                                                ------------- -------------
     Total Other Income (Expenses)                    (2,312)       (6,770)

Minority Interest                                     25,864             -
-----------------                               ------------- -------------

  Loss Before Taxes                                 (911,580)     (404,821)
   Taxes                                                   -             -
                                                ------------- -------------
  Net Loss                                      $   (911,580) $   (404,821)
                                                ============= =============

Net Loss Per Common Share
-------------------------                       ------------- -------------
  Basic                                         $      (0.05) $      (8.34)
                                                ============= =============
  Diluted                                              (0.05)        (8.34)
                                                ============= =============

Weighted Average Shares Outstanding               17,795,891        48,540
                                                ============= =============


                                 Continued
                                     5

               Trinity Learning Corporation and Subsidiaries
       Consolidated Statement of Operations and Comprehensive Income
                                (Unaudited)


A summary of the components of other comprehensive loss for the first quarter ended September 30, 2003 and 2002 is as follows:

                                                For the Three Months Ended
                                                     September 30, 2003
                                                ---------------------------
                                                     After         Before
                                                  Tax Amount    Tax Amount
                                                ------------- -------------
  Net Loss                                      $   (911,580) $   (911,580)
  Foreign Currency Translation                         1,104         1,104
                                                ------------- -------------
     Comprehensive Loss                         $   (910,476) $   (910,476)
                                                ============= =============
                                                 For the Three Months Ended
                                                     September 30, 2002
                                                ---------------------------
                                                     After         Before
                                                  Tax Amount    Tax Amount
                                                ------------- -------------
  Net Loss                                      $   (404,821) $   (404,821)
  Foreign Currency Translation                             -             -
                                                ------------- -------------
     Comprehensive Loss                         $   (404,821) $   (404,821)
                                                ============= =============


























 The accompanying notes are an integral part of these financial statements.
                                     6

                        Trinity Learning Corporation
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                         2003           2002
                                                    -------------  -------------
Cash flows from operating activities
 Net loss                                           $   (911,580)  $   (404,821)
 Adjustments to reconcile net loss to net
  cash provided by operating activities;
   Depreciation and Amortization                         167,854             80
   Foreign Currency Translation Loss                         781              -
   Stock Compensation                                     58,734              -
  Changes in current assets and liabilities,
  Net of business acquired;
   Accounts receivable                                   (57,865)             -
   Interest receivable                                        41           (698)
   Prepaid expenses and other assets                      (4,556)        (1,500)
   Accounts payable, accrued salaries and benefits,
     accrued expenses                                    (26,418)       178,751
   Interest payable                                       21,592          7,468
                                                    -------------  -------------
     Total adjustments                                   160,163        184,101
                                                    -------------  -------------
     Net cash used by operating activities              (751,417)      (220,621)
                                                    -------------  -------------
Cash flows from investing activities
 Payment for business acquisitions,
  net of cash acquired                                  (109,759)             -
 Capital expenditures                                          -         (6,151)
                                                    -------------  -------------
     Net cash used by investing activities              (109,759)        (6,151)
                                                    -------------  -------------
Cash flows from financing activities
 Repayments under short-term notes                      (500,000)       756,963
 Payments of financing fees                             (428,242)      (163,035)
 Proceeds from sale of common stock, net               3,004,500              -
                                                    -------------  -------------
   Net cash provided (used) by
   financing activities                                2,076,258       (593,928)
                                                    -------------  -------------
Net increase in cash                                   1,215,082        367,156

Cash at beginning of period                               86,511          1,632
                                                    -------------  -------------
Cash at end of period                               $  1,301,593   $    368,788
                                                    =============  =============
Supplemental information:
 Issuance of common stock for business acquisitions $    975,000   $          -









 The accompanying notes are an integral part of these financial statements.
                                     7

               Trinity Learning Corporation and Subsidiaries
                     Notes to the Financial Statements
                             September 30, 2003


NOTE 1.  ACCOUNTING POLICIES

Overview

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Trinity Learning Corporation and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Transition Report on Form 10-KSB for the transition period from October 1, 2002 to June 30, 2003. On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our September 1, 2003 acquisitions of TouchVision, Inc. ("TouchVision"); River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire"). Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("RGH"). These companies are collectively referred to as Riverbend.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The preparation of the Company's unaudited interim consolidated financial statements in conformity with generally accepted accounting principles necessarily requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company reviews its estimates based on information that is currently available. Changes in facts and circumstances may cause the Company to revise its estimates.

Income Per Common Share

Basic earnings (loss) per common share is computed by dividing net income(loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per common share ("DEPS") is computed giving effect to all dilutive potential shares of common stock issuable upon the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from the exercise of the outstanding options and warrants were not included in the computation of DEPS, because their inclusion would have been antidilutive for the three months ended September 30, 2003 and 2002.

In accordance with the disclosure requirements of Statement of Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

                                                           Three Months Ended
                                                               September 30,
                                                            2003           2002
                                                    -------------  -------------
Numerator - Basic
 Net (loss) available for common stockholders       $   (911,580)  $   (404,821)
Denominator - Basic
 Weighted-average common stock outstanding            17,795,891         48,540
 Basic loss per share                               $      (0.05)  $      (8.34)
Numerator - Diluted
 Net (loss) available for common stockholders       $   (911,580)  $   (404,821)
Denominator - Diluted
 Weighted-average common stock outstanding            17,795,891         48,540
Effect of dilutive securities
  Stock options                                                -              -
  Warrants                                                     -              -
Diluted (loss) per share                            $      (0.05)  $      (8.34)


Stock options to purchase 3,182,000 shares of common stock at prices ranging from $0.05 to $0.50 per share were outstanding at September 30, 2003, but were not included in the computation of diluted loss per share because the exercise price was greater than the average market value of the shares of common stock. Warrants to purchase 16,199,900 shares of common stock at prices ranging from $0.50 to $2.00 per share were outstanding at September 30, 2003, but were not included in the computation of diluted loss per share because the exercise price was greater than the average market value of the shares of common stock.

Deferred Revenue

Deferred revenue in the accompanying consolidated balance sheets represents advanced billings to clients in excess of costs and earnings on uncompleted contracts. As of September 30, 2003, and June 30, 2003, deferred revenue was $127,016 and $0, respectively. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"),
"Accounting for Stock-Based Compensation   Transition and Disclosure."
SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002, and thus, this disclosure is included in the table below. SFAS 148 also requires disclosure of pro-forma results on the interim basis as if the Company had applied the fair value recognition provisions of SFAS 123. The Company changed to the fair value based method of accounting for stock-based employee compensation during the transition period from October 1, 2002 to June 30, 2003 and there was not a material impact to the financial results of the Company (see Note 10-Stock Option
Plan).

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity's commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value.
SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on July 1, 2003 and adoption of SFAS 146 did not significantly impact the Company's financial statements.

EITF Consensus Issue No.00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables" was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope of the language were made and finalized in May 2003. EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has completed its initial evaluation and adoption of EITF 00-21 does not have a significant impact on the Company's financial statements. The Company continues its evaluation to determine whether the reporting requirements of EITF 00-21 will impact the Company's financial statements in the future.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company will adopt SFAS 150 on October 1, 2003 and does not anticipate a significant impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements and notes to conform to the 2003 presentation with no effect on consolidated net loss, equity or cash flows as previously reported.

NOTE 2   Acquisitions

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

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of RMT, an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. We also loaned US$49,000 to RMT for the purpose of repaying outstanding loans advanced to RMT by its former shareholders.

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), a South African company that provides learning services to corporations and individuals in South Africa. We also
acquired the option to purchase the remaining 49% of Ayrshire.   In
consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The Ayrshire shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006.

As further consideration for the Ayrshire shares, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition and $700,000 was advanced on November 3, 2003. We may exercise an option to acquire the remaining 49% of Ayrshire in consideration for the issuance of 1,500,000 shares of our common stock, subject to certain adjustments.

Purchased Intangible Assets

Of the total purchase price paid for the TouchVision acquisition, approximately $1,292,972 has been allocated to purchased intangible assets, which include software and being amortized on a straight line basis over a useful life of five years.

Of the total purchase price paid for the RMT acquisition, approximately $390,630 has been allocated to purchased intangible assets, which include software and being amortized on a straight line basis over a useful life of five years.

Of the total purchase price paid for the Riverbend acquisition, tapproximately $1,000,000 has been allocated to purchased intangible assets, which include software and being amortized on a straight line basis over a useful life of five years.

Pro Forma Results

The operating results of CBL Global Corporation ("CBL"), TouchVision, RMT and our interest in Ayrshire has been included in the accompanying consolidated financial statements from the date of acquisition forward. Accordingly, CBL, TouchVision, RMT and Ayrshire's business' results of operations for the period July 1, 2002 through September 30, 2002 were not included in the Company's consolidated statements of operations. TouchVision, RMT and Ayrshire's business' results of operations for the months of July and August 2003 were not included in the Company's consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CBL, TouchVision, RMT and our interest in Ayrshire as if these acquisitions had occurred at July 1, 2002. An adjustment of $68,000 and $157,900, net of tax, for three months ended September 30, 2003 and 2002, respectively, has been made to the combined results of operations, reflecting amortization of purchased intangibles, as if the CBL, TouchVision, RMT and Ayrshire acquisitions had occurred at July 1, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                                         Three Months Ended
                                                            September 30,
                                                        2003           2002
                                                    -------------  -------------
  Revenues                                          $  1,794,000   $    787,062
  Operating loss                                    $ (1,028,259)  $   (437,200)
   Net loss available for common stockholders       $   (976,500)  $   (446,500)
   Net loss per common share:
     Basic                                          $      (0.06)  $      (0.03)
     Diluted                                        $      (0.06)  $      (0.03)

Finalization of Purchase Price

Certain information necessary to complete the purchase accounting is not yet available, including the completion of independent valuations of the intangible assets for each of the three acquisitions. Purchase accounting will be finalized upon receipt of these independent valuations.

Anticipated Acquisition

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

NOTE 3 - Fixed Assets

The Company capitalizes furniture and equipment purchases in excess of $5,000 or at lower amounts based on local jurisdiction. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. Scheduled below are the assets, cost, and accumulated depreciation at September 30, 2003 and June 30, 2003, respectively and depreciation expense for the three months ended September 30, 2003 and 2002, respectively.

                                                                    Accumulated
                        Asset Cost       Depreciation Expense       Depreciation
                  ---------------------- --------------------- ----------------------
                  09/30/2003  06/30/2003 09/30/2003 06/30/2003 09/30/2003  06/30/2003
                  ----------  ---------- ---------- ---------- ----------  ----------
Furniture &
  Equipment       $  266,559  $   53,385 $    9,370 $       80 $   21,880  $    7,824

NOTE 4   Technology-Based Intangible Assets

The Company capitalized technology-based intangible assets in its acquisitions of CBL, TouchVision, RMT and Ayrshire ("acquisitions"). The amounts capitalized were equal to the difference between the consideration paid for acquisitions including any liabilities assumed and the value of the other assets acquired. Other assets were valued at the current value at the date of the acquisitions including the net value of fixed assets, historical price less accumulated depreciation, of $244,679. The technology-based intangible assets are being amortized over a five-year period using the straight-line method. The values assigned to the technology-based intangible assets are considered appropriate - until the Company receives independent valuations - based on average annual revenues earned from licensing of these assets over the two year period ended September 30, 2003 and the expectation that future revenues for the five year period subsequent to the acquisition will equal or exceed this amount. Scheduled below is the asset cost and accumulated amortization at September 30, 2003 and June 30, 2003, respectively, and amortization expense for the three months ended September 30, 2003 and 2002, respectively:

                                                                    Accumulated
                        Asset Cost       Amortization Expense       Amortization
                  ---------------------- --------------------- ----------------------
                  09/30/2003  06/30/2003 09/30/2003 06/30/2003 09/30/2003  06/30/2003
                  ----------  ---------- ---------- ---------- ----------  ----------
Intangible Asset  $6,029,698  $1,118,312 $  158,084 $       -  $  314,767  $  167,747

NOTE 5   Commitments and Contingencies

In July 2003, the Company signed a lease agreement for new office space at
1831 Second Street in Berkeley, California.   The lease term commenced
September 1, 2003 and will expire on May 31, 2004. The Company will pay a minimum of $5,025 per month. The Company paid $10,050 upon the execution of the lease that includes $5,025 security deposit that may be refunded at the end of the lease.

CBL-Australia leases contiguous office space pursuant to two separate lease agreements for its operations located in Queensland, Australia. The term of the first lease expires in January 2004 with a three year option to renew. The monthly rental amount of that lease is $2,471. The term of the second lease expires in January 2007 with a three year option to renew.
The monthly rental amount of that lease is $2,140. CBL-Australia also leases a car for use by Brian Kennedy, its chief executive officer. The lease expires in October 2005; the monthly rental amount is $338.

TouchVision leases office space pursuant to a lease agreement for its operations located in California. The lease term will expire on February 28, 2005. TouchVision will pay a minimum of $5,600 per month. TouchVision also leases office equipment pursuant to lease arrangements which will expire by September 30, 2005 and which total $1,258 per month.

On May 1, 2002, RMT signed a lease agreement to lease commercial space for its corporate offices in South Australia. RMT pays $7,333 per annum or monthly payments of $611. The term of the lease expires on April 30, 2005. On July 28, 2000, RMT signed a lease agreement for office equipment. The
term of the lease is for five years.    The monthly payment is $339.  The
lease agreement expires on June 28, 2005.

Riverbend leases office space pursuant to a lease agreement for its operations located in South Africa. The lease term will expire on October 31, 2005. Riverbend will pay a minimum of $14,215 per month. Riverbend also leases office equipment pursuant to lease arrangements which will expire by October 31, 2007 and which total $1,395 per month.

Total Minimum Lease Commitments as of September 30, 2003:

                                                 Calendar Year       Amount
                                                 -------------  -----------
                                                         2003  $   102,569
                                                         2004      361,319
                                                         2005      233,922
                                                         2006       44,890
                                                   Thereafter        8,783
                                                                -----------
                                                         Total $   751,483
                                                                ===========

NOTE 6   Legal Proceedings

On September 12, 2003, we filed a Complaint in the United States District Court for the District of Utah, Central Division, against CBL Global Corporation (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of CBL-California, (Case No. 2:03CV00798DAK) alleging, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL-Global and Brian Kennedy, the sole shareholder of CBL-Australia. The First Amended Complaint alleges causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.

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


                                     18

NOTE 7   Notes Receivable

On June 5, 2003, we agreed to lend TouchVision $50,000 in two equal installments of $25,000 each. Interest accrued on the unpaid principal amount of the note at a rate equal to six percent per year. Interest accrued under the note is paid annually, with the first payment due June 5, 2004. All unpaid principal and interest are due June 29, 2005. At June 30, 2003, $25,000 had been advanced to TouchVision and accrued interest totaled $41. Subsequent to the TouchVision acquisition on September 1, 2003, this note receivable was reclassified to intercompany notes receivable and eliminated in consolidation at September 30, 2003.

NOTE 8   Related Party Transactions

From time to time, Ms. Barbara McPherson and Ms. Ildi Hayman, officers of RMT, have advanced funds to RMT. The current balance of $13,835 is due December 31, 2004 and accrues interest at a rate of 6% per annum.

From time to time, certain officers of Riverbend have advanced funds to Riverbend. The current balance of $331,165 is non interest bearing and there are no fixed terms for repayment.

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

Trinity acknowledged that it was indebted to KPA for prior services rendered since April 1, 2002 in the amount of $30,000, up to 50% of which amount is payable, at KPA's option, in shares of common stock at a price per share of $0.025. The total number of shares of common stock issuable to KPA under the Advisory Agreement may not exceed 4,400,000 shares. Through September 30, 2003, KPA had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $205,000, $156,310 has been paid to KPA, leaving a balance owing at September 30, 2003 of $48,690.

                                     19

As of August 8, 2002, Trinity formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to the Company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to Trinity. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, including Messrs. Cole, Mooney and Swindells. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA Note is convertible and Mr. Swindells acquired the right to acquire 1,000,000 shares. Fifty percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of Trinity's board of directors. As of September 30, 2003, 3,200,000 shares of our common stock had been issued pursuant to the terms of the GMA Note.

Pursuant to the acquisition of Competency Based Learning, Inc. ("CBL-California"), a California corporation and two related Australian companies, Competency Based Learning, Pty. Ltd ACN 084 763 780 ("CBL-Australia") and ACN 082 126 501 Pty. Ltd. (collectively referred to as "CBL") on October 1, 2002, ("the Acquisition Date"),we issued to shareholders of CBL two convertible promissory notes in the amounts of $485,000 and $515,000. The notes accrue interest at 7% per annum and are considered due and payable upon the earlier of September 1, 2004 or the date upon which we close an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by the Company after the Acquisition Date, equal or exceeds $10,000,000. The conversion price on the notes is $2.00 per share of common stock. At September 30, 2003, accrued interest totaled $70,000.

At the Acquisition Date, we issued two unsecured promissory notes in the amount of $222,151 to cancel three unsecured promissory notes previously issued by CBL-Australia and CBL-California to its shareholders, Messrs. Scammell and Kennedy. The notes accrue interest at 7% per annum and were considered due and payable upon the earlier of the September 1, 2003 or the date, upon which the Company closes an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by us after the Acquisition Date, equal or exceeds $3,000,000. At September 30, 2003, accrued interest totaled $15,550. The notes were due and payable on September 1, 2003 for which the payment has not been made pending the outcome of a lawsuit filed against Messrs. Scammell and Kennedy. See Note 5, Commitments and Contingencies.

From time to time, since inception of our current operating strategy, Mr. Theodore Swindells has provided short-term working capital loans on a non-interest bearing basis. During our previous fiscal year, we were advanced $145,000 by Mr. Theodore Swindells, and during the transition period from October 1, 2002 to June 30, 2003, we were advanced an additional $780,000 by Mr. Swindells. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the $925,000 note balance then outstanding. The issuance of securities, should it occur, is made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

NOTE 9 - Notes Payable
At September, 2003, notes payable to accredited investors and related parties totaled $2,425,747 as compared with $2,147,151 at June 30, 2003. The notes bear interest between the rates of 0% and 7% per annum, some of which are secured by our common stock. Certain notes are convertible into the Company's common stock.

The Company has the following notes payable obligations:

                                                              September        June
                                                               30, 2003     30, 2003
                                                             -----------  -----------
Unsecured convertible notes payable due on December 1, 2003,
see Note 8.                                                  $  425,000  $   925,000

Note payable to bank due October 29, 2004, plus interest
payable annually at 9.5%, secured by vehicle.                    15,367            -

Note payable to related parties, see Note 8 for due date,
plus interest payable at 7% per annum.                           13,835            -


Secured note payable to bank due August 29, 2007, plus
interest payable at prime plus 2%.                              150,000            -

Borrowings under revolving line of credit issued by a bank,
plus interest payable at prime plus 2.625%.                      99,950            -

Borrowings under revolving line of credit issued by a bank,
plus interest payable at prime plus 6.75%.                       34,975            -

Borrowings under revolving line of credit issued by a
third party creditor, plus interest payable at prime rate
plus 1.99%.                                                      38,872            -

Notes payable to third party individuals, due September 1,
2006, plus interest payable at 10% per annum.                    94,432            -

Unsecured notes payable to related parties, see Note 8.         331,165            -

Unsecured notes payable to related parties, see Note 8 for
due date, plus accrued interest at a rate of 7% per annum.      222,151      222,151

Convertible notes payable to related parties, see Note 7 for
due date, plus accrued interest at a rate of 7% per annum.    1,000,000    1,000,000
                                                             -----------  -----------
                                   Total Notes Payable       $2,425,747  $ 2,147,151
    Less: Current Maturities                                   (614,146)  (2,147,151)
                                                             -----------  -----------
                               Long Term Notes Payable       $1,811,583   $         -
                                                             ===========  ===========

NOTE 10 - Stockholders' Equity

On October 21, 2002, the Company adopted and approved the "2002 Stock Plan" which was approved by the Company's shareholders at its special shareholder meeting on December 2, 2002. The Plan authorizes issuance of 3,000,000 shares to be increased by 500,000 shares annually. The plan expires in ten years. As of September 30, and June 30, 2003, 3,182,000 and 2,447,00
options, respectively, have been granted at prices ranging from $0.05 per share to $0.50 per share of which 1,303,125 and 963,625 were vested as of September 30 and June 30, 2003, respectively.

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

Between June and October 2003, we received subscriptions to our May 2003 Private Placement Memorandum ("May 2003 PPM") totaling $5,123,300 from outside investors to purchase 5,123,300 units at a price of $1.00 per unit. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00. In connection with the May 2003 Private Placement, we issued to various financial advisors, 567,160 additional shares of our common stock and five-year warrants to purchase 207,050 shares of our common stock.

On July 8, 2003, we issued a five-year warrant to Merriman, Curran, Ford & Co. a financial service company, to purchase up to 20,000 shares of our common stock for a period of five years at $0.50 per share in consideration for financial advisory services provided to us by the firm.

NOTE 11   Stock Option Plan

On December 2, 2002, at a special meeting of our shareholders, the 2002 Stock Plan was approved. The maximum aggregate number of shares that may be optioned and sold under the plan is the total of (a) 3,000,000 shares,
(b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months. The following schedule summarizes the activity during the three months ended September 30, 2003:

                                                       2002 STOCK PLAN
                                                   ------------------------
                                                                  Weighted
                                                                   Average
                                                     Number of    Exercise
                                                      Shares        Price
                                                   ------------  ----------
  Outstanding at June 30, 2003                       2,447,000   $    0.23
  Options Granted                                      735,000        0.50
  Options Exercised                                          -           -
  Options Canceled                                           -           -
                                                   ------------  ----------
     Options Outstanding at September 30, 2003       3,182,000   $    0.29
                                                   ============  ==========
     Options Exercisable at September 30, 2003       1,303,125   $    0.26
                                                   ============  ==========

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and Statement of Financial Accounting Standards Number 148 ("FASB 148"), "Accounting for Stock-Based
Compensation   Transition and Disclosure" option expense of $58,734 was
recognized for the three months ended September 30, 2003:

                                                        September 30, 2003
                                                       --------------------
     Five-Year Risk Free Interest Rate                       3.63%
     Dividend Yield                                           nil
     Volatility                                               nil
     Average Expected Term (Years to Exercise)                 5

Stock options outstanding and exercisable under 2002 Stock Plan as of September 30, 2003 are as follows:

                           Weighted    Average                  Weighted
  Range of   Number of      Average   Remaining     Number       Average
  Exercise    Options      Exercise  Contractual  of Options    Exercise
   Price      Granted        Price   Life(Years)     Vested       Price
----------- -----------  ----------- -----------  ----------- -----------
   $0.05       600,000      $0.05        4.1         287,500     $0.05
   $0.25     1,589,000      $0.25        4.2         724,125     $0.25
   $0.50       993,000      $0.50        4.7         291,500      0.50


NOTE 12 - Going Concern

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

NOTE 13 - Subsequent Events

Between June and October 2003, we received subscriptions to our May 2003 Private Placement Memorandum ("May 2003 PPM") totaling $5,123,300 from outside investors to purchase 5,123,300 units at a price of $1.00 per unit. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00. In connection with the May 2003 Private Placement, we issued to various financial advisors, 567,160 additional shares of our common stock and five-year warrants to purchase 207,050 shares of our common stock.

From time to time, since inception of our current operating strategy, Mr. Theodore Swindells has provided short-term working capital loans on a non-interest bearing basis. During our previous fiscal year, we were advanced $145,000 by Mr. Theodore Swindells, and during the transition period from October 1, 2002 to June 30, 2003, we were advanced an additional $780,000 by Mr. Swindells. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the $925,000 note balance then outstanding. The issuance of securities, should it occur, is made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year ends on June 30. This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Transition Report on Form 10-KSB for the period ended June 30, 2003, filed on November 17, 2003, under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Transition Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.


                                  OVERVIEW

We commenced a strategy in 2002 to acquire operating companies in strategic markets that have developed proprietary technology-enabled learning, training and certification services targeted at major customers in worldwide industries. Our mission is to become a leading global learning solution corporation through acquisition, business development and strategic relationships. We earn revenues from selling our services to medium to large companies and organizations that provide workplace training and certification to their employees. The principal components of our costs of sales are labor costs for employees who are directly involved in providing services to clients. Other costs of sales include expenses associated with specific projects including materials and incidental expenses. Operating expenses include salaries and benefits for management, administrative, marketing and sales personnel, research and development, occupancy and related overhead costs.

Following our initial acquisition of Competency Based Learning, Inc., and related companies, discussed below, our corporate development efforts in 2003 were concentrated on the identification of additional acquisition candidates including due diligence, negotiation of terms and conditions, and the development of integration and financing strategies for each acquisition. We have also focused on raising growth capital through private placements to be used as working capital for Trinity and our subsidiaries. On September 1, 2003, we completed the following three non-related acquisitions. Additional information concerning these transactions and the various companies involved will be filed in due course on Forms 8-K in the near future.

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

     Competency Based Learning, Inc.

We completed our first acquisition in October 2002 when we acquired Competency Based Learning, Inc., a California corporation ("CBL-California"), and two related Australian companies, Competency Based Learning, Pty. Ltd. and ACN 082 126 501 Pty. Ltd., (collectively referred to as "CBL Australia"), in consideration for the issuance of a total of 3,000,000 restricted shares of our common stock and $1,000,000 in convertible promissory notes and the assumption of $222,151 in indebtedness. The transactions were effected through CBL Global Corp. ("CBL Global") our wholly-owned subsidiary. CBL-California and CBL-Australia are sometimes hereinafter collectively referred to as "CBL." The acquisition of CBL provided us with proprietary workplace learning content for the global mining and power generation industries, initial contracts with employers in these industries, an experienced staff of instructional designers and learning system developers and a proprietary workplace learning system. Since the acquisition, CBL Global has concentrated its efforts on the development of additional learning content and new products. It has focused its business development activities in its core industry segments and in new geographic markets. In September 2003, we initiated legal proceedings against CBL-California and the former principals of CBL-California and CBL-Australia pursuant to which, among other things, we are seeking to enforce the indemnification provisions of the agreements relating to the CBL acquisition. See "Item 1. Legal Proceedings."

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

     Change In Fiscal Year

On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align it with those of the companies we had already acquired or were at that time in the process of acquiring. The information presented in Transition Report on Form 10-KSB relates to the transition period October 1, 2002 through June 30, 2003.

Results for the first quarter of fiscal year 2004 reflect one month's results of operations for the three companies we recently acquired as well as CBL's activity for the first three months of fiscal year 2004.

Revenues from our clients were $616,787 for the first quarter of fiscal year 2004, compared with $0 for the same quarter ended June 30, 2002. Of the total increase in revenues from our clients, approximately $340,000 was due to the three acquisitions described above that we made during the first quarter of fiscal year 2004.

We believe that the acquisitions we completed in the first quarter of fiscal year 2004 will shift our business in the direction of markets that we believe offer good growth potential for the Company.

                        CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimate and judgments of certain amounts included in the financial statements, giving consideration to materiality. Historically, our estimates have not materially differed from actual results.
Application of these accounting policies, however, involves exercise of judgment and use of assumptions as to future uncertainties. As a result, actual results could differ from these estimates.

Material accounting policies that we believe are the most critical to investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Transition Report on Form 10-KSB for the transition period ended June 30, 2003.

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

D. Depreciation and amortization. The cost of property and equipment is depreciated over the estimated useful lives of the related assets.
     The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets or the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
E. Consolidation policies. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
F. Foreign currency translation/remeasurement Policy. Assets and liabilities that occur in foreign currencies are recorded at historical cost and translated at exchange rates in effect at the end of the reporting period.

          Adoption of Statements of Financial Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity's commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value.
SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on July 1, 2003 and adoption of SFAS 146 did not significantly impact the Company's financial statements.

EITF Consensus Issue No.00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables" was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has completed its initial evaluation and adoption of EITF 00-21 does not have a significant impact on the Company's financial statements. The Company continues its evaluation to determine whether the reporting requirements of EITF 00-21 will impact the Company's financial statements in the future.


In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"),
"Accounting for Stock-Based Compensation   Transition and Disclosure."
SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002, and thus, this disclosure is included in the table below. SFAS 148 also requires disclosure of pro-forma results on the interim basis as if the Company had applied the fair value recognition provisions of SFAS 123. The Company changed to the fair value based method of accounting for stock-based employee compensation during the transition period from October 1, 2002 to June 30, 2003. Adopting SFAS 148 did not impact the financial results of the Company significantly.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 does not have a significant impact to our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company will adopt SFAS 150 on October 1, 2003. The Company does not anticipate adoption of SFAS 150 to significantly impact the Company's financial statements.

Related Party Transactions

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

As of July 15, 2002, we entered in a two-year Advisory Agreement with KPA (see "Item 5. Market for Common Equity and Related Stockholder Matters"), automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, KPA agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. KPA is a private company whose principals are Douglas Cole and Edward Mooney, who are officers and directors of our company, and Theodore
Swindells.   At its August 19, 2003 meeting, the board of directors' voted to suspend the Advisory Agreement from August 15, 2003 until January 2004. Through September 30, 2003, KPA had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $205,000, $156,310 was paid to KPA, leaving a balance owing at September 30, 2003 of $48,690.

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

                           Results of Operations

First Quarter Ended September 30, 2003 Compared to September 30, 2002

Our gross sales revenues were $616,787 for the quarter ended September 30, 2003, as compared to $0, the amount we reported for the quarter ended September 30, 2002. The increase in revenues was primarily due to the CBL, TouchVision, RMT and Ayrshire acquisitions ("acquisitions") which provided the revenues for the first quarter of fiscal year 2004.

Costs of sales for the quarter ended September 30, 2003, which consist of labor and hardware costs, and other incidental expenses, increased by $248,092, as compared to $0 for the same period last year. This increase was a result of the acquisitions, which increased costs of sales.

Our gross profit was $368,695 for the quarter ended September 30, 2003, as ompared to $0, the amount we reported for the quarter ended September 30, 2002. The increase in gross profit was due to the acquisitions, which provided $368,695 in gross profit.

Operating expenses for the quarter ended September 30, 2003 increased by $905,776, or 228%, over the amount we reported for the same period last year. The increase in operating expenses was primarily due to the additional labor, benefits, travel and entertainment from the acquisitions during the first three months of fiscal year 2004 and an increase in amortization expense as a result of the capitalization of in intellectual property acquired from CBL Global, TouchVision, RMT and Ayrshire and related amortization of these assets. Net interest expense for the quarter ended September 30, 2003 increased by $8,301 due to the additional interest paid on various loans incurred immediately prior to and during the period.

We reported net loss available for common shareholders of $911,580, or $0.05 per share on a diluted basis, for the quarter ended September 30, 2003, compared with a net loss of $404,821, or $8.34 per share on a diluted basis, for the same period last year.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit as of September 30, 2003 was $12,100,493, as compared to $11,188,913 as of June 30, 2003. We incurred significant liabilities during the year, and our current liabilities exceeded our current assets by $1,475,980 as of September 30, 2003.

At September 30, 2003, we had a cash balance of $1,301,593 compared to
$86,511 at June 30, 2003.   Net cash used by operating activities during
the transition period ended September 30, 2003 was $751,417, attributable primarily to our loss from operations of $911,580. Cash generated by financing activities was $2,076,258 for the quarter ended September 30, 2003 representing the net of repayments under short-term notes of $500,000, financing fees of $428,242 and $3,004,500 in proceeds from issuance of common stock.

Accounts payable increased from $391,872 at September 30, 2002 to $1,108,579 at September 30, 2003. This increase is attributable to expenses incurred in connection with our acquisitions, the business of CBL Global and our continuing corporate expansion during the year.

We commenced a private offering of our securities in May 2003. As of October 31, 2003, we had closed the offering and raised an aggregate of $5,123,300. Of these funds, $254,000, $81,663, $240,000 and $1,000,000 were advanced as loans to our subsidiaries, CBL Global, RMT, TouchVision and Riverbend, respectively, $441,105 was paid in commissions to financial advisors for fundraising activities, and $500,000 was repaid on short-term promissory notes to a related party.

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


ITEM 3.   CONTROLS AND PROCEDURES

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

                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On September 12, 2003, we filed a Complaint in the United States District Court for the District of Utah, Central Division, against CBL Global Corporation (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of CBL-California, (Case No. 2:03CV00798DAK) alleging, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL-Global and Brian Kennedy, the sole shareholder of CBL-Australia. The First Amended Complaint alleges causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities


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

On September 1, 2003 we issued a $20,000 convertible promissory note that is convertible into 2,000,000 restricted shares of our common stock in consideration for 51% of the issued and outstanding shares of Ayrshire Trading Limited a British Virgin Islands company, that owns 95% of Riverbend Group Holdings (Proprietary) Limited. The note converts at $0.01 per share and conversion of the note is mandatory by maturity, December 30, 2006. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public
offering.   No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer of the securities in accordance with
the requirements of the Securities Act.   The recipients of the securities
represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

During the period June 1, 2003 to October 31, 2003, we sold by way of private placement an aggregate of 5,143,300 units at a price of $1.00 per unit, for aggregate consideration of $5,123,300. Each unit comprised two shares of our common stock and two warrants, each exercisable for one additional share of our common stock. In addition, each unit carried the right to acquire an additional warrant to purchase, under certain conditions, up to one additional share of common stock. In connection with the private placement, we paid $441,105 in commissions and issued to various financial advisors, 527,160 additional shares of our common stock and five-year warrants to purchase 207,050 shares of our common stock. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

The following exhibits are filed herewith:

     31.1 Certification of the Company's Chief Executive Officer.
     31.2 Certification of the Company's Chief Financial Officer.

     32.1 Certification of the Company's Chief Executive Officer.
     32.2 Certification of the Company's Chief Financial Officer.

(b)Reports on Form 8-K

     1. On July 18, 2003, we filed a Current Report on Form 8-K concerning an agreement to acquire TouchVision, Inc.

     2. On August 5, 2003, we filed a Current Report on Form 8-K concerning an agreement to acquire IRCA (PTY) Ltd.

     3. On August 8, 2003, we filed a Current Report on Form 8-K concerning a decision by our Board of Directors to change our fiscal year-end to June 30.

     4. On August 20, 2003, we filed a Current Report on Form 8-K concerning an agreement to acquire River Murray Training Ltd.

     5. On September 16, 2003, we filed a Current Report on Form 8-K concerning our acquisition of TouchVision, Inc.

     6. On September 16, 2003, we filed a Current Report on Form 8-K concerning our acquisition of River Murray Training Ltd.

     7. On September 16, 2003, we filed a Current Report on Form 8-K concerning our acquisition of control of Ayrshire Trading Limited.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRINITY LEARNING CORPORATION


November 19, 2003                  By: Douglas D. Cole
                                   --------------------------------------
                                   Douglas D. Cole
                                   Chief Executive Officer

November 19, 2003                  By: /S/ Christine R. Larson
                                   --------------------------------------
                                   Christine R. Larson
                                   Chief Financial Officer