Form 10QSB
period 2003-12-31
TRINITY LEARNING CORP
filed 2004-02-23
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

              For the Quarterly Period Ended December 31, 2003

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

As of February 6, 2004, 25,620,401 shares of the issuer's Common Stock, no par value per share, were outstanding.





TRINITY LEARNING CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS:
OUR ABILITY TO SUCCESSFULLY INTEGRATE TOUCHVISION, INC. ("TOUCHVISION"), RIVER MURRAY TRAINING PTY LTD ("RMT") AND OUR MAJORITY INTERESTS IN AYRSHIRE TRADING LIMITED ("AYRSHIRE") AND DANLAS LIMITED ("DANLAS"); DETERIORATION IN CURRENT ECONOMIC CONDITIONS; OUR ABILITY TO PURSUE BUSINESS STRATEGIES; PRICING PRESSURES; CHANGES IN THE REGULATORY ENVIRONMENT; OUTCOMES OF PENDING AND FUTURE LITIGATION; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL TRADE; MONETARY AND FISCAL POLICIES; OUR ABILITY TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
     Consolidated Balance Sheets December 31, 2003 and June 30, 2003. Consolidated Statements of Operations and Comprehensive Income Three
          and Six Months Ended December 31, 2003 and 2002.
     Consolidated Statements of Cash Flows Three and Six Months Ended
          December 31, 2003 and 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Controls and Procedures












                                     2

               TRINITY LEARNING CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                                   PART I
                           FINANCIAL INFORMATION
                 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
               Trinity Learning Corporation and Subsidiaries
                         Consolidated Balance Sheet

                                                December 31, 2003  June 30, 2003
                                                     (Unaudited)
                                                   -------------- --------------
     Assets
     ------
Current Assets
--------------
  Cash                                             $   1,470,152  $      86,511
  Accounts Receivable                                  3,750,685         42,719
  Interest Receivable                                          -             41
  Prepaid Expense and Other Assets                       834,945         97,944
                                                   -------------- --------------
  Total Current Assets                                 6,055,782        227,215

Property & Equipment (Note 3)
--------------------
  Furniture & Equipment                                1,104,500         53,385
  Accumulated Depreciation                              (109,162)        (7,824)
                                                   -------------- --------------
  Net Property & Equipment                               995,338         45,561

Intangible Asset (Note 4)
----------------
  Technology-Based Asset                               6,192,050      1,118,312
  Accumulated Amortization                              (243,936)      (167,747)
                                                   -------------- --------------
  Net Intangible Asset                                 5,948,114        950,565

Note Receivable (Note 7)                                       -         25,000
Other Assets                                             817,479         94,003
                                                   -------------- --------------
Total Assets                                       $  13,816,713  $   1,342,344
                                                   ============== ==============





















                                 Continued
                                     4

               Trinity Learning Corporation and Subsidiaries
                         Consolidated Balance Sheet

                                                December 31, 2003  June 30, 2003
                                                     (Unaudited)
                                                   -------------- --------------

     Liabilities, Minority Interest and Stockholders' Equity
     -------------------------------------------------------

Current Liabilities
-------------------
  Accounts Payable                                 $   2,304,384  $     391,872
  Accrued Expenses                                     1,152,314        270,270
  Interest Payable                                       102,327         63,987
  Deferred Revenue  (Note 1)                             214,036              -
  Notes Payable   Current (Note 9)                        15,715              -
  Notes Payable-Related Parties (Notes 8 and 9)        2,642,496      2,147,151
                                                   -------------- --------------
     Total Current Liabilities                         6,431,272      2,873,280
                                                   -------------- --------------

Long Term Liabilities
---------------------
  Notes Payable Long Term (Notes 8 and 9)                243,074              -
                                                   -------------- --------------
     Total Long Term Liabilities                         243,074              -
                                                   -------------- --------------
  Total Liabilities                                    6,674,346      2,873,280

Minority Interest                                      2,739,458              -
-----------------                                  -------------- --------------

Stockholders' Equity
--------------------
  Preferred Stock, 10,000,000 Shares at No Par
   Value; No Shares Issued and Outstanding                     -              -
  Common Stock, 100,000,000 Shares Authorized
   at No Par Value, 25,270,401 and 22,915,641
   shares Issued and Outstanding, Respectively        15,972,583      9,693,447
  Conditionally redeemable common stock,
   4,500,000 and 0 shares, respectively,
   at No Par Value                                     2,250,000              -
  Accumulated Deficit                                (13,718,545)   (11,188,913)
  Subscription Receivable                                (35,000)       (35,000)
  Other Comprehensive Loss                               (66,129)          (470)
                                                   -------------- --------------
  Total Stockholders' Equity                            4,402,909    (1,530,936)
                                                   -------------- --------------
Total Liabilities, Minority Interest
and Stockholders' Equity                           $  13,816,713  $   1,342,344
                                                   ============== ==============






   The accompanying notes are an integral part of these financial statements.
                                        5

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statement of Operations

                               For the Three Months Ended   For the Six Months Ended
                                        December 31,              December 31,
                                    2003          2002        2003          2002
                                       Unaudited                   Unaudited
                               -------------------------- --------------------------
Revenue
-------
  Sales Revenue                $ 2,545,557   $    62,660  $  3,162,344  $     62,660
  Cost of Sales                   (801,286)            -    (1,049,378)            -
                               ------------  ------------  ------------  ------------
     Gross Profit                1,744,271        62,660     2,112,966        62,660

Expenses
--------
  Salaries & benefits            1,631,094       246,948     2,218,447       284,948
  Professional fees                343,313        16,158       560,686       339,899
  Selling, general &
   administrative                1,000,318       330,203     1,331,963       366,433
  Depreciation & amortization      288,666        58,210       456,120        58,290
                               ------------  ------------  ------------  ------------
     Total Expense               3,263,391       651,519     4,567,216     1,049,570
                               ------------  ------------  ------------  ------------
     Loss from Operations       (1,519,120)     (588,859)   (2,454,250)     (986,910)

Other Income (Expense)
----------------------
  Interest Expense, net            (33,291)      (24,074)      (34,822)      (30,844)
  Foreign Currency Loss             (4,201)            -        (4,982)            -
                               ------------  ------------  ------------  ------------
     Total Other Expense           (37,492)      (24,074)      (39,804)      (30,844)

  Minority Interest                (61,440)            -       (35,578)            -
                               ------------  ------------  ------------  ------------
     Loss Before Taxes          (1,618,052)     (612,933)   (2,529,632)   (1,017,754)
        Taxes                            -             -             -             -
                               ------------  ------------  ------------  ------------
     Net Loss                  $(1,618,052)  $  (612,933) $ (2,529,632) $ (1,017,754)
                               ============  ============  ============  ============
  Net Loss Per Common Share
     Basic                     $     (0.07)  $     (0.10) $      (0.13) $      (0.35)
     Diluted                   $     (0.07)  $     (0.10) $      (0.13) $      (0.35)

Weighted Average Shares
Outstanding                     22,982,521     6,319,744    20,008,287     2,918,107










 The accompanying notes are an integral part of these financial statements

               Trinity Learning Corporation and Subsidiaries
               Consolidated Statement of Comprehensive Income

                               For the Three Months Ended For the Three Months Ended
                                       December 31,               December 31,
                                   2003          2002         2003          2002
                                       Unaudited                 Unaudited
                               -------------------------- --------------------------
                                    Before Tax Amount          After Tax Amount
  Net Loss                     $(1,618,052)  $  (612,933) $ (1,618,052) $   (612,933)
  Foreign Currency Translation
  Gain (Loss)                      (67,233)        7,520       (67,233)        7,520
                               ------------  ------------  ------------  ------------
     Comprehensive Loss        $(1,685,285)  $  (605,413) $ (1,685,285) $   (605,413)
                               ============  ============  ============  ============

                                 For the Six Months Ended  For the Six Months Ended
                                       December 31,              December 31,
                                    2003          2002        2003          2002
                                        Unaudited                 Unaudited
                               -------------------------- --------------------------
                                     Before Tax Amount         After Tax Amount
  Net Loss                     $(2,529,632)  $(1,017,754) $ (2,529,632) $ (1,017,754)
  Foreign Currency Translation
   Gain (Loss)                     (66,129)        7,520       (66,129)        7,520
                               ------------  ------------  ------------  ------------
     Comprehensive Loss        $(2,595,761)  $(1,010,234) $ (2,595,761) $(1,010,234)
                               ============  ============  ============  ============




























 The accompanying notes are an integral part of these financial statements.

               Trinity Learning Corporation and Subsidiaries
                    Consolidated Statement of Cash Flows

                                                December 31, 2003  June 30, 2003
                                                     (Unaudited)
                                                   -------------- --------------
Cash flows from operating activities:
  Net loss                                         $  (2,529,632) $  (1,017,754)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                       456,120         58,290
   Non-cash effect for business acquisition
   (net of cash acquired)                               (877,827)    (2,061,734)
   Foreign currency translation loss                       4,982              -
   Stock compensation                                    100,569              -
  Changes in current assets and liabilities,
  net of business acquired and business sold:
   Accounts receivable                                   (99,090)        16,860
   Interest receivable                                         -           (698)
   Prepaid expenses and other assets                     581,547           (828)
   Accounts payable, deferred revenue and
     accrued expenses                                     38,704        217,978
   Interest payable                                      (64,451)        28,688
                                                   -------------- --------------
     Net cash used by operating activities            (2,389,078)    (1,772,288)

Cash flows from investing activities:
  Payment for business acquisitions,
   net of cash acquired                                 (154,759)             -
  Capital expenditures                                   (19,963)        (6,389)
                                                   -------------- --------------
     Net cash used by investing activities              (174,722)        (6,389)

Cash flows from financing activities:
  Repayments under short-term notes                     (500,000)             -
  Borrowing under short-term notes                             -      1,652,369
  Payments for financing fees                           (625,859)             -
  Proceeds from sale of common stock                   5,073,300        183,821
                                                   -------------- --------------
     Net cash provided by financing activities         3,947,441      1,836,190
                                                   -------------- --------------
     Net increase in cash                              1,383,641         57,513

Cash at beginning of period                               86,511          1,632
                                                   -------------- --------------
Cash at end of period                              $   1,470,152  $      59,145
                                                   ============== ==============

Supplemental information:
  Issuance of common stock for business
   acquisitions                                    $     975,000  $      75,000
                                                   ============== ==============





 The accompanying notes are an integral part of these financial statements.

               Trinity Learning Corporation and Subsidiaries
                     Notes to the Financial Statements
                                (Unaudited)
                             December 31, 2003

NOTE 1.  ACCOUNTING POLICIES

OVERVIEW

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Trinity and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Transition Report on Form 10-KSB for the transition period from October 1, 2002 to June 30, 2003. On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. The results of operations for the six months ended December 31, 2003, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our September 1, 2003 acquisitions of TouchVision, Inc. ("TouchVision"); River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire"), as well as our December 1, 2003 acquisition of Danlas Limited ("Danlas"). Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("RGH"). These companies are collectively referred to as Riverbend. Danlas owns 51% of IRCA (Proprietary) Limited ("IRCA"). These companies are collectively referred to as IRCA.

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

INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income
(loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all dilutive potential shares of common stock issuable upon the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from the exercise of the outstanding options and warrants were not included in the computation of DEPS, because their inclusion would have been antidilutive for the six months ended December 31, 2003.

In accordance with the disclosure requirements of Statement of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:


                               For the Three Months Ended   For the Six Months Ended
                                      December 31,                December 31,
                                    2003          2002        2003          2002
                                       Unaudited                 Unaudited
                               -------------------------- --------------------------

Numerator-Basic
  Net (loss) available for
   common stockholders         $(1,618,052)  $  (612,933) $ (2,529,632) $ (1,017,754)
  Denominator-Basic
  Weighted-average common
   stock outstanding            22,982,521     6,319,744    20,008,287     2,918,107
   Basic (loss) per share      $     (0.07)  $     (0.10) $      (0.13) $      (0.35)
Numerator-Diluted
  Net (loss) available for
   common stockholders         $(1,618,052)  $  (612,933) $ (2,529,632) $ (1,017,754)
Denominator-Diluted
  Weighted-average common
   stock outstanding            22,982,521     6,319,744    20,008,287     2,918,107
Effect of dilutive securities
  Stock options                          -             -             -             -
  Warrants                               -             -             -             -
Diluted (loss) per share       $     (0.07)  $     (0.10) $      (0.13) $      (0.35)

Stock options to purchase 3,542,000 shares of common stock at prices ranging from $0.05 to $0.50 per share were outstanding at December 31, 2003, but were not included in the computation of diluted loss per share because the exercise price was greater than the average market value of the shares of common stock. Warrants to purchase 12,966,650 shares of common stock at prices ranging from $0.05 to $1.00 per share were outstanding at December 31, 2003, but were not included in the computation of diluted loss per share because the exercise price was greater than the average market value of the shares of common stock.

DEFERRED REVENUE

Deferred revenue in the accompanying consolidated balance sheets represents advanced billings to clients in excess of costs and earnings on uncompleted contracts. As of December 31, 2003 and June 30, 2003, deferred revenue was $214,036 and $0, respectively. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

STOCK-BASED COMPENSATION

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"),
"Accounting for Stock-Based Compensation   Transition and Disclosure."

SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002, and thus, this disclosure is included in the table below. SFAS 148 also requires disclosure of pro-forma results on the interim basis as if the Company had applied the fair value recognition provisions of SFAS 123. The Company implemented the fair value based method of accounting for stock-based employee compensation during the transition period from October 1, 2002 to June 30, 2003. See Note 11-Stock Option Plan.

RECENTLY ISSUED ACCOUNTING ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity's commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value.
SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on July 1, 2003. See Note
2   Acquisitions and Divestitures.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company adopted SFAS 150 on October 1, 2003 and adoption of SFAS 150 did not have a significant impact on the Company's financial statements.
                                     11
RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements and notes to conform to the 2003 presentation with no effect on consolidated net loss, equity or cash flows as previously reported.

NOTE 2   ACQUISITIONS AND DIVESTITURES

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision, a California corporation that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. We had previously loaned TouchVision the sum of $50,000 in June and July, 2003 by way of bridge financing pending completion of the
acquisition.   In connection with the acquisition, TouchVision entered into substantially similar employment agreements with each of Messrs. Gregory L. Roche and Larry J. Mahar, the former principals of TouchVision, which have a term of two years and provide for annual salaries of $120,000. In conjunction with the acquisition of TouchVision, we issued 735,000 stock options pursuant to the 2002 Stock Plan at $0.50 per share. On October 1, 2003, we advanced $150,000 to pay off a loan payable to a bank, which was guaranteed by the Small Business Administration.
On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of RMT, an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. We also loaned US$49,000 to RMT for the purpose of repaying outstanding loans advanced to RMT by its former shareholders.

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), a South African company that provides learning services to corporations and individuals in South Africa. We also
acquired the option to purchase the remaining 49% of Ayrshire.   In
consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The Ayrshire shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006.

As further consideration for the Ayrshire shares, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition and $700,000 was advanced on November 3, 2003. We may exercise an option to acquire the remaining 49% of Ayrshire in consideration for the issuance of 1,500,000 shares of our common stock, subject to certain adjustments.
                                     12

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ"). IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company
(i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible under certain conditions into a maximum of 4,500,000 shares of the Company's common stock, (ii) agreed to advance $500,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as conditionally redeemable common stock at $0.50 per share. The remaining $20,000 in promissory notes has been classified as intercompany note payable and eliminated in the consolidation of the Company and its subsidiaries at December 31, 2003.

PURCHASED INTANGIBLE ASSETS

Of the total purchase price paid for the TouchVision acquisition, approximately $1,292,970 has been allocated to purchase intangible assets, which include software, and is being amortized on a straight line basis over a useful life of five years.

Of the total purchase price paid for the RMT acquisition, approximately $390,630 has been allocated to purchase intangible assets, which include software, and is being amortized on a straight line basis over a useful life of five years.

Of the total purchase price paid for the Riverbend acquisition, approximately $1,000,000 has been allocated to purchase intangible assets, which include software, and is being amortized on a straight line basis over a useful life of five years.

Of the total purchase price paid for the Danlas acquisition, approximately $1,250,000 has been allocated to purchased intangible assets, which include software, and is being amortized on a straight line basis over a useful life of five years.

DIVESTITURES

In December, 2003, we sold our interests in CBL Global Corporation ("CBL Global") and its Australian subsidiaries (collectively "CBL") to Messrs. Scammell and Kennedy, the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL. Pursuant to the terms of the agreement, we conveyed all of our interest in CBL back to the former owners in exchange for surrender and cancellation of 3,000,000 shares of Company stock issued to them in connection with acquisition of CBL and the cancellation of $1,000,000 in convertible notes payable to them. Also as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company.

                                     13

PRO FORMA RESULTS

The operating results of CBL, TouchVision, RMT, Danlas and our interest in Ayrshire have been included in the accompanying consolidated financial statements from the date of acquisition forward and, for CBL, up to the date of divestiture. Accordingly, CBL business' results of operations were included from October 1, 2002 to December 22, 2003. The business results of operations of RMT, TouchVision and Ayrshire are included for the period September 1, 2003 through December 31, 2003. The business results of operations for Danlas are included for December, 2003.

The following unaudited pro forma financial information presents the combined results of operations of the Company and TouchVision, RMT, Danlas and our interest in Ayrshire as if these acquisitions had occurred at July 1, 2002. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the three and six month periods ended December 31, 2003, and 2002, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.


                               For the Three Months Ended   For the Six Months Ended
                                      December 31,                December 31,
                                    2003          2002          2003          2002
                                       Unaudited                   Unaudited
                               -------------------------- --------------------------
Revenues                       $ 4,900,389   $ 3,195,853  $  9,901,046  $  6,003,715
Operating Loss                 $(1,168,810)  $        534 $ (1,764,789) $     29,999
Net Loss Available for
  Common Stockholders          $(1,511,875)  $  (172,193) $ (2,343,269) $   (458,284)
Net Loss per Common Share
     Basic                     $     (0.07)  $     (0.03) $      (0.12) $      (0.16)
     Diluted                   $     (0.07)  $     (0.03) $      (0.12) $      (0.16)

FINALIZATION OF PURCHASE PRICE

Certain information necessary to complete the purchase accounting is not yet available, including the completion of independent valuations of the intangible assets for each of the four acquisitions. Purchase accounting will be finalized upon receipt of these independent valuations.

NOTE 3 - Fixed Assets

The Company capitalizes furniture and equipment purchases in excess of $5,000 or at lower amounts based on local jurisdiction. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. Scheduled below are the assets, cost, and accumulated depreciation at December 31, 2003 and June 30, 2003, respectively and depreciation expense for the six months ended December 31, 2003 and 2002, respectively.

                                                                     Accumulated
                          Asset Cost     Depreciation Expense        Depreciation
                  12/31/2003   06/30/03   12/31/03   12/31/02   12/31/03    06/30/03
                 -----------  ---------- ---------- ---------- ----------  ----------
Furniture
  & Equipment    $1,104,500   $  53,385  $  74,085  $   2,375  $ 109,162   $   7,824

NOTE 4   TECHNOLOGY-BASED INTANGIBLE ASSETS

The Company capitalized technology-based intangible assets in its acquisitions of CBL, TouchVision, RMT, Danlas and Ayrshire ("acquisitions"). The amounts capitalized were equal to the difference between the consideration paid for acquisitions including any liabilities assumed and the value of the other assets acquired. Other assets were valued at the current value at the date of the acquisitions including the net value of fixed assets, historical price less accumulated depreciation, of $1,002,10002,743. The technology-based intangible assets are being amortized over a five-year period using the straight-line method. The values assigned to the technology-based intangible assets are considered appropriate - until the Company receives independent valuations - based on average annual revenues earned from licensing of these assets over the two year period ended September 30, 2003 and December 31, 2003, respectively, and the expectation that future revenues for the five year period subsequent to the acquisition will equal or exceed this amount. Scheduled below is the asset cost and accumulated amortization at December 31, 2003 and June 30, 2003, respectively, and amortization expense for the six months ended December 31, 2003 and 2002, respectively:

                                                                    Accumulated
                        Asset Cost       Depreciation Expense       Depreciation
                 12/31/2003    06/30/03   12/31/03   12/31/02   12/31/03    06/30/03
                -----------  ----------- ---------- ---------- ----------  ----------
Intangible
  Asset         $6,192,050  $ 1,118,312  $ 382,035  $  55,915  $ 243,936   $ 167,747

NOTE 5   Commitments and Contingencies

Total rental expense included in operations for operating leases for the six months ended December 31, 2003 and 2002, amounted to $171,186 and $27,637, respectively. Certain lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2008.

Total Minimum Lease Commitments as of December 31, 2003:

                                               Calendar Year       Amount
                                               -------------  -------------
                                                   2004       $    639,640
                                                   2005            526,520
                                                   2006            364,189
                                                   2007            257,893
                                               Thereafter          662,412
                                                              -------------
                                               Total          $  2,450,654
                                                              =============
                                     15

NOTE 6   Legal Proceedings

On September 12, 2003, we filed a Complaint in the United States District Court for the District of Utah, Central Division, against CBL Global (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of CBL-California, (Case No. 2:03CV00798DAK) alleged, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL Global and Brian Kennedy, the sole shareholder of CBL-Australia. The First Amended Complaint alleged causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.

The First Amended Complaint alleged, among other things, that the defendants were advised by CBL-California's accountant on September 18, 2002 that CBL-California's financial statements were misstated, and alleged that new restated financial statements were issued on September 19, 2002. The First Amended Complaint alleged, however, that the restated financial statements were not provided to us prior to the October 1, 2002 closing of the merger.

In December, 2003, we sold our interests in CBL Global and its Australian subsidiaries (collectively "CBL") to Messrs. Scammell and Kennedy, the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL. Pursuant to the terms of the agreement, we conveyed all of our interest in CBL back to the former owners in exchange for surrender and cancellation of 3,000,000 shares of Company stock issued to them in connection with acquisition of CBL and the cancellation of $1,000,000 in convertible notes payable to them. Also as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company.

NOTE 7   Notes Receivable

On June 5, 2003, we agreed to lend TouchVision $50,000 in two equal installment of $25,000 each. Interest accrued on the unpaid principal amount of the note at a rate equal to six percent per year. Interest accrued under the note is paid annually, with the first payment due June 5, 2004. All unpaid principal and interest are due June 29, 2005. At June 30, 2003, $25,000 had been advanced to TouchVision and accrued interest totaled $41. Subsequent to the TouchVision acquisition on September 1, 2003, this note receivable along with accrued interest thereon was reclassified to intercompany notes receivable and intercompany notes payable. Accordingly, these balances were eliminated in consolidation of the Company and its subsidiaries at December 31, 2003.

NOTE 8   Related Party Transactions

From time to time, Ms. McPherson and Ms. Hayman, officers of RMT, have advanced funds to RMT. The current balance of $15,379 is due December 31, 2004 and accrues interest at a rate of 6% per annum.

From time to time, certain shareholders of IRCA have advanced funds to IRCA. Of the current balance of $2,301,573, $750,000 is non-interest bearing and due June 30, 2004; $20,000 is non-interest bearing and has no fixed terms of repayment and the remaining amount due of $1,531,573 has no fixed terms of repayment and bears interest at a Republic of South Africa Bank prime rate.
                                     16

On December 17, 2003, we entered into an agreement with Titan Aviation Ltd. ("Titan"), a Guernsey company, for the purpose of having Titan act as our representative in our acquisition of IRCA. The managing director of Titan is Mr. Martin Steynberg, a member of our board of directors and a shareholder in IRCA Investments (Proprietory) Limited which owns 49% of IRCA. Under the terms of the agreement, the Company will pay Titan four million rand or approximately $612,668 on March 1, 2004.

From time to time certain shareholders of Riverbend have advanced funds to Riverbend. The current balance of $325,544 is non-interest bearing and these are no fixed terms for repayment.

As of July 15, 2002, Trinity entered in a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly Kings Peak Advisors, LLC with automatic renewal for a 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide the Company with general corporate, financial, business development and investment advisory services on a non-exclusive basis. GCP is a private company whose principals are Douglas Cole and Edward Mooney, who are officers and directors of Trinity, and Mr. Swindells. The Advisory Agreement was suspended in August 2003.

The Advisory Agreement provided that GCP would be compensated for its various advisory services as follows: (i) for general corporate advisory services, an initial retainer of $25,000 and a fee of $20,000 per month throughout the term of the agreement, payable, at GCP's option, in shares of common stock at a price per share equal to $0.025; (ii) for financial advisory services, a fee based on 10% of the gross proceeds of any equity financings and/or 1.5% of any gross proceeds of debt financings that are completed by underwriters or placement agents introduced by GCP, as well as any fees which may be due to GCP for its assistance in identifying prospective investors pursuant to terms and conditions of offering memoranda issued by the Company; (iii) for merger and acquisition services involving a transaction resulting from a contact provided by GCP, a sliding fee based on a percentage of the value of the transaction, subject to an additional $100,000 bonus in the event the transaction is valued at $3,000,000 or more; (iv) in respect of general business development advisory services, a fee to be negotiated with GCP based upon certain agreed-upon fee parameters between the parties; and (v) in respect of debt, credit or leasing facilities, a fee to be negotiated on a case-by-case basis.

Trinity acknowledged that it was indebted to GCP for prior services rendered since April 1, 2002 in the amount of $30,000, up to 50% of which amount is payable, at GCP's option, in shares of common stock at a price per share of $0.025. The total number of shares of common stock issuable to GCP under the Advisory Agreement may not exceed 4,400,000 shares. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $205,000, $187,087 has been paid to GCP, leaving a balance owing at December 31, 2003 of $17,913.

As of July 31, 2002, we entered into a Advisory Agreement with European American Securities, Inc. ("EAS") pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated. Such fees to be paid in cash or our common stock, at EAS' option. Through December 31, 2003, EAS had earned a total of $734,773 under the Advisory Agreement. Of the balance of $734,773, $429,773 has been paid to EAS, leaving a balance owing at December 31, 2003 of $305,000, of which, $125,000 or 250,000 shares was paid to EAS in the Company's common stock in January 2004.

As of August 8, 2002, Trinity formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to the Company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to Trinity. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, comprising Messrs. Cole, Mooney, Swindells and EAS. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA Note is convertible and Mr. Swindells acquired the right to acquire 1,000,000 shares. Fifty percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of Trinity's board of directors. As of December 31, 2003, 3,200,000 shares of our common stock had been issued pursuant to the terms of the GMA Note.

From time to time, since inception of our current operating strategy, Mr. Swindells has provided short-term working capital loans on a non-interest bearing basis. During our previous fiscal year, we were advanced $145,000 by Mr. Swindells, and during the transition period from October 1, 2002 to June 30, 2003, we were advanced an additional $780,000 by Mr. Swindells. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the $925,000 note
balance then outstanding.   In November 2003, the remaining balance of
$425,000 was converted in to 850,000 shares of common stock and issued to Mr. Swindells.

NOTE 9 - Notes Payable

On December 31, 2003, notes payable to accredited investors and related parties totaled $2,901,285 as compared with $2,147,151 at June 30, 2003. The notes bear interest between the rates of 0% and 12% per annum, some of which are secured by our common stock. Certain notes are convertible into the Company's common stock.

The Company has the following notes payable obligations:

                                                             December         June
                                                             31, 2003      30, 2003
                                                           ------------  ------------

Note payable to related parties; see Note 8
for due date, plus interest payable at 7% per annum.      $     15,379  $          -

Unsecured note payable to a related party, IRCA
investments, non-interest bearing, see Note 8 for
due dates.                                                     750,000             -

Unsecured note payable to a related party, IRCA
investments, non-interest bearing and no fixed
terms of repayment, see Note 8.                                 20,000             -

Unsecured notes payable to a related party, IRCA
Investments, has no fixed terms of repayment and
bears interest at a rate of prime.  See Note 8.              1,531,573             -

Unsecured notes payable, due to Riverbend
shareholders, has no fixed terms of repayment and
is non-interest bearing.  See Note 8.                          325,544             -

Borrowings under revolving line of credit issued by
a bank, plus interest payable at prime plus 2.625%.             99,950             -

Borrowings under revolving line of credit issued by
a bank, plus interest payable at prime plus 6.75%.              34,076             -

Borrowings under revolving line of credit issued by
a third party creditorbank, plus interest payable
at prime plus 1.99%.                                            15,003             -

Notes payable to third party individuals, due
September 1, 2006, plus interest payable at 10%
per annum.                                                      94,045             -

Unsecured convertible notes payable due on December
1, 2003, see Note 8.                                                 -       925,000

Note payable to bank due October 29, 2004, plus
interest payable annually at 9.5%, secured by vehicle.           15,715            -

Unsecured notes payable to a related party see Note 6.               -       222,151

Convertible notes payable to a related party, see Note 6.            -     1,000,000

     Total Notes Payable                                     2,901,285     2,147,151
                                                           ------------  ------------
  Less: Current Maturities                                      15,715    (2,147,151)
                                                           ------------  ------------
     Long Term Notes Payable                              $  2,885,570  $          -
                                                           ============  ============

NOTE 10 - Stockholders' Equity

On December 2, 2002, at a special meeting of our shareholders, the 2002 Stock Plan was approved. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months. As of December 31, and June 30, 2003, 4,047,000 and 2,447,000 options, respectively, have been granted at prices ranging from $0.05 per share to $0.50 per share of which 1,453,390 and 963,625 were vested as of December 31 and June 30, 2003, respectively.

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

Between June and October 2003, we received subscriptions to our May 2003 Private Placement Memorandum ("May 2003 PPM") totaling $5,073,300 from outside investors to purchase 5,073,300 units at a price of $1.00 per unit. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00. In connection with the May 2003 Private Placement, we issued to various financial advisors, 567,160 additional shares of our common stock and five-year warrants to purchase 200,050 shares of our common stock.

As of July 31, 2002, we entered into an Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission raging from 5% to 7% based on the type of transaction consummated. Such fees to be paid in cash or our common stock, at EAS' option. Through December 31, 2003, EAS had earned a total of $734,773 under the Advisory Agreement. Of the balance of $734,773, $429,773 has been paid to EAS, leaving a balance owing at December 31, 2003 of $305,000 of which, $125,000 or 250,000 shares was paid to EAS in the Company's common stock in January 2004.

From time to time, since inception of our current operating strategy, Mr. Swindells has provided short-term working capital loans on a non-interest bearing basis. During our previous fiscal year, we were advanced $145,000 by Mr. Swindells, and during the transition period from October 1, 2002 to June 30, 2003, we were advanced an additional $780,000 by Mr. Swindells. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the $925,000 note balance then outstanding. In November 2003, the remaining balance of $425,000 was converted into 850,000 shares of common stock and issued to Mr. Swindells.

Finally, 100,000 shares of the Company's common stock were issued to Mr. Posner for finders' fees and for the Riverbend transaction.

NOTE 11   Stock Option Plan

On December 2, 2002, at a special meeting of our shareholders, the 2002 Stock Plan was approved. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months.

The following schedule summarizes the activity during the three months ended December 31, 2003.

                                                       2002 STOCK PLAN
                                                  -------------------------
                                                                 Weighted
                                                                  Average
                                                    Number of    Exercise
                                                     Shares       Price
                                                 ------------  ------------
Number of SharesWeighted Average Exercise Price
Outstanding at  September 30, 2003                 3,182,000  $       0.23
Options Granted                                      925,000          0.50
Options Exercised                                          -             -
Options Canceled                                     565,000          0.24
  Options Outstanding at December 31, 2003         3,542,000  $       0.36
  Options Exercisable at December 31, 2003         1,448,938  $       0.30

The following schedule summarizes the activity during the six months ended December 31, 2003.

                                                         2002 STOCK PLAN
                                                 --------------------------
                                                                 Weighted
                                                                  Average
                                                    Number of    Exercise
                                                     Shares       Price
                                                 ------------  ------------

Outstanding at June 30, 2003                       2,447,000  $       0.23
Options Granted                                    1,660,000          0.50
Options Exercised                                          -             -
Options Canceled                                     565,000          0.24
  Options Outstanding at December 31, 2003         3,542,000  $       0.36
  Options Exercisable at December 31, 2003         1,448,938  $       0.30

In accordance with Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation," option expense of $41,835 and $100,569 was recognized for the three months and six months ended December 31, 2003, respectively:

                                                                 December
                                                                 31, 2003
                                                               ------------

  Five-Year Risk Free Interest Rate                                  3.27%
  Dividend Yield                                                       Nil
  Volatility                                                           Nil
  Average Expected Term (Years to Exercise)                              5

Stock options outstanding and exercisable under 2002 Stock Plan as of December 31, 2003 are as follows:

                                                Average
                                 Weighted      Remaining                    Weighted
       Range of     Number of     Average     Contractual      Number        Average
       Exercise      Options     Exercise         Life       Of Options     Exercise
        Price      Outstanding     Price        (Years)        Vested         Price
     -----------   -----------  -----------   -----------   -----------   -----------
         $0.05        600,000       $0.05         3.8          334,110        $0.05
         $0.25      1,049,000       $0.25         3.9          540,164        $0.25
         $0.50      1,893,000       $0.50         4.7          574,664        $0.50


NOTE 12 - Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. However, we have undertaken the following to meet our liquidity requirements:

     (a) Seek additional funding through senior convertible bridge notes to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities. In January 2004, we commenced a $3,000,000 offering of senior convertible bridge notes to accredited investors, the proceeds of which will be used for (i) corporate administration, (ii) the expansion of subsidiary operations, and (iii) expenses and funds advanced for acquisitions in 2003. In conjunction with the offering, we have engaged various financial advisory firms and other finders to identify prospective investors. We anticipate closing the offering by February 29, 2004.

     (b) Generate sufficient cash flow to sustain and grow subsidiary operations and, if possible, create excess cash flow for corporate administrative expenses through our operating subsidiaries; and

     (c) Identify prospective acquisition targets with sufficient cash flow to fund subsidiary operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses.

Trinity's future capital requirements will depend on its ability to successfully implement these initiatives and other factors, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets, and overall financial market conditions in the United States and other countries where we will seek prospective investors.

NOTE 13   Subsequent Events

We have entered into a definitive agreement to acquire Virtual Learning Partners SA ("VILPAS"), a learning services company headquartered in Oslo, Norway. We anticipate closing this transaction within the next 30 days.
We will acquire VILPAS through a combination of stock and cash payments. Among its various business development initiatives, VILPAS is majority owner of FunkWeb, also headquartered in Oslo. FunkWeb is a leading provider of workplace training and retraining for disabled persons. In conjunction with national and local employment programs, FunkWeb has a successful track record in providing disabled persons with skills, certifications and job placement services primarily related to information technologies, web-based systems, and computing. The minority partner in FunkWeb is the Norwegian Federation of Functionally Disabled People, a non-government organization (NGO) representing many of the country's associations and programs for the disabled.

Beginning February 2004, we had received subscriptions to our January 2004 Offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes") totaling $1,060,000. The Notes will mature in twelve months plus accrued interest at a rate of 7% per annum. The Notes will be convertible at 80% of the "Next Equity Financing" offering price. The Next Equity Financing shall mean a common stock equity financing in which proceeds equal or exceed $5,000,000, which shall include any principal or interest accrued under the Notes. The Company expects to complete the Next Equity Financing in early 2004. In addition, for each $1.00 invested, the investor shall receive a 5 year warrant to purchase a share of the Company's common stock at $1.00 per share.

On February 23, 2004, Trinity Learning Corporation (the "Company") announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with ProsoftTraining, a Nevada corporation ("Prosoft"), and MTX Acquisition Corp., a Utah corporation and a wholly-owned subsidiary of Prosoft (the "Merger Sub"), pursuant to which the Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation wholly-owned by Prosoft (the "Merger"). Upon completion of the Merger, holders of Company common stock will be entitled to receive one (1) share (the "Exchange Ratio") of Prosoft common stock for each share of Company common stock held by them. Prosoft will assume all outstanding options to purchase shares of Company common stock, which will become exercisable to purchase the number of shares of Prosoft common stock at the exercise price as adjusted by the Exchange Ratio. The Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval of the stockholders of each of the Company and Prosoft, effectiveness of the Form S-4 Registration Statement to be filed by Prosoft, regulatory approvals, satisfactory agreements with certain creditors and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on June 30. This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Transition Report on Form 10-KSB for the period ended June 30, 2003, filed on November 17, 2003, under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Transition Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. This Management's Discussion and Analysis ("MDA") should be read in conjunction with the Consolidated Financial Statements and the footnotes for the three months ended September 30, 2003 included elsewhere in this report as well as the MDA and the Consolidated Financial Statements included in the Transition Report on Form 10-KSB for the transition period from October 1, 2002 to June 30, 2003, which was previously filed with the Securities and Exchange Commission.

                                  OVERVIEW

We commenced a strategy in 2002 to acquire operating companies in strategic markets that have developed proprietary technology-enabled learning, training and certification services targeted at major customers in worldwide industries. Our mission is to become a leading global learning solution corporation through acquisition, business development and strategic relationships. provide advanced learning solutions around the world for corporations, organizations and individuals. Our mission is to become a leading global learning solution corporation through acquisition, business development and strategic relationships. We commenced our strategy in 2002 to acquire operating companies in strategic markets that have developed proprietary technology-enabled learning, training and certification services targeted at major customers in worldwide industri We earn revenues from selling our services to medium to large companies and organizations that provide workplace training and certification to their employees. The principal components of our costs of sales are labor costs for employees who are directly involved in providing services to clients. Other costs of sales include expenses associated with specific projects including materials and incidental expenses. Operating expenses include salaries and benefits for management, administrative, marketing and sales personnel, research and development, occupancy and related overhead costs.

                                     24
     Following our initial acquisition of CBL, and related companies, discussed below, our corporate development efforts in 2003 were concentrated on the identification of additional acquisition candidates including due diligence, negotiation of terms and conditions, and the development of integration and financing strategies for each acquisition. We have also focused on raising growth capital through private placements to be used as working capital for Trinity and our subsidiaries. On September 1 and December 1, 2003, respectively, we completed the following four non-related acquisitions. Additional information concerning these transactions and the various companies involved were filed on Forms 8-K.

     TouchVision (California)

     We completed the acquisition of all of the issued and outstanding shares of TouchVision, Inc., a California corporation ("TouchVision") that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. We had previously loaned TouchVision the sum of $50,000 in June and July, 2003 by way of bridge financing pending completion of the
acquisition.   In connection with the acquisition, TouchVision entered into substantially similar employment agreements with each of Messrs. Gregory L. Roche and Larry J. Mahar, the former principals of TouchVision, which have a term of two years and provide for annual salaries of $120,000. On October 1, 2003, we advanced $150,000 to TouchVsion the proceeds of which were used to pay off a loan payable to a bank, which was guaranteed by the Small Business Administration.

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

     Riverbend Group Holdings (Proprietary) Limited (South Africa)

     We completed the acquisition of 51% of the issued and outstanding shares of Ayrshire Trading Limited, a British Virgin Islands company ("Ayrshire") that owns 95% of Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), a South African company that provides learning services to corporations and individuals in South Africa. We also acquired
the option to purchase the remaining 49% of Ayrshire.   In consideration
for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of US$20,000, which amount is convertible from time to time, but no later than December 30, 2006, into a maximum of 2,000,000 restricted shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The Ayrshire shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006.

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

     IRCA

     On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, healthy environment and quality assurance ("SHEQ"). IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA.

     In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible into a maximum of 4,500,000 shares, under certain conditions, of the Company's common stock, (ii) agreed to advance $500,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as conditionally redeemable common stock at $0.50 per share. The remaining $20,000 in promissory notes has been classified as intercompany note payable and eliminated in the consolidation of the Company and its subsidiaries at December 31, 2003.

     Competency Based Learning, Inc.

      In December 2003, we completed the sale of our interests in CBL Global Corporation ("CBL Global") and its Australian subsidiaries (collectively "CBL") to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL as described in our 10KSB filed with the U.S. Securities and Exchange Commission. We acquired CBL from its former owners in October 2002. Pursuant to the terms of the agreement, we have conveyed all our interest in CBL back to the former owners in exchange for surrender and cancellation of all shares of Trinity stock issued to them in connection with the acquisition of CBL and the of approximately $1,000,000 in convertible notes payable to them. Also as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company. We made the decision to divest our company of CBL following our acquisition in the autumn of 2003 of the four companies described above. Continued operation of CBL would have required significant cash infusion on behalf of the Company. Through IRCA, Trinity will continue to market CBL-related workplace learning content and products in Africa.
                                     26

CHANGE IN FISCAL YEAR

     On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align it with those of the companies we had already acquired or were at that time in the process of acquiring. The information presented in Transition Report on Form 10-KSB relates to the transition period October 1, 2002 through June 30, 2003.

     Results for six months of fiscal year 2004 reflect four months' results of operations for the three companies we recently acquired on September 1, 2003 and one month's result of operations for the company we
acquired on December 1, 2003.   CBL's activity is reflected for the period
July 1, 2003 through December 22, 2003.

     Revenues from our clients were $3,162,344 for the first six months of fiscal year 2004, compared with $62,660 for the same six months ended December 31, 2002. Of the total increase in revenues from our clients, approximately $3,100,000 was due to the four acquisitions described above that we made during the first six months of fiscal year 2004.

     We believe that the acquisitions we completed in the first six months of fiscal year 2004 will shift our business in the direction of markets that we believe offer good growth potential for the Company.

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

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity's commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value.
SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on July 1, 2003. See Note
2   Acquisitions and Divestitures.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"),
"Accounting for Stock-Based Compensation   Transition and Disclosure."
SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002, and thus, this disclosure is included in the table below. SFAS 148 also requires disclosure of pro-forma results on the interim basis as if the Company had applied the fair value recognition provisions of SFAS 123. The Company implemented the fair value based method of accounting for stock-based employee compensation during the transition period from October 1, 2002 to June 30, 2003. Implementing SFAS 148 did not impact the financial results of the Company significantly.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 has no significant impact on our financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company adopted SFAS 150 on October 1, 2003. Accordingly, adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

RELATED PARTY TRANSACTIONS

     From time to time, Ms. McPherson and Ms. Hayman, officers of RMT, have advanced funds to RMT. The current balance of $15,379 is due December 31, 2004 and accrues interest at a rate of 6% per annum.

     From time to time, certain shareholders of IRCA have advanced funds to IRCA. Of the current balance of $2,301,573, $750,000 is non-interest bearing and due June 30, 2004; $20,000 is non-interest bearing and has no fixed terms of repayment and the remaining amount due of $1,531,573 has no fixed terms of repayment and bears interest at a Republic of South Africa Bank prime rate.

     On December 17, 2003, we entered into an agreement with Titan Aviation Ltd. ("Titan"), a Guernsey company, for the purpose of having Titan act as our representative in our acquisition of IRCA. The managing partner of Titan is Mr. Martin Steynberg, a member of our board of directors and a shareholder in IRCA Investments (Proprietory) Limited which owns 49% of IRCA. Under the terms of the agreement, the Company will pay Titan four million rand or approximately $612,668 on March 1, 2004.

     From time to time certain shareholders of Riverbend have advanced funds to Riverbend. The current balance of $325,544 is non-interest bearing and these are no fixed terms for repayment.

     As of August 8, 2002, we formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to our company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to us. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, comprising Messrs. Cole, Mooney, and Swindells as well as European American Securities, Inc. ("EAS"). Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA
Note is convertible and Mr. Swindells acquired the right to acquire 1,000,000 shares. As of January 2003, all 3,200,000 shares of our common
stock had been issued pursuant to the terms of the GMA Note.   Fifty
percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors.

     As of July 15, 2002, we entered in a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly Kings Peak Advisors, LLC., automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Douglas Cole and Edward Mooney, who are officers and directors of our
company, and Theodore Swindells.   At its August 19, 2003 meeting, the
board of directors' voted to suspend the Advisory Agreement from August 15, 2003 until January 2004. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $205,000, $187,087 was paid to GCP, leaving a balance owing at December 31, 2003 of $17,913.

     As of July 31, 2002, we entered into a Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable in cash or the Company's common stock at EAS' option. Through December 31, 2003, EAS had earned a total of $734,773 under the Advisory Agreement. Of the balance of $734,773, $429,773 has been paid to EAS, leaving a balance owing at December 31, 2003 of $305,000 of which $125,000 or 250,000 shares in the Company's common stock was paid to EAS in January 2004.

     From time to time, since inception of our current operating strategy, Mr. Swindells has provided short-term working capital loans on a non-interest bearing basis. During our previous fiscal year, we were advanced
$145,000 by Mr.   Swindells, and during the transition period from October
1, 2002 to June 30, 2003, we were advanced an additional $780,000 by Mr. Swindells. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the loan balance then outstanding. In November 2003, the remaining balance of $425,000 was converted to 850,000 shares of common stock and issued to Mr. Swindells.

                           RESULTS OF OPERATIONS

    SECOND QUARTER ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

     Our gross sales revenues were $2,545,557 for the quarter ended December 31, 2003, as compared to $62,660, the amount we reported for the quarter ended December 31, 2002. The increase in revenues was primarily due to the CBL, TouchVision, RMT, Danlas and Riverbend acquisitions ("acquisitions") which provided the revenues for the second quarter of fiscal year 2004.

     Costs of sales for the quarter ended December 31, 2003, which consist of labor and hardware costs, and other incidental expenses, increased by $801,286, as compared to $0 for the same period last year. This increase was a result of the acquisitions, which increased costs of sales.

     Our gross profit was $1,744,271 for the quarter ended December 31, 2003, as compared to $62,660, the amount we reported for the quarter ended December 31, 2002. The increase in gross profit was due to the acquisitions, which provided $1,744,271 in gross profit.

                                     30
     Operating expenses for the quarter ended December 31, 2003 increased by $2,611,872, or 400%, over the amount we reported for the same period last year. The increase in operating expenses was primarily due to the additional labor, benefits, travel and entertainment expense in the acquired companies during the second three months of fiscal year 2004 and an increase in amortization expense as a result of the capitalization of intellectual property acquired from TouchVision, RMT, Danlas, and Riverbend. Net interest expense for the quarter ended December 31, 2003 increased by $9,217 due to the additional interest paid on various loans incurred immediately prior to the period.

     We reported net loss available for common shareholders of $1,618,052, or $0.07 per share on a diluted basis, for the quarter ended December 31, 2003, compared with a net loss of $612,933, or $0.10 per share on a diluted basis, for the same period last year.

     SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

     Our gross sales revenues were $3,162,344 for the six months ended December 31, 2003, as compared to $62,660, the amount we reported for the six months ended December 31, 2002. The increase in revenues was primarily due to the CBL, TouchVision, RMT, Danlas and Ayrshire acquisitions ("acquisitions") which provided the revenues for the second six months of fiscal year 2004.

     Costs of sales for the six months ended December 31, 2003, which consist of labor and hardware costs, and other incidental expenses, increased by $1,049,378, as compared to $0 for the same period last year. This increase was a result of the acquisitions, which increased costs of sales.

     Our gross profit was $2,112,966 for the six months ended December 31, 2003, as compared to $62,660, the amount we reported for the six months ended December 31, 2002. The increase in gross profit was due to the acquisitions, which provided all of the gross profit.

     Operating expenses for the six months ended December 31, 2003 increased by $3,517,646 or 335%, over the amount we reported for the same period last year. The increase in operating expenses was primarily due to the additional labor, benefits, travel and entertainment expense in the acquired companies during the second three months of fiscal year 2004 and an increase in amortization expense as a result of the capitalization of intellectual property acquired from CBL Global, TouchVision, RMT, Danlas, and Riverbend. Net interest expense for the six months ended December 31, 2003 increased by $3,978 due to the additional interest paid on various loans incurred immediately prior to the period.

     We reported net loss available for common shareholders of $2,529,632, or $0.13 per share on a diluted basis, for the six months ended December 31, 2003, compared with a net loss of $1,017,754 or $0.35 per share on a diluted basis, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of December 31, 2003 was $13,718,545, as compared to $11,188,913 as of June 30, 2003.

     At December 31, 2003, we had a cash balance of $1,470,152 compared to
$86,511 at June 30, 2003.   Net cash used by operating activities during
the six months ended December 31, 2003 was $2,389,078, attributable primarily to our loss from operations of $2,529,632. Cash generated by financing activities was $3,947,441 for the six months ended December 31, 2003 representing the net of repayments under short-term notes of $500,000, financing fees of $470,510 and $5,073,300 in proceeds from issuance of common stock.

     Accounts receivable increased from $42,719 at June 30, 2003 to $3,750,685 at December 31, 2003. This increase is due to receivables owed to the four subsidiaries we acquired during the autumn of 2003.

     Accounts payable increased from $391,872 at June 30, 2003 to $2,304,384 at December 31, 2003. This increase is attributable to expenses incurred in connection with our acquisitions, and our continuing corporate expansion during the year.

     We commenced a private offering of our securities in May 2003. As of October 31, 2003, we had closed the offering and raised an aggregate of $5,073,300. Of these funds, $141,719, $87,108, $277,625, $1,000,000 and
$20,000 were advanced as loans to our subsidiaries, CBL Global, RMT, TouchVision, Riverbend, and IRCA, respectively, $470,510 was paid in commissions to financial advisors for fundraising activities, and $500,000 was repaid on short-term promissory notes to a related party.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital lease, during the first six months of fiscal years 2004 and 2003 were $19,963 and $6,389, respectively.

     Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. However, we have undertaken the following to meet our liquidity requirements:

     (a) Seek additional funding through senior convertible bridge notes to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities. In January 2004, we commenced a $3,000,000 offering of senior convertible bridge notes to accredited investors, the proceeds of which will be used for (i) corporate administration, (ii) the expansion of subsidiary operations, and (iii) expenses and commitments made for acquisitions in 2003. In conjunction with the offering, we have engaged various financial advisory firms and other finders to identify prospective investors. We anticipate closing the offering by February 29, 2004.

     (b) Generate sufficient cash flow to sustain and grow subsidiary operations and, if possible, create excess cash flow for corporate administrative expenses through our operating subsidiaries; and

     (c) Identify prospective acquisition targets with sufficient cash flow to fund subsidiary operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses.

     Trinity's future capital requirements will depend on its ability to successfully implement these initiatives and other factors, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets, and overall financial market conditions in the United States and other countries where we will seek prospective investors.

     To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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

                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On September 12, 2003, we filed a Complaint in the United States District Court for the District of Utah, Central Division, against CBL Global Corporation ("CBL Global") (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of CBL-California, (Case No. 2:03CV00798DAK) alleging, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL-Global and Brian Kennedy, the sole shareholder of CBL-Australia. The First Amended Complaint alleges causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.

     The First Amended Complaint alleged, among other things, that the defendants were advised by CBL-California's accountant on September 18, 2002 that CBL-California's financial statements were misstated, and alleges that new restated financial statements were issued on September 19, 2002. The First Amended Complaint alleged, however, that the restated financial statements were not provided to us prior to the October 1, 2002 closing of the merger.
                                     33

     In December, 2003, we sold our interests in CBL Global and its Australian subsidiaries (collectively "CBL"), Messrs. Scammell and Kennedy, to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL. Pursuant to the terms of the agreement, we have conveyed all of our interest in CBL back to the former owners in exchange for surrender and cancellation of 3,000,000 shares of Trinity stock issued to them in connection with acquisition of CBL and the cancellation of $1,000,000 in convertible notes payable to them. Also as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company.

ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ").
IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company
(i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible into a maximum of 4,500,000 shares of the Company's common stock, (ii) agreed to advance $500,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock., which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

     During the period June 1, 2003 to October 31, 2003, we sold by way of private placement an aggregate of 5,073,300 units at a price of $1.00 per unit, for aggregate consideration of $5,073,300. Each unit comprised two shares of our common stock and two warrants, each exercisable for one additional share of our common stock. In addition, each unit carried the right to acquire an additional warrant to purchase, under certain conditions, up to one additional share of common stock. In connection with the private placement, we paid $470,510 in commissions and issued to various financial advisors 567,160 additional shares of our common stock and five-year warrants to purchase 200,050 shares of our common stock. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

     During the period from September 27, 2002 to June 30, 2003 we issued convertible unsecured promissory notes to Mr. Swindells, who lends money to us from time to time on a non-interest bearing basis, in the total principal amount of $925,000. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the note is outstanding. In September 2003, we repaid $500,000 on the note balance then outstanding. On October 30, 2003, we converted the balance of $425,000 to 850,000 shares of our common stock and issued warrants to purchase an additional 850,000 shares of common stock for $1.00 per share on terms identical to those of our private placement offering described in the above paragraph. In November 2003, the remaining balance of $425,000 was converted in to 850,000 shares of common stock and issued to Mr. Swindells. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.
                                     34
     As of July 31, 2002, we entered into a Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable in cash or the Company's common stock at EAS' option. Through December 31, 2003, EAS had earned a total of $734,773 under the Advisory Agreement. Of the balance of $734,773, $429,773 has been paid to EAS, leaving a balance owing at December 31, 2003 of $305,000 of which $125,000 or 250,000 shares in the Company's common stock was paid to EAS in January 2004. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

     Beginning February 2004, we had received subscriptions to our January 2004 Offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes") totaling $1,060,000. The Notes will mature in twelve months plus accrued interest at a rate of 7% per annum. The Notes will be convertible at 80% of the "Next Equity Financing" offering price. The Next Equity Financing shall mean a common stock equity financing in which proceeds equal or exceed $5,000,000, which shall include any principal or interest accrued under the Notes. The Company expects to complete the Next Equity Financing in early 2004. In addition, for each $1.00 invested, the investor shall receive a 5 year warrant to purchase a share of the Company's common stock at $1.00 per share.

     Finally, 100,000 shares of the Company's common stock were issued to Mr. Posner for finders' fees and for the Riverbend transaction. In our opinion, the offer and sale of these securities was exempt by virtue of
Section 4(2) of the Securities Act and the rules promulgated there under.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.


                                     35

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

The following exhibits are filed herewith:

     10.1      Agreement dated August 9, 2003 between the Company and
               London Court Ltd.
     10.2 Agreement dated May 30, 2003 between the Company and ACAP Financial, Inc.
     10.3 Agreement dated May 29, 2003 between the Company and Merriman Curhan Ford & Co.
     10.4 Agreement dated April 11, 2003 between the Company and TN Capital Equities, Ltd.
     10.5 Agreement dated December 17, 2003 between the Company and Titan Aviation Ltd.
     31.1      Certification of the Company's Chief Executive Officer
     31.2      Certification of the Company's Chief Financial Officer
     32.1      Certification of the Company's Chief Executive Officer
     32.2      Certification of the Company's Chief Financial Officer

     (b) Reports on Form 8-K


     1. On November 18, 2003, we filed a Current Report on Form 8-K concerning our acquisition of River Murray Training Pty. Ltd.

     2. On November 25, 2003, we filed a Current Report on Form 8-K amending the report on Form 8-K filed on September 16, 2003, concerning our acquisition of TouchVision, Inc.

     3. On November 28, 2003, we filed a Current Report on Form 8-K amending the report on Form 8-K filed on September 16, 2003, concerning our acquisition of Riverbend Group Holding (Pty.) Ltd.
We filed the following reports on Form 8-K during the quarter ended September 30, 2003:

     4. On December 17, 2003 we filed a Current Report on Form 8-K concerning our acquisition of Danlas Limited.



                                     36

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRINITY LEARNING CORPORATION

February 23, 2004                  By: /S/ DOUGLAS D. COLE
                                       -----------------------------------
                                   Douglas D. Cole
                                   Chief Executive Officer

February 23, 2004                  By: /S/ CHRISTINE R. LARSON
                                       -----------------------------------
                                       Christine R. Larson
                                       Chief Financial Officer