Form 10QSB
period 2004-03-31
TRINITY LEARNING CORP
filed 2004-05-17
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2004

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

Yes [X] No [ ]

As of May 7, 2004, 27,728,466 shares of the issuer's Common Stock, no par value per share, were outstanding.



               TRINITY LEARNING CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS:
OUR ABILITY TO SUCCESSFULLY INTEGRATE TOUCHVISION, INC. ("TOUCHVISION"), RIVER MURRAY TRAINING PTY LTD ("RMT"), TRINITY LEARNING AS (F/K/A VIRTUAL LEARNING PARTNERS AS) SA ("VILPAS") , AND OUR MAJORITY INTERESTS IN AYRSHIRE TRADING LIMITED ("AYRSHIRE") AND DANLAS LIMITED ("DANLAS"); DETERIORATION IN CURRENT ECONOMIC CONDITIONS; OUR ABILITY TO PURSUE BUSINESS STRATEGIES; PRICING PRESSURES; CHANGES IN THE REGULATORY ENVIRONMENT; OUTCOMES OF PENDING AND FUTURE LITIGATION; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL TRADE; MONETARY AND FISCAL POLICIES; OUR ABILITY TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets March 31, 2004, and June 30, 2003. Consolidated Statements of Operations and Comprehensive Income Three and Nine Months Ended March 31, 2004 and 2003.
          Consolidated Statements of Cash Flows Three and Nine Months Ended March 31, 2004 and 2003
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.   Controls and Procedures



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

SIGNATURES



                                   PART I
                           FINANCIAL INFORMATION

                 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
               Trinity Learning Corporation and Subsidiaries
                         Consolidated Balance Sheet

                                                      March 31, 2004  June 30, 2003
                                                        (Unaudited)
                                                      -------------- --------------
     Assets
     ------
Current Assets
  Cash                                                $     971,849  $      86,511
  Accounts Receivable, net                                3,919,391         42,719
  Interest Receivable                                             -             41
  Prepaid Expense and Other Assets                          360,951         97,944
                                                      -------------- --------------
     Total Current Assets                                 5,252,191        227,215
                                                      -------------- --------------
Property & Equipment (Note 3)
  Furniture & Equipment                                   1,408,553         53,385
  Accumulated Depreciation                                 (253,058)        (7,824)
                                                      -------------- --------------
     Net Property & Equipment                             1,155,495         45,561
                                                      -------------- --------------
Intangible Asset
  Goodwill (Note 2)                                       1,914,881        524,800
  Technology-Based Asset, net (Notes 2 and 4)             2,150,794        425,765
                                                      -------------- --------------
     Net Intangible Assets                                4,065,675        950,565
                                                      -------------- --------------
Restricted Cash (Note 2)                                    500,000              -
Note Receivable (Note 7)                                          -         25,000
Other Assets                                                338,489         94,003
                                                      -------------- --------------
     Total Assets                                     $  11,311,850  $   1,342,344
                                                      ============== ==============




      The accompanying notes are an integral part of these financial statements.
                                          3


                    Trinity Learning Corporation and Subsidiaries
                              Consolidated Balance Sheet

                                                      March 31, 2004  June 30, 2003
                                                        (Unaudited)
                                                      -------------- --------------

               Liabilities, Minority Interest and Stockholders' Equity
               -------------------------------------------------------
Liabilities
  Accounts payable                                    $   2,538,840  $     391,872
  Accrued expenses                                        1,278,347        270,270
  Interest payable                                                -         63,987
  Deferred Revenue (Note 1)                                 645,934              -
  Notes Payable - Current (Note 9)                          575,234             -
  Notes Payable - Related Parties (Notes 8 and 9)         2,732,420      2,147,151
                                                      -------------- --------------
     Current Liabilities                                  7,770,775      2,873,280
                                                      -------------- --------------
  Notes Payable - Long Term (Notes 8 and 9)                 240,074              -
                                                      -------------- --------------
     Total Liabilities                                    8,010,849      2,873,280
                                                      -------------- --------------
Minority Interest                                            68,494              -
                                                      -------------- --------------
Stockholders' Equity
  Preferred Stock, 10,000,000 Shares at No Par Value;
   No Shares Issued and Outstanding                               -              -
  Common Stock, 100,000,000 Shares Authorized at No
   Par Value, 27,665,966 and 14,956,641 shares Issued
   and Outstanding, Respectively                         15,412,641      9,693,447
  Conditionally redeemable common stock, 4,500,000 and
   0 Shares, respectively, at No Par Value                2,750,000              -
  Accumulated Deficit                                   (15,015,580)   (11,188,913)
  Subscription Receivable                                         -        (35,000)
  Other Comprehensive Income                                 85,446           (470)
                                                      -------------- --------------
     Total Stockholders' Equity                           3,232,507     (1,530,936)
                                                      -------------- --------------
     Total Liabilities, Minority Interest and
     Stockholders' Equity                             $  11,311,850  $   1,342,344
                                                      ============== ==============




 The accompanying notes are an integral part of these financial statements.
                                     4

               Trinity Learning Corporation and Subsidiaries
                    Consolidated Statement of Operations


                                 For the Three Months        For the Nine Months
                                   Ended on March 31,         Ended on March 31,
                                   2004          2003          2004         2003
                             --------------------------   --------------------------
                                    (Unaudited)                   (Unaudited)
                             --------------------------   --------------------------
Revenue
-------
  Sales Revenue               $ 4,280,305   $    95,192   $ 7,442,802  $   164,660
  Cost of Sales                (1,476,997)            -    (2,526,528)           -
                              ------------  ------------  ------------ ------------
     Gross Profit               2,803,308        95,192     4,916,274      164,660
                              ------------  ------------  ------------ ------------

Expenses
--------
  Salaries & benefits           2,993,436       369,222     5,211,883      673,001
  Professional fees               282,402       252,907       843,088      758,336
  Selling, general &
   administrative                 906,423       104,039     2,238,386      362,232
  Depreciation & amortization     289,462         3,229       745,582        5,675
                              ------------  ------------  ------------ ------------
     Total expenses             4,471,723       729,397     9,038,939    1,799,244
                              ------------  ------------  ------------ ------------
     Loss from operations      (1,668,415)     (634,205)   (4,122,665)  (1,634,584)
                              ------------  ------------  ------------ ------------
Other Income (Expense)
----------------------
  Interest expense, net           (72,699)      (30,287)     (107,521)     (67,170)
  Foreign Currency Gain (Loss)        520             -        (4,463)           -
                              ------------  ------------  ------------ ------------
     Total Other Income
     (Expense)                    (72,179)      (30,287)     (111,984)     (67,170)

Minority Interest                (443,560)            -      (407,982)           -
                              ------------  ------------  ------------ ------------
   Loss before Taxes           (1,297,034)     (664,492)   (3,826,667)  (1,701,754)
     Taxes                              -             -             -            -
                              ------------  ------------  ------------ ------------
   Net Loss                   $(1,297,034)  $  (664,492)  $(3,826,667) $(1,701,754)
                              ============  ============  ============ ============
Net Loss Per Common Share
  Basic                       $     (0.05)  $     (0.07)  $     (0.17) $     (0.25)
                              ============  ============  ============ ============
  Diluted                     $     (0.05)  $     (0.07)  $     (0.17) $     (0.25)
                              ============  ============  ============ ============
Weighted Average Shares
Outstanding                    26,103,667     9,194,774    21,920,228    6,838,345
                              ============  ============  ============ ============


 The accompanying notes are an integral part of these financial statements.
                                     6

               Trinity Learning Corporation and Subsidiaries
               Consolidated Statement of Comprehensive Income

                                       Three Months              Three Months
                                   Ended on March 31,         Ended on March 31,
                                   2004          2003          2004         2003
                             --------------------------   --------------------------
                                      (Unaudited)              (Unaudited)
                             --------------------------  --------------------------
                                   Before Tax Amount         After Tax Amount
     Net Loss                 $(1,297,034)  $  (664,492)  $(1,297,034) $  (664,492)
     Foreign Currency
      Translation Gain            151,573             -       151,573            -
                              ------------  ------------  ------------ ------------
     Comprehensive Loss       $(1,145,461)  $  (664,492)  $(1,145,461) $  (664,492)
                              ============  ============  ============ ============

                                      Nine Months                 Nine Months
                                  Ended on March 31,          Ended on March 31,
                                   2004          2003          2004         2003
                             --------------------------  --------------------------
                                    (Unaudited)                  (Unaudited)
                             --------------------------  --------------------------
                                 Before Tax Amount            After Tax Amount
     Net Loss                 $(3,826,667)  $(1,701,754)  $(3,826,667) $(1,701,754)
     Foreign Currency
      Translation Gain             85,444             -        85,444            -
                              ------------  ------------  ------------ ------------
     Comprehensive Loss       $(3,741,223)  $(1,701,754)  $(3,741,223) $(1,701,754)
                              ============  ============  ============ ============


















 The accompanying notes are an integral part of these financial statements.

                                     7

               Trinity Learning Corporation and Subsidiaries
                    Consolidated Statement of Cash Flows


                                                         For the Nine Months Ended
                                                                  On March 31,
                                                               2004         2003
                                                                      (Unaudited)
                                                         --------------------------
Cash flows from operating activities:
 Net loss                                                 $(3,826,667) $(1,701,754)
 Adjustments to reconcile net loss to cash used by
 operating activities:
  Depreciation and amortization                               745,582        5,675
  Non-cash effect for business acquisitions, and
   divestiture                                                620,518      132,325
  Minority Interest                                          (407,982)           -
  Foreign currency translation loss                             4,463            -
  Stock compensation                                          194,777            -
 Changes in current assets and liabilities, net of
 business acquired and business sold:
  Accounts receivable                                         262,317       33,526
  Interest receivable                                              41       (2,792)
  Prepaid expenses and other assets                          (333,294)        2,392
  Accounts payable, deferred revenue and accrued
   expenses                                                 1,310,800      (25,684)
  Interest payable                                             20,097       59,261
                                                          ------------ ------------
   Net cash used by operating activities                   (1,409,348)  (1,497,051)
                                                          ------------ ------------
Cash flows from investing activities:
 Payment for business acquisitions and divestiture,
   net of cash acquired                                    (3,187,301)           -
 Capital expenditures                                        (186,593)     (12,834)
                                                          ------------ ------------
   Net cash used by investing activities                   (3,373,894)     (12,834)
                                                          ------------ ------------
Cash flows from financing activities:
 Repayments under short-term notes                           (500,000)           -
 Borrowings under short-term notes                            793,247      990,621
 Payments for financing fees                                 (462,815)           -
 Proceeds from sale of common stock                         4,973,300      558,713
 Conversion of bridge loan to common stock                    836,000            -
 Exercise of warrants and options                              28,848            -
                                                          ------------ ------------
   Net cash provided by financing activities                5,668,580    1,549,334
                                                          ------------ ------------
   Net increase in cash                                       885,338       39,449

Cash at beginning of period                                    86,511        1,632
                                                          ------------ ------------
Cash at end of period                                     $   971,849  $    41,081
                                                          ============ ============

Supplemental information:
 Issuance of common stock for business acquisitions       $   975,000  $    75,000
                                                          ============ ============
 Issuance of conditionally redeemable common stock        $ 2,750,000  $         -
                                                          ============ ============
 Cancellation of subscriptions receivable                 $   (35,000)           -
                                                          ============ ============
 Cancellation of common stock and converible notes
 payable pursuant to the sale of CBL                      $(2,722,151) $         -
                                                          ============ ============



 The accompanying notes are an integral part of these financial statements.
                                     8


               Trinity Learning Corporation and Subsidiaries
                     Notes to the Financial Statements
                                (Unaudited)
                               March 31, 2004

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Transition Report on Form 10-KSB for the transition period from October 1, 2002 to June 30, 2003. On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. The results of operations for the nine months ended March 31, 2004, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our September 1, 2003 acquisitions of TouchVision, Inc. ("TouchVision"); River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire"), as well as our December 1, 2003 acquisition of Danlas Limited ("Danlas") and March 1, 2004 acquisition of Trinity Learning AS ("VILPAS"). Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("Riverbend"). These companies are collectively referred to as Riverbend. Danlas owns 51% of IRCA (Proprietary) Limited ("IRCA"). These companies are collectively referred to as IRCA.

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

Income (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income
(loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all dilutive potential shares of common stock issuable upon the exercise of conditionally redeemable shares, stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from the conversion of the conditionally redeemable stock, and exercise of the outstanding options and warrants were not included in the computation of DEPS, because their inclusion would have been antidilutive for the nine months ended March 31, 2004.

In accordance with the disclosure requirements of Statement of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

                                   Three Months Ended          Nine Months Ended
                                        March 31,                  March 31,
                                   2004          2003          2004         2003
                              ------------  ------------  ------------ ------------
Numerator - Basic
 Net (loss) available for
 common stockholders          $(1,297,394)  $  (664,492)  $(3,826,667) $(1,701,754)
Denominator - Basic
 Weighted-average common
 stock outstanding             26,103,667     9,194,774    21,920,228    6,838,345
 Basic (loss) per share       $     (0.05)  $     (0.07)  $     (0.17) $     (0.25)
Numerator-Diluted
 Net (loss) available for
 common stockholders          $(1,297,394)  $  (664,492)  $(3,826,667) $(1,701,754)
Denominator-Diluted
 Weighted-average common
 stock outstanding             26,103,667     9,194,774    21,920,228    6,838,345
Effect of dilutive
securities
 Conditionally redeemable
 common stock                           -             -             -            -
 Stock options                          -             -             -            -
 Warrants                               -             -             -            -
Diluted (loss) per share      $     (0.05)  $     (0.07)  $     (0.17) $     (0.25)

Deferred Revenue

Deferred revenue in the accompanying consolidated balance sheets represents advanced billings to clients in excess of costs and earnings on uncompleted contracts. As of March 31, 2004 and June 30, 2003, deferred revenue was $645,934 and $0, respectively. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

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

Goodwill and Other Intangibles Resulting from Business Acquisitions (In
Part)

The Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets," at the beginning of fiscal 2003. As required, the Company identified its reporting units and the amounts of goodwill, other intangible assets, and other assets and liabilities allocated to those reporting units. This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No.142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (v) intangible assets with finite lives will be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested for impairment upon adoption of the Statement, as well as annually thereafter. The Company completed its transitional goodwill impairment test during the third quarter of 2004 and had no impairment losses. Other intangible assets deemed to have an indefinite life are tested for impairment by comparing the fair value of the asset to its carrying amount. The Company does not have other intangible assets with indefinite lives. See Note 2 "Acquisitions and Divestitures" for more information.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company adopted SFAS 150 on September 1, 2003 and adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements and notes to conform to the 2004 presentation with no effect on consolidated net loss, equity or cash flows as previously reported.

NOTE 2   ACQUISITIONS AND DIVESTITURES

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. We had previously loaned TouchVision the sum of
$50,000 in June and July, 2003 by way of bridge financing pending
completion of the acquisition.   In connection with the acquisition,
TouchVision entered into substantially similar employment agreements with each of Messrs. Gregory L. Roche and Larry J. Mahar, the former principals of TouchVision, which have a term of two years and provide for annual salaries of $120,000. In conjunction with the acquisition of TouchVision, we issued 735,000 stock options pursuant to the 2002 Stock Plan at $0.50 per share. On October 1, 2003, we advanced $150,000 to pay off a loan payable to a bank, which was guaranteed by the Small Business Administration.

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of RMT. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. We also loaned US$49,000 to RMT for the purpose of repaying outstanding loans advanced to RMT by its former shareholders.

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend. We also
acquired the option to purchase the remaining 49% of Ayrshire.   In
consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The Ayrshire shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006.

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

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas. IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible under certain conditions into a maximum of 4,500,000 shares of the Company's common stock, (ii) agreed to advance $700,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as conditionally redeemable common stock at $0.50 per share. The remaining $20,000 in promissory notes has been classified as intercompany note payable and eliminated in the consolidation of the Company and its subsidiaries at March 31, 2004.
On May 13, 2004, Musca notified us their intention to convert two of the promissory notes for 51% and 23.9 % of the ownership of IRCA.

On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS, (f/k/a/ Virtual Learning Partners AS). In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date. On May 11, 2004, VILPAS notified us of their intention to convert the promissory note.

Purchased Intangible Assets

Changes in the net carrying amount of goodwill for the nine months ended March 31, 2004 are as follows:

          Balance as of June 30, 2003                 $ (524,800)
          Goodwill acquired during the period         $1,914,881
          Goodwill divested during the period         $ (524,800)
          Balance as of March 31, 2004                $1,914,881

The Company completed its first transitional goodwill impairment test during the third quarter of 2004 and had no impairment losses.
                                     14

The values assigned to the technology-based intangible assets are considered appropriate based on independent valuations. The technology-based intangible assets are being amortized over varying periods, as indicated by independent valuations, using the straight-line method. The following table sets forth the Company's acquired other intangible assets at March 31, 2004 and June 30, 2003, which will continue to be amortized:

                              2004                                2003
               ---------------------------------   ---------------------------------
                   Gross                     Net      Gross                   Net
                 Carrying  Accumulated    Carrying  Carrying  Accumulated  Carrying
                  Amount  Amortization     Amount    Amount  Amortization   Amount
                --------- ------------  ---------- --------- ------------ ---------
Amortizable
other
intangible
assets:
Trade name and
 trademarks     $429,841    $  22,390    $407,451  $      -    $       -  $      -
Backlog          448,000       74,479     373,521     3,882          582     3,300
Current and
 core
 Technology      414,579       48,395     366,184   584,002      166,321   417,681
Distributor
 Agreements      253,000       26,833     226,167         -            -         -
Customer
 Relationships   609,728       33,182     576,546         -            -         -
Other
 Intangibles     222,894       21,969     200,925     5,628          844     4,784
Total         $2,378,042     $227,248  $2,150,794  $593,512     $167,747  $425,765


Divestitures

In December, 2003, we sold our interests in CBL Global Corporation ("CBL Global") and its Australian subsidiaries (collectively "CBL") to Messrs. Scammell and Kennedy, the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL. Pursuant to the terms of the agreement, we conveyed all of our interest in CBL back to the former owners in exchange for surrender and cancellation of 3,000,000 shares of Company stock issued to them in connection with acquisition of CBL and the cancellation of $1,000,000 in convertible notes payable to them. Also, as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company.

Pro Forma Results

The operating results of CBL, TouchVision, RMT, Danlas and our interest in Ayrshire have been included in the accompanying consolidated financial statements from the date of acquisition forward and, for CBL, up to the date of divestiture. Accordingly, CBL business' results of operations were included from October 1, 2002 to December 22, 2003. The business results of operations of RMT, TouchVision and Ayrshire are included for the period September 1, 2003 through March 31, 2004. The business results of operations for Danlas are included for the period December 1, 2003 through March 31, 2004. The business results for VILPAS will not be included for March 2004 until the fourth quarter 2004 as its activity was de minimus to the Company's overall operating results.

The following unaudited pro forma financial information presents the combined results of operations of the Company and TouchVision, RMT, Danlas and our interest in Ayrshire as if these acquisitions had occurred at July 1, 2002. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the three and nine month periods ended March 31, 2004, and 2003, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                    Three Months Ended         Nine Months Ended
                                        March 31,                   March 31,
                               --------------------------  --------------------------
                                   2004          2003          2004          2003
                               ------------  ------------  ------------  ------------
Revenues                        $4,098,199    $4,001,089   $11,471,661    $9,774,108
Operating Profit(Loss)          $ (757,204)   $ (324,829)  $(2,710,270)   $  187,966

Net Loss Available for
Common Stockholders             $ (885,644)   $ (561,935)  $(3,168,635)   $ (868,089)

Net Loss per Common Share
 Basic                          $    (0.03)   $    (0.02)  $     (0.14)   $    (0.04)
 Diluted                             (0.03)        (0.02)        (0.14)        (0.04)


Finalization of Purchase Price

Certain information necessary to complete the purchase accounting for VILPAS is not yet available, including the completion of an independent valuation of its intangible assets. Purchase accounting will be finalized upon receipt of this independent valuation.

NOTE 3 - FIXED ASSETS

The Company capitalizes furniture and equipment purchases in excess of $5,000 or at lower amounts based on local jurisdiction. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. Scheduled below are the assets, cost, and accumulated depreciation at March 31, 2004 and June 30, 2003, respectively and depreciation expense for the nine months ended March 31, 2004 and 2003, respectively.

                                                                     Accumulated
                          Asset Cost      Depreciation Expense      Depreciation
                    03/31/04    06/30/03   03/31/04   03/31/03   03/31/04    06/30/03
Furniture &
 Equipment       $1,408,553   $  53,385  $ 406,503  $   5,675  $ 253,058   $   7,824

NOTE 4 - TECHNOLOGY BASED INTANGIBLE ASSETS

The Company capitalized technology-based intangible assets in its acquisitions of CBL, TouchVision, RMT, Danlas and Ayrshire ("acquisitions"). The amounts capitalized were equal to the difference between the consideration paid for acquisitions including any liabilities assumed and the value of the other assets acquired, as indicated by independent valuations. Other assets were valued at the current value at the date of the acquisitions including the net value of fixed assets, historical price less accumulated depreciation, of $1,102,000. The technology-based intangible assets are being amortized over varying periods, as indicated by independent valuations, using the straight-line method. Scheduled below is the asset cost and accumulated amortization at March 31, 2004 and June 30, 2003, respectively, and amortization expense for the nine months ended March 31, 2004 and 2003, respectively:

                                                                    Accumulated
                         Asset Cost       Depreciation Expense     Depreciation
                    03/31/04    06/30/03   03/31/04   03/31/03   03/31/04    03/31/03
Intangible Asset $2,378,042   $ 593,512  $ 339,079  $       -  $ 227,248   $ 167,747

NOTE 5   COMMITMENTS AND CONTINGENCIES

Total rental expense included in operations for operating leases for the nine months ended March 31, 2004 and 2003, amounted to $463,260 and $30,029, respectively. Certain lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2008.

Total Minimum Lease Commitments as of March 31, 2004:

                                                Calendar Year      Amount
                                                -------------  ------------
                                                        2004   $   832,884
                                                        2005       856,040
                                                        2006       422,426
                                                        2007       273,186
                                                   Thereafter      680,940
                                                               ------------
                                                        Total  $ 3,065,476
                                                               ============

NOTE 6   LEGAL PROCEEDINGS

On September 12, 2003, we filed a Complaint in the United States District Court for the District of Utah, Central Division, against CBL Global (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of CBL-California, (Case No. 2:03CV00798DAK) alleged, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL Global and Brian Kennedy, the sole shareholder of CBL-Australia. The First Amended Complaint alleged causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.
                                     17

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

In December, 2003, we sold our interests in CBL Global and its Australian subsidiaries (collectively "CBL") to Messrs. Scammell and Kennedy, the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL. Pursuant to the terms of the agreement, we conveyed all of our interest in CBL back to the former owners in exchange for surrender and cancellation of 3,000,000 shares of Company stock issued to them in connection with acquisition of CBL and the cancellation of $1,000,000 in convertible notes payable to them. Also, as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company.


NOTE 7   NOTES RECEIVABLE

On June 5, 2003, we agreed to lend TouchVision $50,000 in two equal installment of $25,000 each. Interest accrued on the unpaid principal amount of the note at a rate equal to six percent per year. Interest accrued under the note is paid annually, with the first payment due June 5, 2004. All unpaid principal and interest are due June 29, 2005. At June 30, 2003, $25,000 had been advanced to TouchVision and accrued interest totaled $41. Subsequent to the TouchVision acquisition on September 1, 2003, this note receivable along with accrued interest thereon was reclassified to intercompany notes receivable and intercompany notes payable. Accordingly, these balances are eliminated in consolidation of the Company and its subsidiaries at March 31, 2004.


NOTE 8   RELATED PARTY TRANSACTIONS

From time to time, Ms. McPherson and Ms. Hayman, officers of RMT, have advanced funds to RMT. The current balance of $15,234 is due December 31, 2004 and accrues interest at a rate of 6% per annum.

From time to time, certain shareholders of IRCA have advanced funds to IRCA. Of the current balance of $2,326,021, $750,000 is non-interest bearing and due June 30, 2004; $40,000 is non-interest bearing and has no fixed terms of repayment and the remaining amount due of $1,536,021 has no fixed terms of repayment and bears interest at a Republic of South Africa Bank prime rate.

On December 17, 2003, amended on March 1, 2004, we entered into an agreement with Titan Aviation Ltd ("Titan"), a Guernsey company, for the purpose of having Titan act as a representative of IRCA. Mr. Martin Steynberg, a member of our board of directors, is the managing director of Titan.
Mr. Steynberg is a shareholder in IRCA Investments (Proprietary) Limited which owns 49% of IRCA. Under the revised terms of the agreement, we will pay Titan four million rand or approximately $600,000 in May 2004.

On December 15, 2003, the Company's Board of Directors approved a payment of $64,315 to Mr. William D. Jobe, a member of our board of directors, as compensation for merger and acquisition services associated with our acquisition of TouchVision.

From time to time certain shareholders of Riverbend have advanced funds to Riverbend. The current balance of $392,179 is non-interest bearing and there are no fixed terms for repayment.

On July 15, 2002, Trinity entered in a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP") (formerly Kings Peak Advisors, LLC) with automatic renewal for a 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide the Company with general corporate, financial, business development and investment advisory services on a non-exclusive basis. GCP is a private company whose principals are Douglas Cole and Edward Mooney, who are officers and directors of Trinity, and Mr. Swindells. The Advisory Agreement was suspended in August 2003.

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

Trinity acknowledged that it was indebted to GCP for prior services rendered since April 1, 2002 in the amount of $30,000, up to 50% of which amount is payable, at GCP's option, in shares of common stock at a price per share of $0.025. The total number of shares of common stock issuable to GCP under the Advisory Agreement may not exceed 4,400,000 shares. Through March 31, 2004, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $205,000, $203,469 has been paid to GCP, leaving a balance owing at March 31, 2004 of $1,531.

On July 31, 2002, amended on January 1, 2004, we entered into an Advisory Agreement with European American Securities, Inc. ("EAS") pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company. Through March 31, 2004, EAS had earned a total of $807,716 under the Advisory Agreement. Of the balance of $807,716, $431,421 has been paid to EAS and $125,000 or 250,000 shares was paid to EAS in the Company's common stock in January 2004, leaving a balance owing at March 31, 2004 of $376,295.

On August 8, 2002, Trinity formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to the Company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to Trinity. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, comprising Messrs. Cole, Mooney, Swindells and EAS. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA Note is convertible and Mr. Swindells acquired the right to acquire 1,000,000 shares. Fifty percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of Trinity's board of directors. As of March 31, 2004, 3,200,000 shares of our common stock had been issued pursuant to the terms of the GMA Note.

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


NOTE 9   NOTES PAYABLE

On March 31, 2004, notes payable to accredited investors and related parties totaled $3,546,531 as compared with $2,147,151 at June 30, 2003. The notes bear interest between the rates of 0% and 12% per annum, some of which are secured by our common stock. Certain notes are convertible into the Company's common stock.

The Company has the following notes payable obligations:

                                                               March 31,    June 30,
                                                                 2004         2003
                                                            -------------------------
Note payable to related parties; see Note 8 for due date,
plus interest payable at 6% per annum.                       $   15,234    $       -

Unsecured note payable to a related party, IRCA
Investments, non-interest bearing, see Note 8 for due
dates.                                                          750,000            -

Unsecured note payable to a related party, IRCA
Investments, non-interest bearing and no fixed terms
of repayment, see Note 8.                                        40,000            -

Unsecured notes payable to a related party, IRCA
Investments, has no fixed terms of repayment and bears
interest at a rate of prime.  See Note 8.                     1,536,021            -

Unsecured notes payable, due to Hong Kong Credit Union,
due February 5, 2005 and bears interest at 12% per annum.       250,000            -

Senior Convertible Bridge Notes, due in twelve months
and bear interest at 7% per annum. See Note 10.                 310,000            -

Unsecured notes payable, due to Riverbend shareholders,
has no fixed terms of repayment and is non-interest
bearing.  See Note 8.                                           392,179            -

Borrowings under revolving line of credit issued by a
bank, plus interest payable at prime plus 2.625%.                99,950            -

Borrowings under revolving line of credit issued by a
bank, plus interest payable at prime plus 6.75%.                 34,042            -

Borrowings under revolving line of credit issued by a
third party creditor, plus interest payable at prime plus
1.99%.                                                           12,419            -

Notes payable to third party individuals, due September
1, 2006, plus interest payable at 10% per annum.                 93,649            -

Unsecured convertible notes payable due on December 1,
2003, see Note 8.                                                     -      925,000

Note payable to bank due October 29, 2004, plus interest
payable annually at 9.5%, secured by vehicle.                    14,234            -

Unsecured notes payable to a related party, see Note 6.               -      222,151

Convertible notes payable to a related party, see Note 6.             -    1,000,000
                                                            ------------  -----------
           Total Notes Payable                                3,547,728    2,147,151
Less: Current Maturities                                        575,234   (2,147,151)
                                                            ------------  -----------
           Related Parties and Long Term Notes Payable      $ 2,972,494   $        -
                                                            ============  ===========

NOTE 10   STOCKHOLDERS' EQUITY

Between June and October 2003, we received subscriptions to our May 2003 Private Placement Memorandum ("May 2003 PPM") totaling $4,973,300 from outside investors to purchase 4,973,300 units at a price of $1.00 per unit. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00. In connection with the May 2003 Private Placement, we issued to various financial advisors, 567,160 additional shares of our common stock and five-year warrants to purchase 200,050 shares of our common stock.

We completed the acquisition of all of the issued and outstanding shares of TouchVision. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders.

We completed the acquisition of all of the issued and outstanding shares of RMT. In consideration for the shares of RMT, we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders.

We completed the acquisition of 51% of the issued and outstanding shares of Ayrshire . We also acquired the option to purchase the remaining 49% of Ayrshire. In consideration for the Ayshire shares, we issued a convertible non-interest-bearing promissory note in the amount of US $20,000, which amount is convertible from time to time, but no later than December 30, 2006, into a maximum of 2,000,000 restricted shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The Ayrshire shares are subject to escrow and pledge agreements will be reconveyed to the former sharehodlers in the event of a default by us of certain terms and conditions of the acquisition agreements, including, amoung other things, a voluntary or involuntary bankruptcy proceedings involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006.

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, that owns 51% of IRCA. Danlas also holds options to acquire the remaining 49% of IRCA.

In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible into a maximum of 4,500,000 shares, under certain conditions, of the Company's common stock, (ii) agreed to advance $500,000 in cash to establish an international sales force,
(iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the COmpany's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as conditionally redeemable common stock at $0.50 per share. The remaining $20,000 in promissory notes has been classified as intercompany note payable and eliminated in the consolidation of the Company and its subsidiaries at March 31, 2004. On May 13, 2004, Musca notified us of their intention to convert two of the promissory notes for 51% and 23.9 of the ownership of IRCA.


On March 1, 2004, we completed the acquisition of all the issued and oustanding shares of VILPAS. In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $700,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, amoung other things, a voluntary or involuntary bankruptcy proceedings involving us or the failure by us to list our shares of common stock on a major stock exchange by Febraury 5, 2004, subject to a six-month extension in the event a listing application is in process on such date. On May 11, 2004, VILPAS notified us of their intention to convert the promissory note.

In December 2003, we completed the sale of our interests in CBL Global Corporation ("CBL Global") and its Australian subsidiaries (collectively "CBL") to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL as described in our 10KSB filed with the U.S. Securities and Exchange Commission. We acquired CBL from its former owners in October 2002. Pursuant to the terms of our agreement, we have conveyed all our interest in CBL back to the former owners in exchange for surrender and cancellation of all shares of Trinity stock issued to them in connection with the acquisition of CBL and the of approximately $1,000,000 in convertible notes payable to them.

From time to time, since inception of our current operating strategy, Mr. Swindells has provided short-term working capital loans on a non-interest bearing basis. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the $925,000 note balance then outstanding. In November 2003, the remaining balance of $425,000 was converted into 850,000 shares of commo stock nad issued to Mr. Swindells.

On July 31, 2002, amended January 1, 2004, we entered into an Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company. Through March 31, 2004, EAS had earned a total of $807,716 under the Advisory Agreement of which, $125,000 or 250,000 shares was paid to EAS in the Company's common stock in January 2004.

Through May 7, 2004, we had received subscriptions to our January 2004 offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes") totaling $1,146,000. The Notes mature in twelve months and bear interest at a rate of 7% per annum. The notes are convertible at 80% of the next equity financing offering price or at $0.60 per share if converted prior to May 15, 2004. As of March 31, 2004 $836,000 plus accrued interest had been converted to 1,652,892 shares of common stock. Financing fees payable at March 31, 2004 are $114,600.

Finally, 100,000 and 40,721 shares of the Company's common stock were issued to Mr. Ron Posner and TN Capital Equities, Inc. for finders' fees for the Riverbend and IRCA acquisitions and for fundraising, respectively. During the quarter 437,500 shares of the Company's common stock were issued at $1.67 per share for the exercise of warrants resulting in gross proceeds to the Company of $28,125.

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

The following schedule summarizes the activity during the three months ended March 31, 2004.

                                                        2002 STOCK PLAN
                                                    -----------------------
                                                                  Weighted
                                                                   Average
                                                     Number of    Exercise
                                                       Shares       Price
                                                   -----------  -----------
Outstanding at December 31, 2003                    3,452,000   $     0.23
Options Granted                                       375,000         0.50
Options Exercised                                     (14,452)        0.05
Options Canceled                                     (262,548)        0.24
                                                   -----------  -----------
  Options Outstanding at March 31, 2004             3,640,000   $     0.36
                                                   ===========  ===========
  Options Exercisable at March 31, 2004             1,616,432   $     0.33
                                                   ===========  ===========

The following schedule summarizes the activity during the nine months ended
March 31, 2004.

                                                         2002 STOCK PLAN
                                                    -----------------------
                                                                  Weighted
                                                                   Average
                                                     Number of    Exercise
                                                       Shares       Price
                                                   -----------  -----------
Outstanding at June 30, 2003                        2,447,000   $     0.23
Options Granted                                     2,035,000         0.50
Options Exercised                                     (14,452)        0.05
Options Canceled                                     (827,548)        0.26
                                                   -----------  -----------
  Options Outstanding at March 31, 2004             3,640,000   $     0.36
                                                   ===========  ===========
  Options Exercisable at March 31, 2004             1,616,432   $     0.33
                                                   ===========  ===========

In accordance with Statement of Financial Accounting Standards Number 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" option expense of $17,434 and $194,777 was recognized for the three months and nine months ended March 31, 2004, respectively:
                                                March 31, 2004
                                                --------------
  Five-year Risk Free Interest Rate                  3.05%
  Dividend Yield                                      Nil
  Volatility                                          Nil
  Average Expected Term (Years to Exercise)            5

Stock options outstanding and exercisable under 2002 Stock Plan as of March 31, 2004 are as follows:

                                                Average
                                 Weighted      Remaining                   Weighted
      Range of      Number of     Average     Contractual      Number       Average
      Exercise       Options     Exercise         Life       of Options    Exercise
        Price      Outstanding     Price        (Years)       Vested         Price
    ------------  ------------ ------------  ------------  ------------  ------------
          $0.05       575,000        $0.05           3.5       356,027         $0.05
          $0.25       800,000        $0.25           3.7       460,411         $0.25
          $0.50     2,265,000        $0.50           4.5       799,993         $0.50


There are 2,360,000 options available for grant at March 31, 2004.

NOTE 12   GOING CONCERN

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

Trinity's future capital requirements will depend on its ability to successfully implement these initiatives and other factors, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets, and overall financial market conditions in the United States and other countries where we will seek prospective investors. If the proposed merger between us and Prosofttraining, a Nevada Corporaiton, is completed, it is anticipated that the merger will improve liquidity in the merged company's stock. However, if the merger is not completed, we may be required to pay certain termination fees and the price of our common stock may decline. Futhermore, we have an will incur significant costs related to the merger, such as legal, accounting and some of the fees and expenses of financial advisors, which costs must be paid even if the merger is not completed. Regardless of whether the merger is compelted, we anticipate that we will still continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaires, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidairy operations. There can be no assurance that we will successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

NOTE 13   SUBSEQUENT EVENTS

On February 23, 2004, we announced that we had entered into an Agreement and Plan of Merger (the "Merger Agreement") with ProsoftTraining, a Nevada corporation ("Prosoft"), and MTX Acquisition Corp., a Utah corporation and a wholly-owned subsidiary of Prosoft (the "Merger Sub"), pursuant to which the Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation wholly-owned by Prosoft (the "Merger"). Upon completion of the Merger, holders of Company common stock will be entitled to receive one (1) share (the "Exchange Ratio") of Prosoft common stock for each share of Company common stock held by them. Prosoft will assume all outstanding options to purchase shares of Company common stock, which will become exercisable to purchase the number of shares of Prosoft common stock at the exercise price as adjusted by the Exchange Ratio. The Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval of the stockholders of each of the Company and Prosoft, effectiveness of the Form S-4 Registration Statement to be filed by Prosoft, regulatory approvals, satisfactory agreements with certain creditors and other customary closing conditions. We anticipate that a joint proxy statement and registration statement on Form S-4 will be filed by Prosoft in the near future.

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

GENERAL

     We commenced a strategy in 2002 to acquire operating companies in strategic markets that have developed proprietary technology-enabled learning, training and certification services targeted at major customers in worldwide industries. Our mission is to become a leading global learning solution corporation through acquisition, business development and
strategic relationships.   We earn revenues from selling our services to
medium to large companies and organizations that provide workforce training and certification to employees and post-secondary students. The principal components of our costs of sales are labor costs for employees who are directly involved in providing services to clients. Other costs of sales include expenses associated with specific projects including materials and incidental expenses. Operating expenses include salaries and benefits for management, administrative, marketing and sales personnel, research and development, occupancy and related overhead costs.

     Following our initial acquisition of CBL, and related companies, discussed below, our corporate development efforts in 2003 were concentrated on the identification of additional acquisition candidates including due diligence, negotiation of terms and conditions, and the development of integration and financing strategies for each acquisition. We have also focused on raising growth capital through private placements to be used as working capital for Trinity and our subsidiaries. On September 1 and December 1, 2003 and March 1, 2004, respectively, we completed the following five non-related acquisitions. Additional information concerning these transactions and the various companies involved were filed on Forms 8-K.

     TOUCHVISION (CALIFORNIA)

     We completed the acquisition of all of the issued and outstanding shares of TouchVision, Inc., a California corporation ("TouchVision") that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. We had previously loaned TouchVision the sum of $50,000 in June and July, 2003 by way of bridge financing pending completion of the
acquisition.   In connection with the acquisition, TouchVision entered into substantially similar employment agreements with each of Messrs. Gregory L. Roche and Larry J. Mahar, the former principals of TouchVision, which have a term of two years and provide for annual salaries of $120,000. On October 1, 2003, we advanced $150,000 to TouchVision the proceeds of which were used to pay off a loan payable to a bank, which was guaranteed by the Small Business Administration.

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

     In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible into a maximum of 4,500,000 shares, under certain conditions, of the Company's common stock, (ii) agreed to advance $700,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as conditionally redeemable common stock at $0.50 per share. The remaining $20,000 in promissory notes has been classified as intercompany note payable and eliminated in the consolidation of the Company and its subsidiaries at March 31, 2004. On May 13, 2004, Musca notified of their intention to convert two of the promissory notes for 51% and 23.9 % of the ownership of IRCA.

     VILPAS

     On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of Trinity Learning AS (f/k/a/ Virtual Learning Partners SA ("VILPAS"), a learning services company headquartered in Oslo, Norway. Among its various business development initiatives, VILPAS is a majority owner of FunkWeb, also headquartered in Oslo. FunkWeb is a leading provider of workplace training and retraining for disabled persons. In conjunction with national and local employment programs, FunkWeb has a successful track record in providing disabled persons with skills, certifications and job placement services primarily related to information technologies, web-based systems and computing
                                     28

     In consideration for the VILPAS shares, we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date. On May 11, 2004, VILPAS notified us of their intention to convert the promissory note.

          COMPETENCY BASED LEARNING, INC.

      In December 2003, we completed the sale of our interests in CBL Global Corporation ("CBL Global") and its Australian subsidiaries (collectively "CBL") to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL as described in our 10KSB filed with the U.S. Securities and Exchange Commission. We acquired CBL from its former owners in October 2002. Pursuant to the terms of the agreement, we have conveyed all our interest in CBL back to the former owners in exchange for surrender and cancellation of all shares of Trinity stock issued to them in connection with the acquisition of CBL and the approximately $1,000,000 in convertible notes payable to them. Also as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company. We made the decision to divest our company of CBL following our acquisition in the autumn of 2003 of the four companies described above. Continued operation of CBL would have required significant cash infusion on behalf of the Company. Through IRCA, Trinity will continue to market CBL-related workplace learning content and products in Africa.

     On February 23, 2004, we announced that we had entered into an Agreement and Plan of Merger (the "Merger Agreement") with ProSoft Training, a Nevada Corporation ("Prosoft"), and MTX Acquisition Corp., a Utah corporation and a wholly-owned subsidiary of Prosoft (the "Merger Sub"), pursuant to which the Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation wholly-owned by Prosoft
(the "Merger"). Upon completion of the Merger, holders of Company common stock will be entitled to receive one (1) share (the "Exchange Ratio") of Prosoft common stock for each share of Company common stock held by them. Prosoft will assume all outstanding options to purchase shares of Company common stock, which will become exercisable to purchase the number of shares of Prosoft common stock at the exercise price as adjusted by the Exchange Ratio. The Merger is intended to be a tax-free reorganization under
Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval of the stockhodlers of each of the Company and Prosoft, effectiveness of the Form S-4 Registration Statement to be filed by Prosoft, regulatory approvals, satisfactory agreements with certain creditors and other customary closing conditions. We anticipate that a joint proxy statement and registration statement on Form S-4 will be filed by Prosoft in the near future.

CHANGE IN FISCAL YEAR

     On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align it with those of the companies we had already acquired or were at that time in the process of acquiring. The information presented in Transition Report on Form 10-KSB relates to the transition period October 1, 2002 through June 30, 2003.

     Results for nine months of fiscal year 2004 reflect seven months' results of operations for the three companies we recently acquired on September 1, 2003 and four months' results of operations for the company we acquired on December 1, 2003. The business results for VILPAS will not be included for March, 2004 until the fourth quarter 2004 as its activity was
de minimus to the Company's overall operating results   CBL's activity is
reflected for the period July 1, 2003 through December 22, 2003.

     Revenues from our clients were $7,442,802 for the first nine months of fiscal year 2004, compared with $164,660 for the same nine months ended March 31, 2003. Of the total increase in revenues from our clients, approximately $7,274,900 was due to the four acquisitions described above that we made during the first nine months of fiscal year 2004.

     We believe that the acquisitions we completed in the first nine months of fiscal year 2004 will shift our business in the direction of markets that we believe offer good growth potential for the Company.

RESULTS OF OPERATIONS

     THIRD QUARTER ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003

     Our gross sales revenues were $4,280,305 for the quarter ended March 31, 2004, as compared to $95,192, the amount we reported for the quarter ended March 31, 2003. The significant increase is due to the acquisition, in September 2003, of Trinity's interests in TouchVision, RMT and Riverbend and, in December 2004, of IRCA. The period in 2003 comprises revenues of CBL, which was at that time Trinity's sole operating subsidiary. The business results for VILPAS will not be included for March 2004, until the fourth quarter 2004 as its activity was de minimum to the Company's operating results.

     Costs of sales for the quarter ended March 31, 2004, which consist of labor and hardware costs, and other incidental expenses, increased by $1,476,997, as compared to $0 for the same period last year resulting in gross profit of $2,808,308 for the quarter ended March 31, 2004 as compared to $95,192 for the same period last year. These increases in both cost of sales and gross profit were due to and associated with increased revenues resulting from the acquisitions completed by Trinity in September and December 2003.

     Operating expenses for the quarter ended March 31, 2004 were $4,471,723 as compared to $729,397 for the quarter ended March 31, 2003. The increase in operating expenses was primarily due to salaries and benefits costs which increased $2,624,214, selling general and administrative expense which increased $802,384, and depreciation and amortization costs which increased $286,233. The increase is largely due to the acquisition of the new subsidiaries ($3.5 million), development of an international sales force ($0.4 million) and the exclusion of CBL ($0.4 million). Net interest expense for the quarter ended March 31, 2004 increased by $42,412 and includes $62,578 in interest expense incurred by the new subsidiaries.

     We reported net loss available for common shareholders of $1,297,034, or $0.05 per share on a diluted basis, for the quarter ended March 31, 2004, compared with a net loss of $664,492, or $0.07 per share on a diluted basis, for the same period last year.

     NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003

     Our gross sales revenues were $7,442,802 for the nine months ended March 31, 2004, as compared to $164,660, the amount we reported for the nine months ended March 31, 2003. This significant increase in revenues is due to the acquisition, in September 2003 of Trinity's interests in TouchVision, RMT and Riverbend, and in December 2003, of our interest in IRCA. The period in 2003 comprises six months revenue of CBL which was Trinity's sole operating subsidiary in that period. The period in 2004 includes seven months of revenue from TouchVision, RMT and Riverbend, and four months of revenue from Trinity's interest in IRCA. Revenues of CBL, which was sold by Trinity effective December 22, 2003, were included through such date. The business results for VILPAS will not be included for March 2004, until the fourth quarter 2004 as its activity was de minimum to the Company's overall operating results.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, were $2,526,528 for the nine months ended March 31, 2004 as compared to $0 for the same period in the prior year, resulting in gross profit of $4,916,274 for the nine months ended March 31, 2004, as compared to $164,660 for the nine months ended March 31, 2003. These increases in both costs and gross profit were due to and associated with increased revenues resulting from the acquisitions completed by Trinity in September and December 2003.

     Operating expenses for the nine months ended March 31, 2004 were $9,038,939, as compared to $1,799,244 for the nine month period ended March 31, 2003. This increase was due primarily to a significant increase in salaries and benefits with increased $4,538,882 from $673,001 for the nine-month period ended March 31, 2003 to $5,211,883 for the nine-month period ended March 31, 2003. The increase is largely due to the acquisition of the new subsidiaries ($3.5 million), expansion of the global sales force ($0.4 million), and the addition of finance, administrative and executive staff ($0.8 million) in support of the new operating strategy.

     Other significant increases in operating expenses resulted from increases in selling, general and administrative expense, and depreciation and amortization expense. Selling, general and administrative expense of $2,238,386 for the nine-months ended March 31, 2004 increased $1,876,154
from $362,232 for the nine months ended March 31, 2003.   Selling, general
and administrative costs attributable to the new subsidiaries totaled $1,904,063. Selling, general and administrative costs attributable to the establishment of an international sales force totaled $396,685. Depreciation and amortization expense increased from $5,675 for the nine months ended March 31, 2003 to $745,582 for the nine months ended March 31, 2004. Included in the increase of $739,907 is $339,079 attributable to amortization of intangible assets and $400,828 attributable to depreciation expense, both as a result of the acquisitions of TouchVision, RMT, Riverbend and IRCA.

     We reported net loss available for common shareholders of $3,826,667, or $0.17 per share on a diluted basis, for the nine months ended March 31, 2004, compared with a net loss of $1,701,754 or $0.25 per share on a diluted basis, for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of March 31, 2004 was $15,015,580, as compared to $11,188,913 as of June 30, 2003.

     At March 31, 2004, we had a cash balance of $971,849 compared to $86,511 at June 30, 2003. Net cash used by operating activities during the nine months ended March 31, 2004 was $1,409,348, attributed primarily to our loss from operations of $3,826,667. Included in cash used by operating activities were payments for accounting and insurance of $393,000. Net cash generated by financing activities was $5,668,580 for the nine-months ended March 31, 2004 representing the net of borrowings and repayments under short-term notes of $293,247 plus $5,838,148 in proceeds from issuance of common stock, conversion of bridge loans to common stock and the exercise of warrants and options, less financing fees of $462,815. Of these funds, an aggregate of $2,090,700 was advanced to our Subsidiaries; $500,000 was pledged as a letter of credit to IRCA; $492,250 was paid for financing related legal fees and sales commissions; $1,023,100 was paid for acquisition related legal and financing advisor fees; $500,000 was repaid on short-term promissory notes to a related party; and $130,000 was paid for other financial advisory fees.


     Accounts receivable increased from $42,719 at June 30, 2003 to $3,919,391 at March 31, 2004. This increase is due to receivables owed to the four subsidiaries we acquired during the autumn of 2003.

     Accounts payable increased from $391,872 at June 30, 2003 to $2,538,840 at March 31, 2004. This increase is attributable to expenses incurred in connection with our acquisitions, and our continuing corporate expansion during the year.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital lease, during the first nine months of fiscal years 2004 and 2003 were $186,593 and $12,834, respectively.

     Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. However, we have undertaken the following to meet our liquidity requirements:

     (a) Seek additional funding through senior, sub-debt and equity financings to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities.
     (b) Generate sufficient cash flow to sustain and grow subsidiary operations and, if possible, create excess cash flow for corporate administrative expenses through our operating subsidiaries; and
     (c) Identify prospective acquisition targets with sufficient cash flow to fund subsidiary operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses.

     Trinity's future capital requirements will depend on its ability to successfully implement these initiatives and other factors, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets, and overall financial market conditions in the United States and other countries where we will seek prospective investors.

     If the proposed merger between us and Prosoft is completed, it is anticipated that the merger will improve liquidity in the merged company's stock. However, if the merger is not completed, we may be required to pay certain termination fees and the price of our common stock may decline. Furthermore, we have and will incur significant costs related to the merger, such as legal, accounting and some of the fees and expenses of financial advisors, which costs must be paid even if the merger is not completed. Regardless of whether the merger is completed, we anticipate that we will still continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets," at the beginning of fiscal 2003. As required, the Company identified its reporting units and the amounts of goodwill, other intangible assets, and other assets and liabilities allocated to those reporting units. This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No.142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (v) intangible assets with finite lives will be amortized over their useful lives.

     SFAS No. 142 requires that goodwill be tested for impairment upon adoption of the Statement, as well as annually thereafter. The Company completed its transitional goodwill impairment test during the third quarter of 2004 and had no impairment losses. Other intangible assets deemed to have an indefinite life are tested for impairment by comparing the fair value of the asset to its carrying amount. The Company does not have other intangible assets with indefinite lives. See Note 2 "Acquisitions and Divestitures" for more information.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company adopted SFAS 150 on September 1, 2003. Accordingly, adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

RELATED PARTY TRANSACTIONS

     From time to time, Ms. McPherson and Ms. Hayman, officers of RMT, have advanced funds to RMT. The current balance of $15,234 is due December 31, 2004 and accrues interest at a rate of 6% per annum.

     From time to time, certain shareholders of IRCA have advanced funds to IRCA. Of the current balance of $2,326,021, $750,000 is non-interest bearing and due June 30, 2004; $40,000 is non-interest bearing and has no fixed terms of repayment and the remaining amount due of $1,536,021 has no fixed terms of repayment and bears interest at a Republic of South Africa Bank prime rate.

     On December 17, 2003, amended on March 1, 2004, we entered into an agreement with Titan Aviation Ltd ("Titan"), a Guernsey company, for the purpose of having Titan act as a representative of IRCA. Mr. Martin Steynberg, a member of our board of directors, is the managing director of Titan. Mr. Steynberg is a shareholder in IRCA Investments (Proprietary) Limited which owns 49% of IRCA. Under the terms of the agreement, we will pay Titan four million rand or approximately $600,000 in May 2004.

     On December 15, 2003, the Company's Board of Directors approved a payment of $64,315 to Mr. William D. Jobe, a member of our board of directors, as compensation for merger and acquisition services associated with our acquisition of TouchVision.

     From time to time certain shareholders of Riverbend have advanced funds to Riverbend. The current balance of $392,179 is non-interest bearing and there are no fixed terms for repayment.

     On August 8, 2002, we formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to our company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to us. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, comprising Messrs. Cole, Mooney, and Swindells as well as European American Securities, Inc. ("EAS"). Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA
Note is convertible and Mr. Swindells acquired the right to acquire 1,000,000 shares. As of January 2003, all 3,200,000 shares of our common
stock had been issued pursuant to the terms of the GMA Note.   Fifty
percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors.

     On July 15, 2002, we entered in a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly King's Peak Advisors, LLC, automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Douglas Cole and Edward Mooney, who are officers and directors of our
company, and Theodore Swindells.   At its August 19, 2003 meeting, the
board of directors' voted to suspend the Advisory Agreement from August 15, 2003 until January 2004. Through March 31, 2004, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $205,000, $203,469 was paid to GCP, leaving a balance owing at March 31, 2004 of $1,531. The Advisory Agreement was suspended in August 2003.

     On July 31, 2002, amended on January 1, 2004, we entered into an Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company. Through March 31, 2004, EAS had earned a total of $807,716 under the Advisory Agreement. Of the balance of $807,716, $431,421 has been paid to EAS and $125,000 or 250,000 shares in the Company's common stock was paid to EAS in January 2004, leaving a balance owing at March 31, 2004 of $376,295.

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

     In December, 2003, we sold our interests in CBL Global and its Australian subsidiaries (collectively "CBL"), Messrs. Scammell and Kennedy, to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL. Pursuant to the terms of the agreement, we have conveyed all of our interest in CBL back to the former owners in exchange for surrender and cancellation of 3,000,000 shares of Trinity stock issued to them in connection with acquisition of CBL and the cancellation of $1,000,000 in convertible notes payable to them. Also, as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company.

ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

     On July 31, 2002, amended January 1, 2004, we entered into an Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company. Through March 31, 2004, EAS had earned a total of $807,716 under the Advisory Agreement. Of the balance of $807,716, $125,000 or 250,000 shares in the Company's common stock was paid to EAS in January 2004. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

     Through May 7, 2004, we had received subscriptions to our January 2004 offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes") totaling $1,146,000. The Notes mature in twelve months plus accrued interest at a rate of 7% per annum. The Notes are convertible at 80% of the "Next Equity Financing" offering price or at $0.60 per share if converted prior to May 15, 2004. As of March 31, 2004 $836,000 of the $1,146,000 had been converted to 1,652,892 shares of common stock. Financing fees payable are $114,600.

     Finally, 100,000 and 40,721 shares of the Company's common stock were issued Mr. Ron Posner and TN Capital Equities, Inc., for finders' fees and for the Riverbend and IRCA acquisitions and fund raising, respectively. 437,500 shares of the Company's common stock at $1.67 per share were issued for the exercise of warrants resulting in gross proceeds to the Company of $28,125.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits


The following exhibits are filed herewith:

     10.1 Amended Agreement dated March 1, 2004 between the Company and Titan Aviation Ltd.
     10.2 Sublease Agreement dated July 22, 2003 between the Company and Vargus Marketing Group, Inc.
     10.3 Amended Agreement dated January 1, 2004, betweent the Company and European American Securities.

     31.1      Certification of the Company's Chief Executive Officer.
     31.2      Certification of the Company's Chief Financial Officer.

     32.1      Certification of the Company's Chief Executive Officer.
     32.2      Certification of the Company's Chief Financial Officer.

(b)Reports on Form 8-K

     1. On January 6, 2004, we filed a Current Report on Form 8-K concerning our press release announcing the settlement of our litigation with CBL Global Corporation and other related parties.

     2. On January 7, 2004, we filed a Current Report on Form 8-K concerning its common shares (stock symbol "TTYL.OB") being accepted for quotation on the NASDAQ Over-the-Counter-Electronic Bulletin Board, effective January 7, 2004.

     3. On January 12, 2004, we filed a Current Report on Form 8-K concerning the issuance of a letter to shareholders by Douglas D. Cole, Chief Executive Officer of the Company.

     4. On January 16, 2004, we filed a Current Report on Form 8-K announcing that we had entered into a Strategic Development and Marketing Agreement with Itensil, Inc.

     5. On February 6, 2004, we filed a Current Report on Form 8-K announcing that we had entered into a Definitive Agreement to acquire all the outstanding shares of Virtual Learning Partners AS.

     6. On February 19, 2004, we filed a Current Report on Form 8-K reporting the merger of our former auditors into a successor entity, which entity will continue as our independent auditors.

     7. On February 23, 2004, we filed a Current Report on Form 8-K announcing that we had entered into an agreement and plan of merger with ProsoftTraining, a Nevada corporation ("Prosoft") and MTX Acquisition Corp., a Utah corporation and a wholly-owned subsidiary of Prosoft (the "Merger Sub"), pursuant to which the Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation wholly-owned by Prosoft.

     8. On February 24, 2004, we filed a Current Report on Form 8-K regarding a call-in conference call to stockholders and other interested parties concerning the proposed merger between the Company and ProsoftTraining.

     9. On February 27, 2004, we filed a Current Report on Form 8-K amending the report on Form 8-K filed on December 16, 2003, concerning our acquisition of IRCA (Proprietary) Limited.

     10. On March 2, 2004, we filed a Current Report on Form 8-K concerning our acquisition of Virtual Learning Partners AS.

     11. On March 5, 2004, we filed a Current Report on Form 8-K amending the report on Form 8-K filed on January 6, 2004, concerning our divestiture of CBL Global Corporation and other related parties.

     12. On March 15, 2004, we filed a Current Report on Form 8-K announcing that we had entered into a strategic course development and marketing agreement with the University of California Extension, Santa Cruz.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                TRINITY LEARNING CORPORATION


May 14, 2004                    By: /S/ DOUGLAS D. COLE
                                    ---------------------------

                                    Douglas D. Cole
                                    Chief Executive Officer


May 14, 2004                    By: /S/ CHRISTINE R. LARSON
                                    ---------------------------
                                    Christine R. Larson
                                    Chief Financial Officer