Form 10QSB/A
period 2004-03-31
TRINITY LEARNING CORP
filed 2004-06-14
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                  Trinity Learning Corporation and Subsidiaries
                           Consolidated Balance Sheet

                                                                         March 31, 2004    June 30, 2003
                                                                           (Unaudited)
                                                                         --------------    --------------
          Assets
          ------
Current Assets
        Cash                                                             $      971,849    $       86,511
        Accounts Receivable, net                                              3,919,391            42,719
        Interest Receivable                                                           -                41
        Prepaid Expense and Other Assets                                        360,951            97,944
                                                                         --------------    --------------
                                            Total Current Assets              5,252,191           227,215
                                                                         --------------    --------------
Property & Equipment (Note 3)
        Furniture & Equipment                                                 1,408,553            53,385
        Accumulated Depreciation                                               (253,058)           (7,824)
                                                                         --------------    --------------
                                        Net Property & Equipment              1,155,495            45,561
                                                                         --------------    --------------
Intangible Asset
        Goodwill (Note 2)                                                     1,914,881           524,800
        Technology-Based Asset, net  (Notes 2 and 4)                          2,150,794           425,765
                                                                         --------------    --------------
                                           Net Intangible Assets              4,065,675           950,565
Note Receivable (Note 7)                                                              -            25,000
Restricted Cash (Note 2)                                                        500,000                 -
Prepaid Acquisition Costs                                                        89,081                 -
Other Assets                                                                    249,408            94,003
                                                                         --------------    --------------
       Total Assets                                                      $   11,311,850    $    1,342,344
                                                                         ==============    ==============

         Liabilities, Minority Interest and Stockholders' Equity
         -------------------------------------------------------
Liabilities
        Accounts Payable                                                 $    2,538,840    $      391,872
        Accrued Expenses                                                      1,278,347           270,270
        Interest Payable                                                              -            63,987
        Deferred Revenue  (Note 1)                                              645,934                 -
        Notes Payable - Current (Note 9)                                        575,234                 -
        Notes Payable-Related Parties (Notes 8 and 9)                         2,732,420         2,147,151
                                                                         --------------    --------------
                                             Current Liabilities              7,770,775         2,873,280
                                                                         --------------    --------------
        Notes Payable-Long Term (Notes 8 and 9)                                 240,074                 -
                                                                         --------------    --------------
                                               Total Liabilities              8,010,849         2,873,280
                                                                         --------------    --------------
Minority Interest                                                                68,494                 -
                                                                         --------------    --------------

Stockholders' Equity
        Preferred Stock, 10,000,000 Shares at No Par Value; No
        Shares Issued and Outstanding                                                 -                 -
        Common Stock, 100,000,000 Shares Authorized at No Par Value,
        27,665,966 and 14,956,641 shares Issued and Outstanding,
        Respectively                                                         15,412,641         9,693,447
        Conditionally redeemable common stock, 4,500,000 and 0
        shares, respectively,  at No Par Value                                2,750,000                 -
        Accumulated Deficit                                                 (15,015,580)      (11,188,913)
        Subscription Receivable                                                       -           (35,000)
        Other Comprehensive Loss                                                 85,446              (470)
                                                                         --------------    --------------
                                      Total Stockholders' Equity              3,232,507        (1,530,936)
                                                                         --------------    --------------
       Total Liabilities, Minority Interest and Stockholders' Equity     $   11,311,850    $    1,342,344
                                                                         ==============    ==============

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statement of Operations

                                                  For Three Months Ended on        For Nine Months Ended on
                                                           March 31                        March 31
                                                     2004             2003           2004             2003
                                                         (Unaudited)                     (Unaudited)
                                                 ----------------------------    ----------------------------
Revenue
     Sales Revenue                               $  4,280,305    $     95,192    $  7,442,802    $    164,660
     Cost of Sales                                 (1,476,997)              -      (2,526,528)              -
                                                 ------------    ------------    ------------    ------------
             Gross Profit                           2,803,308          95,192       4,916,274         164,660
                                                 ------------    ------------    ------------    ------------
Expenses
     Salaries & benefits                            2,993,436         369,222       5,211,883         673,001
     Professional fees                                282,402         252,907         843,088         758,336
     Selling, general & administrative                906,423         104,039       2,238,386         362,232
     Depreciation & amortization                      289,462           3,229         745,582           5,675
                                                 ------------    ------------    ------------    ------------
            Total Expense                           4,471,723         729,397       9,038,939       1,799,244
                                                 ------------    ------------    ------------    ------------
            Loss from Operations                   (1,668,415)       (634,205)     (4,122,665)     (1,634,584)
                                                 ------------    ------------    ------------    ------------


Other Income (Expense)
     Interest Expense, net                            (72,699)        (30,287)       (107,521)        (67,170)
     Foreign Currency Gain(Loss)                          520               -          (4,463)              -
                                                 ------------    ------------    ------------    ------------
          Total Other Income (Expense)                (72,179)        (30,287)       (111,984)        (67,170)

     Minority Interest                               (443,560)              -        (407,982)              -
                                                 ------------    ------------    ------------    ------------


              Loss Before Taxes                    (1,297,034)       (664,492)     (3,826,667)     (1,701,754)
                 Taxes                                      -               -               -               -
                                                 ------------    ------------    ------------    ------------
              Net Loss                           $ (1,297,034)   $   (664,492)   $ (3,826,667)   $ (1,701,754)
                                                 ============    ============    ============    ============


     Net Loss Per Common Share
                 Basic                           $      (0.05)   $      (0.07)   $      (0.17)   $      (0.25)
                                                 ============    ============    ============    ============
                 Diluted                         $      (0.05)   $      (0.07)   $      (0.17)   $      (0.25)
                                                 ============    ============    ============    ============
     Weighted Average Shares Outstanding           26,103,667       9,194,774      21,920,228       6,838,345
                                                 ============    ============    ============    ============

                  Trinity Learning Corporation and Subsidiaries
                 Consolidated Statement of Comprehensive Income

                                             Three Months ended on          Three Months Ended on
                                                   March 31,                       March 31,
                                              2004            2003            2004           2003
                                                  (Unaudited)                    (Unaudited)
                                         ----------------------------    ----------------------------
                                               Before Tax Amount               After Tax Amount
Net Loss                                 $ (1,297,034)   $   (664,492)   $ (1,297,034)   $   (664,492)
Foreign Currency Translation Gain             151,573               -         151,573               -
                                         ------------    ------------    ------------    ------------
Comprehensive Loss                       $ (1,145,461)   $   (664,492)   $ (1,145,461)   $   (664,492)
                                         ============    ============    ============    ============

                                             Nine Months ended on            Nine Months Ended on
                                                   March 31,                       March 31,
                                              2004            2003            2004           2003
                                         ----------------------------    ----------------------------
                                               Before Tax Amount               After Tax Amount
Net Loss                                 $ (3,826,667)   $ (1,701,754)   $ (3,826,667)   $ (1,701,754)
Foreign Currency Translation Gain              85,444               -          85,444               -
                                         ------------    ------------    ------------    ------------
Comprehensive Loss                       $ (3,741,223)   $ (1,701,754)   $ (3,741,223)   $ (1,701,754)
                                         ============    ============    ============    ============

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                           For the Nine Months Ended on March 31,
                                                                                    2004             2003
                                                                                         (Unaudited)
                                                                              -------------------------------
Cash flows from operating activities:
      Net loss                                                                $  (3,826,667)   $  (1,701,754)
      Adjustments to reconcile net loss to net cash used
      by operating activities:
          Depreciation and amortization                                             745,582            5,675
          Non-cash effect for business acquisitions and divestiture                 620,518          132,325
          Foreign currency translation loss                                           4,463                -
          Minority interest                                                        (407,982)               -
          Stock compensation                                                        194,777                -
      Changes in current assets and liabilities, net of business acquired and business sold:
          Accounts receivable                                                       262,317           33,526
          Interest receivable                                                            41           (2,792)
          Prepaid expenses and other assets                                        (333,294)           2,392
          Accounts payable, deferred revenue and accrued expenses                 1,310,800          (25,684)
          Interest payable                                                           20,097           59,261
                                                                              -------------    -------------
                Net cash used by operating activities                            (1,409,348)      (1,497,051)
                                                                              -------------    -------------

Cash flows from investing activities:
       Payment for business acquisitions and divestiture, net of
       cash acquired                                                             (3,187,301)               -
       Capital expenditures                                                        (186,593)         (12,834)
                                                                              -------------    -------------
                Net cash used by investing activities                            (3,373,894)         (12,834)
                                                                              -------------    -------------


Cash flows from financing activities:
      Repayments under short-term notes                                            (500,000)               -
      Borrowing under short-term notes                                              793,247          990,621
      Payments for financing fees                                                  (462,815)               -
      Conversion of bridge loan to common stock                                     836,000                -
      Exercise of warrants and options                                               28,848                -
      Proceeds from sale of common stock                                          4,973,300          558,713
                                                                              -------------    -------------
               Net cash provided by financing activities                          5,668,580        1,549,334
                                                                              -------------    -------------


          Net increase in cash                                                      885,338           39,449

Cash at beginning of period                                                          86,511            1,632
                                                                              -------------    -------------
Cash at end of period                                                         $     971,849    $      41,081
                                                                              =============    =============

Supplemental information:
               Issuance of common stock for business acquisitions             $     975,000    $      75,000
                                                                              =============    =============
               Issuance of convertible redeemable common stock                $   2,750,000    $           -
                                                                              =============    =============
               Cancellation of common stock and convertible
                  notes payable pursuant to the sale of CBL                   $  (2,722,151)   $           -
                                                                              =============    =============
               Cancellation of subscriptions receivable                       $     (35,000)   $           -
                                                                              =============    =============

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

In accordance with the disclosure requirements of Statement of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," a reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows:

                                                                    Three Months Ended              Nine Months Ended
                                                                         March 31,                      March 31,
                                                                   2004            2003            2004            2003
                                                                   ----            ----            ----            ----
     Numerator-Basic
          Net (loss) available for common stockholders        $ (1,297,394)   $   (664.492)   $ (3,826,667)   $ (1,701,754)
     Denominator-Basic
          Weighted-average common stock outstanding             26,103,667       9,194,774      21,920,228       6,838,345
          Basic (loss) per share                              $      (0.05)   $      (0.07)   $      (0.17)   $      (0.25)
     Numerator-Diluted
          Net (loss) available for common stockholders        $ (1,297,394)   $   (664,492)   $ (3,826,667)   $ (1,701,754)
     Denominator-Diluted
          Weighted-average common stock outstanding             26,103,667       9,194,774      21,920,228       6,838,345
     Effect of dilutive securities
         Conditionally redeemable common stock                           -               -               -               -
         Stock options                                                   -               -               -               -
         Warrants                                                        -               -               -               -
     Diluted (loss) per share                                 $      (0.05)   $      (0.07)   $      (0.17)   $      (0.25)

Deferred Revenue

Deferred revenue in the accompanying consolidated balance sheets represents advanced billings to clients in excess of costs and earnings on uncompleted contracts. As of March 31, 2004 and June 30, 2003, deferred revenue was $645,934 and $0, respectively. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002, and thus, this disclosure is included in the table below. SFAS 148 also requires disclosure of pro-forma results on the interim basis as if the Company had applied the fair value recognition provisions of SFAS 123. The Company implemented the fair value based method of accounting for stock-based employee compensation during the transition period from October 1, 2002 to June 30, 2003. See Note 11-Stock Option Plan.

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

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity's commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on July 1, 2003. See Note 2 - Acquisitions and Divestitures.

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

NOTE 2 - ACQUISITIONS AND DIVESTITURES

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

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA. IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible under certain conditions into a maximum of 4,500,000 shares of the Company's common stock, (ii) agreed to advance $700,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as conditionally redeemable common stock at $0.50 per share. The remaining $20,000 in promissory notes has been classified as intercompany note payable and eliminated in the consolidation of the Company and its subsidiaries at March 31, 2004. On May 13, 2004, Musca notified us of their intention to convert two of the promissory notes for 51% and 23.9 % of the ownership of IRCA.

On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS (f/k/a Virtual Learning Partners AS). In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date. On May 11, 2004, VILPAS notified us of their intention to convert the promissory note.

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

                                                     2004                                     2003
                                                     ----                                     ----
                                      Gross                                     Gross
                                     Carrying    Accumulated   Net Carrying    Carrying    Accumulated   Net Carrying
                                      Amount     Amortization     Amount        Amount     Amortization     Amount
                                      ------     ------------     ------        ------     ------------     ------
Amortizable other
intangible assets:
Trade names and trademarks          $  429,841    $   22,390    $  407,451    $        -    $        -    $        -
Backlog                                448,000        74,479       373,521         3,882           582         3,300
Current and Core Technology            414,579        48,395       366,184       584,002       166,321       417,681
Distributor Agreements                 253,000        26,833       226,167             -             -             -
Customer Relationships                 609,728        33,182       576,546             -             -             -
Other intangibles                      222,894        21,969       200,925         5,628           844         4,784
Total                               $2,378,042    $  227,248    $2,150,794    $  593,512    $  167,747    $  425,765

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

                                                      Three Months Ended              Nine Months Ended
                                                            March 31                       March 31
                                                 -----------------------------   ----------------------------
                                                      2004            2003            2004            2003
                                                      ----            ----            ----            ----
Revenues                                         $  4,098,199    $  4,001,089    $ 11,471,661    $  9,774,108
Operating Profit(Loss)                           $   (757,204)   $   (324,829)   $ (2,710,270)   $    187,966
Net Loss Available for Common Stockholders       $   (885,644)   $   (561,935)   $ (3,168,635)   $   (868,089)
Net Loss per Common Share
         Basic                                   $      (0.03)   $      (0.02)   $      (0.14)   $      (0.04)
         Diluted                                 $      (0.03)   $      (0.02)   $      (0.14)   $      (0.04)

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

                                      Asset Cost             Depreciation Expense      Accumulated Depreciation
                                 3/31/04       6/30/03       3/31/04       3/31/03       3/31/04       6/30/03
Furniture & Equipment         $ 1,408,553   $    53,385   $   406,503   $     5,675   $   253,058   $     7,824

NOTE 4 - TECHNOLOGY-BASED INTANGIBLE ASSETS

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

                                      Asset Cost             Depreciation Expense      Accumulated Depreciation
                                 3/31/04       6/30/03       3/31/04       3/31/03       3/31/04       6/30/03
Intangible Asset              $ 2,378,042   $   593,512   $   339,079         $   -   $   227,248   $   167,747

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Total rental expense included in operations for operating leases for the nine months ended March 31, 2004 and 2003, amounted to $463,260 and $30,029, respectively. Certain lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2008.

Total Minimum Lease Commitments as of March 31, 2004:

                                        Calendar Year                    Amount
                                     ----------------          ----------------
                                                 2004          $        832,884
                                                 2005                   856,040
                                                 2006                   422,426
                                                 2007                   273,186
                                           Thereafter                   680,940
                                                               ----------------
                                                Total          $      3,065,476
                                                               ================


NOTE 6 - LEGAL PROCEEDINGS

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

NOTE 7 - NOTES RECEIVABLE

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


NOTE 8 - RELATED PARTY TRANSACTIONS

From time to time, Ms. McPherson and Ms. Hayman, officers of RMT, have advanced funds to RMT. The current balance of $15, 234 is due December 31, 2004 and accrues interest at a rate of 6% per annum.

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

The Company has the following notes payable obligations:

                                                                                   March 31,           June 30,
                                                                                     2004                2003
                                                                               ---------------      --------------
Note payable to related parties; see Note 8 for due date, plus interest
payable at 6% per annum.                                                       $       15,234       $            -

Unsecured note payable to a related party, IRCA Investments, non-interest
bearing, see Note 8 for due dates.                                                    750,000                    -

Unsecured note payable to a related party, IRCA Investments, non-interest
bearing and no fixed terms of repayment, see Note 8.                                   40,000                    -

Unsecured notes payable to a related party, IRCA Investments, has no
fixed terms of repayment and bear interest at a rate of prime. See Note 8.          1,536,021                    -

Unsecured notes payable, due to Hong Kong Credit Union, due February 5,
2005 and bears interest at 12% per annum.                                             250,000                    -

Senior Convertible Bridge Notes, due in twelve months and bear interest
at 7% per annum.  See Note 10.                                                        310,000                    -

Unsecured notes payable, due to Riverbend shareholders, has no fixed
terms of repayment and is non-interest bearing.  See Note 8.                          392,179                    -

Borrowings under revolving line of credit issued by a bank, plus interest
payable at prime plus 2.625%.                                                          99,950                    -

Borrowings under revolving line of credit issued by a bank, plus interest
payable at prime plus 6.75%.                                                           34,042                    -

Borrowings under revolving line of credit issued by a third party
creditor, plus interest payable at prime plus 1.99%.                                   12,419                    -

Notes payable to third party individuals, due September 1, 2006, plus
interest payable at 10% per annum.                                                     93,649                    -

Unsecured convertible notes payable due on December 1, 2003, see Note 8.                    -              925,000

Note payable to bank due October 29, 2004, plus interest payable annually
at 9.5%, secured by vehicle.                                                           14,234                    -

Unsecured notes payable to a related party, see Note 6.                                     -              222,151

Convertible notes payable to a related party, see Note 6.                                   -            1,000,000
                                                                               --------------       --------------
                         Total Notes Payable                                        3,547,728            2,147,151
       Less:  Current Maturities                                                      575,234           (2,147,151)
                                                                               --------------       --------------
                         Related Parties and Long Term Notes Payable           $    2,972,494       $            -
                                                                               ==============       ==============

NOTE 10 - STOCKHOLDERS' EQUITY

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

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible into a maximum of 4,500,000 shares, under certain conditions, of the Company's common stock, (ii) agreed to advance $700,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as conditionally redeemable common stock at $0.50 per share. The remaining $20,000 in promissory notes has been classified as intercompany note payable and eliminated in the consolidation of the Company and its subsidiaries at March 31, 2004. On May 13, 2004, Musca notified us of their intention to convert two of the promissory notes for 51% and 23.9% of the ownership of IRCA.

On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS.. In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date. On May 11, 2004, VILPAS notified us of their intention to convert the promissory note.

In December 2003, we completed the sale of our interests in CBL Global and CBL to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL as described in our 10KSB filed with the U.S. Securities and Exchange Commission. We acquired CBL from its former owners in October 2002. Pursuant to the terms of the agreement, we have conveyed all our interest in CBL back to the former owners in exchange for surrender and cancellation of all shares of Trinity stock issued to them in connection with the acquisition of CBL and the of approximately $1,000,000 in convertible notes payable to them.

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


NOTE 11 - STOCK OPTION PLAN

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

                                                        2002 STOCK PLAN
                                                        ---------------
                                                                    Weighted
                                                   Number of         Average
                                                     Shares      Exercise Price
                                                  ------------    ------------
Outstanding at December 31, 2003                     3,542,000    $       0.23
Options Granted                                        375,000            0.50
Options Exercised                                      (14,452)           0.05
Options Canceled                                      (262,548)           0.24
                                                  ------------    ------------
     Options Outstanding at March 31, 2004           3,640,000    $       0.36
                                                  ============    ============
     Options Exercisable at March 31, 2004           1,616,432    $       0.33
                                                  ============    ============

The following schedule summarizes the activity during the nine months ended March 31, 2004.

                                                        2002 STOCK PLAN
                                                        ---------------
                                                                    Weighted
                                                   Number of         Average
                                                     Shares      Exercise Price
                                                  ------------    ------------
Outstanding at June 30, 2003                         2,447,000    $       0.23
Options Granted                                      2,035,000            0.50
Options Exercised                                      (14,452)           0.05
Options Canceled                                      (827,548)           0.26
                                                  ------------    ------------
     Options Outstanding at March 31, 2004           3,640,000    $       0.36
                                                  ============    ============
     Options Exercisable at March 31, 2004           1,616,432    $       0.33
                                                  ============    ============

In accordance with Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation," option expense of $17,434 and $194,777 was recognized for the three months and nine months ended March 31, 2004, respectively:

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

Stock options outstanding and exercisable under 2002 Stock Plan as of March 31, 2004 are as follows:

                                               Weighted          Average                          Weighted
                             Number of         Average          Remaining        Number of        Average
           Range of           Options          Exercise        Contractual        Options         Exercise
        Exercise Price      Outstanding         Price          Life (Years)       Vested           Price
       ----------------    -------------    -------------      ------------     -----------      ----------
             $0.05               575,000        $0.05              3.5              356,027        $0.05
             $0.25               800,000        $0.25              3.7              460,411        $0.25
             $0.50             2,265,000        $0.50              4.5              799,993        $0.50

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

If the proposed merger between us and ProsoftTraining, a Nevada corporation is completed, it is anticipated that the merger will improve liquidity in the merged company's stock. However, if the merger is not completed, we may be required to pay certain termination fees and the price of our common stock may decline. Furthermore, we have and will incur significant costs related to the merger, such as legal, accounting and some of the fees and expenses of financial advisors, which costs must be paid even if the merger is not completed. Regardless of whether the merger is completed, we anticipate that we will still continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

NOTE 13 - SUBSEQUENT EVENTS

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

     VILPAS

     On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of Trinity Learning AS (f/k/a Virtual Learning Partners AS) SA ("VILPAS"), a learning services company headquartered in Oslo, Norway. Among its various business development initiatives, VILPAS is a majority owner of FunkWeb, also headquartered in Oslo. FunkWeb is a leading provider of workplace training and retraining for disabled persons. In conjunction with national and local employment programs, FunkWeb has a successful track record in providing disabled persons with skills, certifications and job placement services primarily related to information technologies, web-based systems, and computing

     In consideration for the VILPAS shares, we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock, which has been recorded as conditionally redeemable common stock in stockholders' equity at $0.50 per share. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date. On May 11, 2004, VILPAS notified us of their intention to convert the promissory note.

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

     At March 31, 2004, we had a cash balance of $971,849 compared to $86,511 at June 30, 2003. Net cash used by operating activities during the nine months ended March 31, 2004 was $1,409,348, attributable primarily to our loss from operations of $3,826,667. Included in cash used by operating activities were payments for accounting and insurance of $393,000. Net cash generated by financing activities was $5,668,580 for the nine months ended March 31, 2004 representing the net of borrowings and repayments under short-term notes of $293,247 plus $5,838,148 in proceeds from issuance of common stock, conversion of bridge loans to common stock and the exercise of warrants and options, less financing fees of $462,815. Of these funds, an aggregate of $2,090,700 was advanced to our subsidiaries; $500,000 was pledged as a letter of credit to IRCA; $492,250 was paid for financing related legal fees and sales commissions; $1,023,100 was paid for acquisition related legal and financial advisor fees; $500,000 was repaid on short-term promissory notes to a related party; and $130,000 was paid for other financial advisory fees.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity's commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on July 1, 2003. See Note 2 - Acquisitions and Divestitures.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002, and thus, this disclosure is included in the table below. SFAS 148 also requires disclosure of pro-forma results on the interim basis as if the Company had applied the fair value recognition provisions of SFAS 123. The Company implemented the fair value based method of accounting for stock-based employee compensation during the transition period from October 1, 2002 to June 30, 2003. Implementing SFAS 148 did not impact the financial results of the Company significantly.

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

     None.

ITEM 5. OTHER INFORMATION

     None.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith:

     10.1 Amended Agreement dated March 1, 2004 between the Company and Titan Aviation Ltd.
     10.2 Sublease Agreement dated July 22, 2003 between the Company and Vargus Marketing Group, Inc.
     10.3 Amended Agreement dated January 1, 2004 between the Company and European American Securities
     10.4  Agreement dated July 14, 2002 between the Company and Lynne
           Longmire.
     10.5 Agreement dated December 12, 2002 between the Company and Acquimmo-Salenko M&A.
     10.6 Agreement dated January 23, 2004 between the Company and Bathgate Capital Partners, LLC.
     10.7 Agreement dated February 3, 2004 between the Company and Doherty & Co., LLC.
     10.8 Agreement dated February 19, 2004 between the Company and Nordic Enterprise BV.
     10.9 Agreement dated March 1, 2004 between the Company and VanCamp Advisors, LLC.
     10.10 Agreement dated March 22, 2004 between the Company and Newforth Partners, LLC.
     10.11 Agreement dated March 23, 2004 between the Company and GVC Financial Services, LLC.

     31.1  Certification of the Company's Chief Executive Officer.
     31.2  Certification of the Company's Chief Financial Officer.

     32.1  Certification of the Company's Chief Executive Officer.
     32.2  Certification of the Company's Chief Financial Officer.

(b) Reports on Form 8-K

     1. On January 6, 2004, we filed a Current Report on Form 8-K concerning our press release announcing the settlement of our litigation with CBL Global Corporation and other related parties.

     2. On January 7, 2004, we filed a Current Report on Form 8-K concerning its common shares (stock symbol "TTYL.OB") being accepted for quotation on the NASDAQ Over-the-Counter Electronic Bulletin Board, effective January 7, 2004.

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

                                             TRINITY LEARNING CORPORATION

June 14, 2004                                By:   /S/ DOUGLAS D. COLE
                                                   -----------------------
                                                   Douglas D. Cole
                                                   Chief Executive Officer


June 14, 2004                                By:   /S/ CHRISTINE R. LARSON
                                                   -----------------------
                                                   Christine R. Larson
                                                   Chief Financial Officer