Form 10QSB/A
period 2003-09-30
TRINITY LEARNING CORP
filed 2004-11-05
CIK 101704

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

THIS FORM 10-QSB/A FOR THE QUARTER ENDED SEPTEMBER 30, 2003, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

The Company is filing this Form 10-QSB/A as a result of its determination, as disclosed in its Form 8K filed October 18, 2004, to use the equity method of accounting with respect to the Company's 51% interest in Ayrshire Trading Limited ("Ayrshire") that owns 95% of Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), acquired in September 2003, rather than consolidating the financial results of this entity with those of the Company, as was reflected in the Company's original report on Form 10-QSB. As a result of this change, gross profit as originally reported of $368,695 for the three months ended September 30, 2003 was reduced by $147,199 and operating expense of $1,303,827 for the same period was reduced by $200,891. The Company has also changed the calculation for stock-based compensation to include a volatility factor of 70% where previously we had used a zero volatility factor in the Black-Scholes valuation model. This resulted in additional salary expense of $39,780.

This Amendment continues to reflect circumstances of the date of the original filing of the Form 10-QSB, and we have not made any attempt to modify or update the disclosures contained therein to reflect events that occurred at a later date, except for the items related to the restatement and as otherwise expressly stated herein.

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
              Consolidated Balance Sheets September 30, 2003 (Unaudited) and June 30, 2003
              Consolidated Statements of Operations and Comprehensive Income Three months ended September 30, 2003 and 2003 (Unaudited) Consolidated Statements of Cash Flows
              Three months ended September 30, 2003 and 2002 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.   Controls and Procedures

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

SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                                     PART I
                              FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                  Trinity Learning Corporation and Subsidiaries
                           Consolidated Balance Sheet

                                                                                       September 30, 2003
                                                                                      (Unaudited & Restated)   June 30, 2003
                                                                                      ----------------------   -------------
Assets
Current Assets
       Cash                                                                                 $    927,034        $     86,511
       Accounts Receivable                                                                       298,975              42,719
       Interest Receivable                                                                             -                  41
       Prepaid Expense and Other Current Assets                                                  211,837              97,944
                                                                                            ------------        ------------
                                                            Total Current Assets               1,437,846             227,215
                                                                                            ------------        ------------

Investments in Associated Company, at Equity, Net (Notes 2 and 5)                              1,179,993                   -
                                                                                            ------------        ------------

Property & Equipment (Note 3)
       Furniture & Equipment                                                                     100,432              53,385
       Accumulated Depreciation                                                                  (12,788)             (7,824)
                                                                                            ------------        ------------
                                                        Net Property & Equipment                  87,644              45,561
                                                                                            ------------        ------------
Intangible Assets (Notes 2 and 4)
       Purchased Intangible Assets                                                             2,849,690           1,118,312
       Accumulated Amortization                                                                 (251,723)           (167,747)
                                                                                            ------------        ------------
                                                            Net Intangible Asset               2,597,967             950,565
                                                                                            ------------        ------------

Note Receivable (Note 8)                                                                         300,000              25,000
Other Assets                                                                                      84,575              94,003
                                                                                            ------------        ------------
                                                                    Total Assets            $  5,688,025        $  1,342,344
                                                                                            ============        ============

Liabilities, Contingently Redeemable Equity and Stockholders' Equity
Liabilities
       Accounts Payable                                                                     $    585,968        $    391,872
       Accrued Expenses                                                                          544,313             270,270
       Interest Payable                                                                           85,577              63,987
       Deferred Revenue  (Note 1)                                                                127,016                   -
       Notes Payable-Related Parties (Notes 9 and 10)                                          1,661,362           2,147,151
                                                                                            ------------        ------------
                                                             Current Liabilities               3,004,236           2,873,280

       Notes Payable-Long Term (Note 10)                                                         433,220                   -
                                                                                            ------------        ------------
                                                               Total Liabilities               3,437,456           2,873,280
                                                                                            ------------        ------------

Contingently Redeemable Equity (Notes 1 and 2)                                                 1,000,000                   -
                                                                                            ------------        ------------

Stockholders' Equity
       Common Stock, 100,000,000 Shares Authorized at No Par Value,
       22,915,641 and 14,956,641 shares Issued and Outstanding,
       Respectively                                                                           13,423,823           9,693,447
       Accumulated Deficit                                                                   (12,134,823)        (11,188,913)
       Subscription Receivable                                                                   (35,000)            (35,000)
       Accumulated Other Comprehensive Loss                                                       (3,431)               (470)
                                                                                            ------------        ------------
                                                      Total Stockholders' Equity               1,250,569          (1,530,936)
                                                                                            ------------        ------------
      Total Liabilities, Contingently Redeemable Equity and Stockholders' Equity            $  5,688,025        $  1,342,344
                                                                                            ============        ============

   The accompanying notes are an integral part of these financial statements.

                  Trinity Learning Corporation and Subsidiaries
           Consolidated Statement of Operations and Comprehensive Loss

                                                                  Three Months Ended
                                                                     September 30
                                                                     (Unaudited)
                                                           2003 (Restated)       2002
                                                         ----------------------------------
Revenue
      Sales Revenue                                         $    253,993     $          -
      Cost of Sales                                              (32,497)               -
                                                            ------------     ------------
              Gross Profit                                       221,496                -
                                                            ------------     ------------
Expenses
      Salaries & Benefits                                        567,719           38,000
      Professional Fees                                          216,565          323,741
      Selling, General & Administrative                          269,594           36,130
      Depreciation & Amortization                                 88,838               80
                                                            ------------     ------------
                                        Total Expense          1,142,716          397,951
                                                            ------------     ------------
                                 Loss from Operations           (921,220)        (397,951)
                                                            ------------     ------------

Other Expense
      Interest Expense, net                                       23,288            6,770
      Equity in Losses of Associated Companies                       995                -
      Foreign Currency Loss                                          407                -
                                                            ------------     ------------
                                  Total Other Expense             24,690            6,770
                                                            ------------     ------------

           Loss Before Taxes                                    (945,910)        (404,721)
              Taxes                                                    -                -
                                                            ------------     ------------
           Net Loss                                         $   (945,910)    $   (404,721)
                                                            ============     ============

      Net Loss Per Common Share
               Basic                                        $      (0.06)    $      (8.13)
                                                            ============     ============
               Diluted                                      $      (0.06)    $      (8.13)
                                                            ============     ============
      Weighted Average Shares Outstanding                     15,652,516           49,774
                                                            ============     ============

A summary of the components of other comprehensive loss for the first quarter ended September 30, 2003 and 2002 is as follows:

                                                              For the Three Months Ended
                                                                     September 30
                                                                     (Unaudited)
                                                           2003 (Restated)       2002
                                                         ----------------------------------
      Net Loss                                              $   (945,910)    $   (404,721)
      Foreign currency translation                                (2,961)               -
                                                            ------------     ------------
                                   Comprehensive Loss       $   (948,871)    $   (404,721)
                                                            ============     ============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                            (Unaudited)
                                                                                  2003 (Restated)       2002
                                                                                ----------------------------------
Cash flows from operating activities:
       Net loss                                                                     $  (945,910)    $  (404,721)
       Adjustments to reconcile net loss to net cash provided by
       operating activities:
             Depreciation and amortization                                               88,838              80
             Stock option compensation                                                   98,514               -
             Equity in losses of associated company                                         995               -
       Changes in current assets and liabilities, net of business acquired:
             Accounts receivable, net                                                   (14,434)              -
             Prepaid expenses and other current assets                                  (34,238)         (2,199)
             Accounts payable, accrued expenses and deferred revenue                     56,912         178,751
             Interest payable                                                            21,590           7,468
                                                                                    -----------     -----------
                   Net cash used by operating activities                               (727,733)       (220,621)
                                                                                    -----------     -----------

Cash flows from investing activities:
       Payment for business acquisitions, net of cash acquired                         (225,369)              -
       Notes receivable, net                                                           (274,959)              -
       Capital expenditures                                                             (10,635)         (6,151)
                                                                                    -----------     -----------
                   Net cash used by investing activities                               (510,963)         (6,151)
                                                                                    -----------     -----------

Cash flows from financing activities:
       Proceeds (Repayments) on related party note payable                             (500,000)          3,928
       Borrowing under short term notes                                                       -         590,000
       Financing fees paid                                                             (428,242)              -
       Proceeds from sale of common stock, net                                        3,004,500               -
                                                                                    -----------     -----------
                   Net cash provided by financing activities                          2,076,258         593,928

Effect of foreign exchange rates on cash                                                  2,961               -
                                                                                    -----------     -----------

                                                 Net increase in cash                   840,523         367,156

Cash at beginning of period                                                              86,511           1,632
                                                                                    -----------     -----------

                                                Cash at end of period               $   927,034     $   368,788
                                                                                    ===========     ===========

Supplemental information:

            Interest paid                                                           $     2,716     $         -
                                                                                    ===========     ===========
            Issuance of common stock for business acquisitions                      $   975,000     $         -
                                                                                    ===========     ===========
            Issuance of contingently redeemable equity                              $ 1,000,000     $         -
                                                                                    ===========     ===========

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                        Notes to the Financial Statements
                               September 30, 2003


NOTE 1. ACCOUNTING POLICIES

Overview

We commenced a strategy in 2002 to acquire operating companies in strategic markets that have developed proprietary technology-enabled learning, training and certification services targeted at major customers in worldwide industries. Our mission is to become a leading global learning solution corporation through acquisition, business development and strategic relationships. The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. These financial statements include the accounts of Trinity Learning Corporation and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Transition Report on Form 10-KSB for the transition period from October 1, 2002 to June 30, 2003. On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our October 1, 2002 acquisition of CBL Global Corporation and related companies ("CBL"), and our September 1, 2003 acquisitions of all of the issued and outstanding shares of TouchVision, Inc. ("TouchVision") and of River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire"). Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("Riverbend"). These companies are collectively referred to as Riverbend.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Change in Accounting for Ayrshire / Riverbend

     As disclosed in our Form 8K dated October 18, 2004, we announced that in the process of preparing and completing its audit for the fiscal year ended June 30, 2004, we reviewed our earlier determination to consolidate the financial statements of our 51% ownership of Ayrshire which owns 95% of Riverbend. This consolidation was reflected in the Company's interim financial statements included in its previously-filed quarterly reports for fiscal 2004. After this review and following discussions by the Company's officers with its predecessor auditor Chisholm, Bierwolf, Nilson & Associates and its current auditor BDO Spencer Steward, the Company's Board of Directors concluded on October 12, 2004 that these investments should have been accounted for using the equity method of accounting with respect to the Company's interest in IRCA and Riverbend, rather than consolidating the financial results of these entities with those of the Company.

     The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Investment in

Associated Company." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

Principles of Consolidation and Basis of Presentation

On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. Our consolidated financial statements include the accounts of the company and our wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Our 51% ownership in Ayrshire has been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Investment in Associated Company." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control. (See Notes 2 and 5).

Use of Estimates

The preparation of the Company's unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company reviews its estimates based on information that is currently available. Changes in facts and circumstances may cause the Company to revise its estimates. Significant estimates include:

Purchase Accounting. The Company accounts for its investments in its subsidiaries using the purchase method of accounting. Intangible assets are recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired whichever is more reliably measured. The excess of cost of an acquired entity over the net amounts assigned to acquire assets and liabilities assumed shall be recognized as goodwill. The valuation and allocation process relies on significant assumptions made by management. In particular, the value of the shares issued to effect the purchase.

Identifiable Intangible Assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. The remaining useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. Goodwill is not amortized and is tested for impairment on an annual basis. The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

Revenue Recognition

We earn our revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services, and are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period, or over units of production. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Deferred Revenue

We record deferred revenue which are amounts that have been billed in advance of services provided. Deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the contract period. We acquired approximately $60,000 of deferred revenue in connection with the acquisition of TouchVision, Inc. As of September 30, 2003, and June 30, 2003, deferred revenue was $127,016 and $0, respectively. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

Allowance for Uncollectible Accounts Receivable

Our accounts receivable are reduced by an allowance for accounts that may become uncollectible in the future. We base our estimated allowance for uncollectible accounts primarily on management's evaluation of the financial condition of our clients. Management regularly evaluates the adequacy of the allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client's ability to pay.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of clients that comprise our customer base and their dispersion across different business and geographic areas. Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States and Australia. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in income. Depreciation is provided on the straight-line method using estimated lives ranging from three to five years for property and equipment. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less. Property and equipment is periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period.

Notes Receivable

Notes receivable includes advances made to our subsidiaries in advance of the acquisition of that subsidiary. When the acquisition is finalized and should that subsidiary be consolidated, the note receivable is reclassified to intercompany notes receivable and eliminated in consolidation. Notes receivable also includes advances made to an associated company accounted for using the equity method of accounting. Notes receivable from associated companies are evaluated quarterly for collectibility and amounts deemed uncollectible are written off in the period they are deemed uncollectible.

Contingently Redeemable Equity

Contingently redeemable equity are shares of our common stock issuable upon the conversion of notes payable upon the satisfaction of certain conditions pursuant to a contingent stock arrangement. The contingent stock arrangement is dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock an a major stock exchange in the United States of America, for whom there are financial requirements for listing. The value of the contingently redeemable equity is based on the number of shares to be issued at $0.50 per share.

Software Development Costs

Software development costs are charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period.
Accordingly, software costs have not been capitalized other than product development costs acquired through technology business combinations and technology purchases.

Earnings per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all dilutive potential shares of shares issued but held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants or the conversion of notes and interest payable. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from the release of escrow shares, conversion of notes payable or the exercise of options and warrants for common shares were not included in the computation of DEPS because their inclusion would have been antidilutive for the three months ended September 30, 2003 and 2002.

If the company were to include all potential shares in the calculation, the following items would be included:

     o Stock options to purchase 3,182,000 shares of common stock at prices ranging from $0.05 to $0.50 per share were outstanding at September 30, 2003; no options were outstanding at September 30, 2002.
     o Warrants to purchase 5,677,000 shares of common stock at prices ranging from $0.50 to $2.00 per share were outstanding at September 30, 2003; no warrants were outstanding at September 30, 2002.
     o At September 30, 2003 and 2002, we held 1,372,500 and 1,000,000 shares in escrow respectively.
     o At September 30, 2003 we had the following convertible notes outstanding: (i) a convertible non-interest-bearing promissory note in the amount of $20,000, convertible into 2,000,000 shares of our common stock and (ii) a $425,000 convertible promissory note convertible into and indeterminable number of shares of our common stock.
     o At September 30, 2002, we had the following convertible notes outstanding (i) a convertible promissory note in the principal amount of $166,963 was convertible, under certain conditions, into 3,200,000 shares of common stock and (ii) a convertible promissory note convertible into an indeterminable number of shares of our common stock.

                                                                   Three Months Ended
                                                                      September 30,
                                                                   2003             2002
                                                               ------------     ------------
     Numerator-Basic / Diluted
               Net (loss) available for common stockholders    $   (945,910)    $   (404,821)
                                                               ============     ============
     Denominator-Basic/ Diluted
               Weighted-average common stock outstanding         15,652,516           49,774
                                                               ============     ============
               Basic loss per share                            $      (0.06)    $      (8.13)
                                                               ============     ============

Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002. SFAS 148 also requires disclosure of pro-forma results on the interim basis as if the Company had applied the fair value recognition provisions of SFAS 123. The Company adopted the fair value based method of accounting for stock-based employee compensation during the transition period from October 1, 2002 to June 30, 2003 and there was not a material impact to the financial results of the Company (see Note 12-Stock Option Plan).

Goodwill and Other Intangibles Resulting from Business Acquisitions

The Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets," at the beginning of fiscal 2003. As required, the Company identified its reporting units and the amounts of other intangible assets, and other assets and liabilities allocated to those reporting units. This Statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No.142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (v) intangible assets with finite lives will be amortized over their useful lives. The Company does not have any intangible assets with indefinite lives. See Note 2 "Acquisitions and Divestitures" for more information.

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

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision, a California corporation that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. We had previously loaned TouchVision the sum of $50,000 in June and July, 2003 by way of bridge financing pending completion of the acquisition. Subsequent to the acquisition, loans to TouchVision have been classified with intercompany loans and eliminated in consolidation. The results of operations for TouchVision have been consolidated in the Company's financial statements since the date of acquisition.

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of RMT, an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. We also loaned US$49,000 to RMT for the purpose of repaying outstanding loans advanced to RMT by its former shareholders. The loan has been classified as an intercompany loan and eliminated in consolidation. The results of operations for RMT have been consolidated in the Company's financial statements since the date of acquisition.

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The promissory note has been accounted for as contingently redeemable equity at a value equal to 2,000,000 shares at $0.50 per share.

As part of the Ayrshire transaction, we also acquired the option to purchase the remaining 49% of Ayrshire, subject to certain limitations. The option is exercisable for a period of ten years from the day upon which the average closing price per share of the Company's common stock for a period of ten days equals or exceeds $2.00. The purchase consideration for the remaining 49% is 1,500,000 shares of our common stock.

As further consideration for the Ayrshire shares, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition and $700,000 was advanced on November 3, 2003. The loan to Ayrshire has been recorded accounted for as a note receivable (See Note 8).

Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority Voting Interest but the Minority Shareholders Have Certain Approval or Voting or Veto Rights" (EITF 96-16) provides guidance as to the distinction between protective rights of the minority shareholder which do not overcome the presumption of consolidation and substantive participating rights of the minority shareholder. Substantive participating rights that allow the minority shareholder to participate in establishing operating and capital decisions in the ordinary course of business, overcome the presumption that the investor should consolidate the investee. In the case of the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement ("the Agreement") between Trinity, the majority owner in Ayrshire, and Great Owl Limited ("Great Owl"), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof" or "incur unbudgeted capital expenditure of US$150,000 per item or US$500,000 per annum." Also, pursuant to
Section 18.3 of the Agreement, Trinity and Great Owl are "each entitled to appoint an equal number of directors to the board of directors" of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.

Purchased Intangible Assets

Of the total purchase price paid for the TouchVision acquisition, approximately $1,340,749 has been allocated to purchased intangible assets and are being amortized on a straight line basis over a useful life of five years until an independent valuation is performed and identifiable intangible assets can be recognized apart from goodwill and their useful lives established.

Of the total purchase price paid for the RMT acquisition, approximately $390,630 has been allocated to purchased intangible assets and are being amortized on a straight line basis over a useful life of five years until an independent valuation is performed and identifiable intangible assets can be recognized apart from goodwill and their useful lives established.

Investments in Associated Companies, at Equity

The consideration paid for our investment in Ayrshire is $1,180, 988. This amount comprises legal and financial advisory fees of $180,988 plus 2,000,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $1,806,886 and our pro rata share of their net assets was $875,436. Investments in Associated Companies, at Equity are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of September 30, 2003, no such impairment was incurred.

Pro Forma Results

The operating results of CBL, TouchVision, and RMT have been included from the date of acquisition forward. TouchVision and RMT's results of operations for the months of July and August 2003 were not included in the Company's consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations of the Company and CBL, TouchVision and RMT as if these acquisitions had occurred at July 1, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                                     Three Months Ended
                                                        September 30
                                                     2003            2002
                                                 -----------     -----------
Revenue                                          $   834,075     $   792,498
                                                 ===========     ===========
Gross Profit                                     $   502,165     $   625,910
                                                 ===========     ===========
Operating Loss                                   $  (958,578)    $  (442,029)
                                                 ===========     ===========
Net Loss                                         $  (994,257)    $  (451,199)
                                                 ===========     ===========
Net Loss Per Common Share                        $     (0.06)    $     (0.03)
                                                 ===========     ===========

Finalization of Purchase Price

Certain information necessary to complete the purchase accounting and our valuation of our equity method investee is not yet available, including the completion of independent valuations of the intangible assets for each of the three acquisitions. Purchase accounting will be finalized upon receipt of these independent valuations.

Anticipated Acquisition

On September 18, 2003 we announced that we had entered into a definitive agreement to acquire majority ownership of IRCA (Pty.) Ltd. ("IRCA"), an international firm specializing in corporate learning, certification, and risk mitigation in the areas of safety, health environment, and quality assurance ("SHEQ"). We anticipate closing this transaction within the next 60 days. IRCA is headquartered in South Africa and also operates international sales offices and operations in the United Kingdom and Australia. We will acquire a majority interest in IRCA through a combination of stock and cash payments. The definitive agreement contains certain closing conditions and certain future provisions that will enable Trinity to acquire full ownership of IRCA and its various operating subsidiaries.

NOTE 3 - Property and Equipment

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

                               Asset Cost           Depreciation Expense    Accumulated Depreciation
                        09/30/2003    06/30/03    09/30/2003   09/30/2002   09/30/2003   06/30/2003
                        ----------   ----------   ----------   ----------   ----------   ----------
Furniture & Equipment   $  100,432   $   53,385   $    4,862   $       80   $   12,788   $    7,824
                        ==========   ==========   ==========   ==========   ==========   ==========

NOTE 4 - Intangible Assets

The Company capitalized intangible assets in its acquisitions of CBL, TouchVision, and RMT ("acquisitions"). The amounts capitalized were equal to the difference between the consideration paid for acquisitions including any liabilities assumed and the value of the other assets acquired. The intangible assets are being amortized over a five-year period using the straight-line method. The values assigned to the intangible assets are considered appropriate
- until the Company receives independent valuations - based on average annual revenues earned from licensing of these assets over the two year period ended September 30, 2003 and the expectation that future revenues for the five year period subsequent to the acquisition will equal or exceed this amount. Scheduled below is the asset cost and accumulated amortization at September 30, 2003 and June 30, 2003, respectively, and amortization expense for the three months ended September 30, 2003 and 2002, respectively:

                         Asset Cost            Amortization Expense    Accumulated Amortization
                   09/30/2003   06/30/2003   09/30/2003   09/30/2002   09/30/2003   06/30/2003
                   ----------   ----------   ----------   ----------   ----------   ----------
Intangible Asset   $2,849,690   $1,118,312   $   83,976   $        -   $  251,723   $  167,747
                   ==========   ==========   ==========   ==========   ==========   ==========

NOTE 5 - Investments in Associated Companies, at Equity

At September 30, 2003, the principal components of Investments in Associated Companies, at Equity was our 51% ownership in Ayrshire which owns 95% of
Riverbend:

                                                                  Ayrshire
                                                                -----------
Equity investment                                               $ 1,180,988
Equity in loss of unconsolidated subsidiary                            (995)
                                                                -----------
                         Balance September 30, 2003             $ 1,179,993
                                                                ===========

Financial position of Ayrshire for the one month period ended September 30, 2003.

                                                                  Ayrshire
                                                                -----------
Income statement information:
        Revenue                                                 $   362,794
                                                                ===========
        Operating loss                                          $   (48,128)
                                                                ===========
        Loss before minority interest                           $   (26,371)
                                                                ===========
        Net loss after gain attributable to minority interest   $      (995)
                                                                ===========

Financial position information:
        Current assets                                          $ 1,634,389
                                                                ===========
        Noncurrent assets                                       $   166,821
                                                                ===========
        Current liabilities                                     $   612,333
                                                                ===========
        Long-term liabilities                                   $   639,876
                                                                ===========

Investments in Associated Companies, at Equity are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period

NOTE 6 - Commitments

In July 2003, the Company signed a lease agreement for new office space at 1831 Second Street in Berkeley, California. The lease term commenced September 1, 2003 and will expire on May 31, 2004. The Company will pay a minimum of $5,025 per month. The Company paid $10,050 upon the execution of the lease that includes $5,025 security deposit that may be refunded at the end of the lease.

CBL leases contiguous office space pursuant to two separate lease agreements for its operations located in Queensland, Australia. The term of the first lease expires in January 2004 with a three year option to renew. The monthly rental amount of that lease is $2,471. The term of the second lease expires in January 2007 with a three year option to renew. The monthly rental amount of that lease is $2,140. CBL also leases a car for use by Brian Kennedy, its chief executive officer. The lease expires in October 2005; the monthly rental amount is $338.

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

Total Minimum Lease Commitments as of September 30, 2003:

                                         Calendar Year             Amount
                                         -------------         ----------
                                                  2003         $   58,474
                                                  2004            161,123
                                                  2005             58,416
                                                  2006             30,069
                                            Thereafter              2,516
                                                               ----------
                                                 Total         $  310,498
                                                               ==========

NOTE 7 - Legal Proceedings

On September 12, 2003, we filed a Complaint in the United States District Court for the District of Utah, Central Division, against CBL Global Corporation (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of Competency Based Learning, Inc. ("CBL-California"), (Case No. 2:03CV00798DAK) alleging, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL-Global and Brian Kennedy, the sole shareholder of Competency Based Learning Pty. Ltd. ("CBL-Australia"). The First Amended Complaint alleges causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.

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

NOTE 8 - Notes Receivable

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

As further consideration for our September 1, 2003 purchase of 51% of Ayrshire, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition and $700,000 was advanced on November 3, 2003. The note is due December 30, 2006 provided that if by December 2005, a an option to purchase the additional 49% of Ayrshire has not been exercised, the loan shall be repayable in five equal annual installments, the first installment being payable on December 31, 2007 and the remaining installments payable in yearly intervals thereafter. As part of the agreement, we may exercise the option to acquire the remaining 49% of Ayrshire in consideration for the issuance of an additional 1,500,000 shares of our common stock.

NOTE 9 - Related Party Transactions

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

As of August 8, 2002, Trinity formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of common stock. The GMA Note was originally issued in November 2000 to the Company's former attorneys and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA; both entities are unrelated to Trinity. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock into which the note is convertible, to several persons, including Messrs. Cole, Mooney and Swindells. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA Note is convertible and Mr. Swindells acquired the right to acquire 1,000,000 shares. Fifty percent of the shares issuable upon the conversion of the GMA Note are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of Trinity's board of directors. Between December 2002 and March 2003, 3,200,000 shares of our common stock were issued pursuant to this arrangement. The shares were issued at $0.052 per share.

Pursuant to the acquisition of CBL on October 1, 2002, we issued to shareholders of CBL two convertible promissory notes in the amounts of $485,000 and $515,000. The notes accrue interest at 7% per annum and are considered due and payable upon the earlier of September 1, 2004 or the date, upon which we close an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by the Company after the acquisition date, equal or exceeds $10,000,000. The conversion price on the notes is $2.00 per share of common stock. At September 30, 2003, accrued interest totaled $70,000. We also issued two unsecured promissory notes in the amount of $222,151 to cancel three unsecured promissory notes previously issued by CBL-Australia and CBL-California to its shareholders, Messrs. Scammell and Kennedy. The notes accrue interest at 7% per annum and were considered due and payable upon the earlier of the September 1, 2003 or the date, upon which the Company closes an equity financing, the net proceeds of which, together with the net proceeds of all equity financing conducted by us after the Acquisition Date, equal or exceeds $3,000,000. At September 30, 2003, accrued interest totaled $15,550. The notes were due and payable on September 1, 2003 for which the payment has not been made pending the outcome of a lawsuit filed against Messrs. Scammell and Kennedy. See Note 5, Commitments and Contingencies.

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

NOTE 10 - Notes Payable

At September, 2003, notes payable to accredited investors and related parties totaled $2,094,582 as compared with $2,147,151 at June 30, 2003. The notes bear interest between the rates of 0% and 10% per annum, some of which are secured by our common stock. Certain notes are convertible into the Company's common stock.

The Company has the following notes payable obligations:

                                                                    September 30,       June 30,
                                                                         2003             2003
                                                                     ------------     ------------
Unsecured  non-interest bearing convertible notes payable to
a related party due on December 1, 2003, see Note 9.                 $    425,000     $    925,000

Note  payable to bank due October 29,  2004,  plus  interest
payable annually at 9.5%, secured by vehicle.                              15,367                -

Note payable to related parties; due December 31, 2004, plus
interest payable at 7% per annum, see Note 9.                              13,835                -

Secured  note  payable  to bank due August  29,  2007,  plus
interest payable at prime plus 2%.                                        150,000                -

Borrowings  under revolving line of credit issued by a bank,
plus interest payable at prime plus 2.625%.                                99,950                -

Borrowings  under revolving line of credit issued by a bank,
plus interest payable at prime plus 6.75%.                                 34,975                -

Borrowings  under revolving line of credit issued by a third
party creditor,  plus interest  payable at prime plus 1.99%.               38,872                -

Notes payable to third party  individuals,  due September 1,
2006, plus interest payable at 10% per annum.                              94,056                -

Unsecured  notes payable to related  parties see Notes 7 & 9 for due  date,  plus  accrued  interest  at a rate of 7% per
annum.                                                                    222,527          222,151

Convertible notes payable to related parties,  see Notes 7 &
9 for due date,  plus  accrued  interest at a rate of 7% per
annum.                                                                  1,000,000        1,000,000
                                                                     ------------     ------------
                                  Total Notes Payable                   2,094,582        2,147,151
      Less:  Current Maturities                                        (1,661,362)      (2,147,151)
                                                                     ------------     ------------
                                  Long Term Notes Payable            $    433,220     $          -
                                                                     ============     ============

NOTE 11 - Stockholders' Equity

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

Between June and October 2003, we received subscriptions to our May 2003 Private Placement Memorandum ("May 2003 PPM") totaling $5,073,300 from outside investors to purchase 5,073,300 units at a price of $1.00 per unit. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00. In connection with the May 2003 Private Placement, we issued to various financial advisors, 563,160 additional shares of our common stock and five-year warrants to purchase 200,050 shares of our common stock.

On July 8, 2003, we issued a five-year warrant to Merriman, Curran, Ford & Co. a financial service company, to purchase up to 20,000 shares of our common stock for a period of five years at $0.50 per share in consideration for financial advisory services provided to us by the firm.

NOTE 12 - Stock Option Plan

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

                                                                      2002 Stock Plan
                                                                      ---------------
                                                                                  Weighted
                                                                  Number of   Average Exercise
                                                                   Shares          Price
                                                                ------------   ------------
     Outstanding at June 30, 2003                                  2,447,000          $0.23
     Options Granted                                                 735,000          $0.50
     Options Exercised                                                     -              -
     Options Canceled                                                      -              -
                                                                ------------   ------------
             Options Outstanding at September 30, 2003             3,182,000          $0.29
                                                                ============   ============
             Options Exercisable at September 30, 2003             1,303,125          $0.26
                                                                ============   ============

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" option expense of $98,514 was recognized for the three months ended September 30, 2003:

                                                              September 30, 2003
                                                              ------------------
             Five-Year Risk Free Interest Rate                      3.63%
             Dividend Yield                                          Nil
             Volatility                                              70%
             Average Expected Term (Years to Exercise)                5

Stock options outstanding and exercisable under 2002 Stock Plan as of September 30, 2003 are as follows:

                                              Average
                                Weighted     Remaining                  Average
                   Number of    Average     Contractual     Number      Weighted
    Range of        Options     Exercise        Life      of Options    Exercise
 Exercise Price     Granted      Price        (Years)       Vested       Price
 --------------    ---------    --------    -----------   ----------    --------
      $0.05          600,000      $0.05         4.1         287,500       $0.05
      $0.25        1,589,000      $0.25         4.2         724,125       $0.25
      $0.50          993,000      $0.50         4.7         291,500       $0.50

NOTE 13 - Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. However, we have undertaken the following to meet our liquidity requirements:

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

NOTE 14 - Subsequent Events

Between June and October 2003, we received subscriptions to our May 2003 Private Placement Memorandum ("May 2003 PPM") totaling $5,073,300 from outside investors to purchase 5,073,300 units at a price of $1.00 per unit. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00. In connection with the May 2003 Private Placement, we issued to various financial advisors, 563,160 additional shares of our common stock and five-year warrants to purchase 200,050 shares of our common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on June 30. This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB/A contain forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Transition Report on Form 10-KSB for the period ended June 30, 2003, filed on November 17, 2003, under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-QSB/A in combination with our Transition Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

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

Following our initial acquisition of CBL and related companies, discussed below, our corporate development efforts in 2003 were concentrated on the identification of additional acquisition candidates including due diligence, negotiation of terms and conditions, and the development of integration and financing strategies for each acquisition. We have also focused on raising growth capital through private placements to be used as working capital for Trinity and our subsidiaries. On September 1, 2003, we completed the following three non-related acquisitions.

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

     Our 51% ownership in Ayrshire has been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Investment in Associated Company." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

     Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority Voting Interest but the Minority Shareholders Have Certain Approval or Voting or Veto Rights" (EITF 96-16) provides guidance as to the distinction between protective rights of the minority shareholder which do not overcome the presumption of consolidation and substantive participating rights of the minority shareholder. Substantive participating rights that allow the minority shareholder to participate in establishing operating and capital decisions in the ordinary course of business, overcome the presumption that the investor should consolidate the investee. In the case of the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement ("the Agreement") between Trinity, the majority owner in Ayrshire, and Great Owl Limited ("Great Owl"), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof" or "incur unbudgeted capital expenditure of US$ 150,000 per item or US$500,000 per annum." Also, pursuant to Section 18.3 of the Agreement, Trinity and Great Owl are "each entitled to appoint an equal number of directors to the board of directors" of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.

     IRCA

     We have entered into a definitive agreement to acquire majority control of IRCA (Pty) Ltd. ("IRCA"), an international firm specializing in corporate learning, certification, and risk mitigation in the areas of Safety, Health Environment, and Quality Assurance ("SHEQ"). We anticipate closing this transaction within the next 30 days. IRCA is headquartered in South Africa and operates international sales offices and operations in the Australia and the United States. We will acquire majority interest in IRCA through a combination of stock and cash payments. The definitive agreement contains certain closing conditions and certain future provisions that will enable Trinity to acquire full ownership of IRCA and its various operating subsidiaries.

     IRCA, founded in 1993, operates in South Africa, England and Australia through various operating subsidiaries. IRCA's professionals assess workplace issues related to safety, health, environment and quality, advise clients on learning programs and other interventions that can reduce corporate financial risks, and assist in the implementation and certification of programs. IRCA develops proprietary content and also markets best practice SHEQ content and programs developed by other leading certification and standards organizations. Clients include many Fortune 1000 companies operating in Africa, Europe, Australia, and the United States.

     Competency Based Learning, Inc.

     We completed our first acquisition in October 2002 when we acquired Competency Based Learning, Inc., a California corporation ("CBL-California"), and two related Australian companies, Competency Based Learning, Pty. Ltd. and ACN 082 126 501 Pty. Ltd., (collectively referred to as "CBL Australia"), in consideration for the issuance of a total of 3,000,000 restricted shares of our common stock and $1,000,000 in convertible promissory notes and the assumption of $222,527 in indebtedness. The transactions were effected through CBL Global Corp. ("CBL Global") our wholly-owned subsidiary. CBL-California and CBL-Australia are sometimes hereinafter collectively referred to as "CBL." The acquisition of CBL provided us with proprietary workplace learning content for the global mining and power generation industries, initial contracts with employers in these industries, an experienced staff of instructional designers and learning system developers and a proprietary workplace learning system. Since the acquisition, CBL Global has concentrated its efforts on the development of additional learning content and new products. It has focused its business development activities in its core industry segments and in new geographic markets. In September 2003, we initiated legal proceedings against CBL-California and the former principals of CBL-California and CBL-Australia pursuant to which, among other things, we are seeking to enforce the indemnification provisions of the agreements relating to the CBL acquisition. See "Item 1. Legal Proceedings."

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

Change in Accounting for Ayrshire / Riverbend

     As disclosed in our Form 8K dated October 18, 2004, we announced that in the process of preparing and completing its audit for the fiscal year ended June 30, 2004, we reviewed our earlier determination to consolidate the financial statements of our 51% ownership of Ayrshire which owns 95% of Riverbend. This consolidation was reflected in the Company's interim financial statements included in its previously-filed quarterly reports for fiscal 2004. After this review and following discussions by the Company's officers with its predecessor auditor Chisholm, Bierwolf, Nilson & Associates and its current auditor BDO Spencer Steward, the Company's Board of Directors concluded on October 12, 2004 that these investments should have been accounted for using the equity method of accounting with respect to the Company's interest in IRCA and Riverbend, rather than consolidating the financial results of these entities with those of the Company.

     The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Investment in Associated Company." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

Change in Fiscal Year

     On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align it with those of the companies we had already acquired or were at that time in the process of acquiring. The information presented in Transition Report on Form 10-KSB relates to the transition period October 1, 2002 through June 30, 2003.

     Results for the first quarter of fiscal year 2004 include one month's results of operations for the two companies we recently acquired as well as CBL's activity for the first three months of fiscal year 2004. Revenues from our clients were $253,993 for the first quarter of fiscal year 2004, compared with $0 for the same quarter ended September 30, 2002. Of the total increase in revenues from our clients, $165,620 was due to the two acquisitions described above that we made during the first quarter of fiscal year 2004.

     We believe that the acquisitions we completed in the first quarter of fiscal year 2004 will shift our business in the direction of markets that we believe offer good growth potential for the Company.

Critical Accounting Policies and Management Judgment

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimate and judgments of certain amounts included in the financial statements, giving consideration to materiality. Historically, our estimates have not materially differed from actual results. Application of these accounting policies, however, involves exercise of judgment and use of assumptions as to future uncertainties. As a result, actual results could differ from these estimates.

     Material accounting policies that we believe are the most critical to investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.
Information regarding our other accounting policies is included in our Transition Report on Form 10-KSB for the transition period ended June 30, 2003. No other material changes to such information have occurred during the three months ended September 30, 2003.

     1. Consolidation Policy. Our consolidated financial statements include the accounts of the company and our wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Our 51% ownership in Ayrshire has been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Investment in Associated Company." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

     2. Revenue Recognition. We earn our revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services, and are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period, or over units of production. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

     3. Deferred Revenue. We record deferred revenue which are amounts that have been billed in advance of services provided. Deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the contract period. We acquired approximately $60,000 of deferred revenue in connection with the acquisition of TouchVision, Inc. As of September 30, 2003, and June 30, 2003, deferred revenue was $127,016 and $0, respectively. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

     4. Contingently Redeemable Equity. Contingently redeemable equity are shares of our common stock issuable upon the conversion of notes payable upon the satisfaction of certain conditions pursuant to a contingent  stock  arrangement.  The contingent  stock  arrangement is dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock an a major stock exchange in the United States of America, for whom there are financial requirements for listing. The value of the contingently redeemable equity is based on the number of shares to be issued at $0.50 per share.

     5. Common Stock Valuation. To determine the value of the stock issued for the September 1, 2004 consideration paid for subsidiaries and the investment in its equity method of accounting investee, the Company used a value of $0.50 per share of common stock as the fair value. Such determination is based upon its then current fundraising efforts in which the Company raised in excess of $3,000,000 at $0.50 per share.

     6. Allocation of Consideration for Investments in Subsidiaries. The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets.

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

                              RESULTS OF OPERATIONS

     First Quarter Ended September 30, 2003 Compared to September 30, 2002

     Our gross sales revenue was $253,993 for the quarter ended September 30, 2003, as compared to $0, the amount we reported for the quarter ended September 30, 2002. The increase in revenues was due to the CBL, TouchVision, and RMT ("acquisitions") which provided the revenues for the first quarter of fiscal year 2004.

     Costs of sales for the quarter ended September 30, 2003, which consist of labor and hardware costs, and other incidental expenses, was $32,947, as compared to $0 for the same period last year. This increase was a result of the acquisitions, consistent with the change in gross revenue.

     Our gross profit was $221,496 for the quarter ended September 30, 2003, as compared to $0, the amount we reported for the quarter ended September 30, 2002. The increase in gross profit was due to the acquisitions, consistent with the changes described above.

     Operating expense for the quarter ended September 30, 2003 increased by $744,665, to $1,142,716 as compared with $397,951 for the same period last year. The increase in operating expenses was due, in part, to the additional labor, benefits, and other administrative costs for Trinity corporate personnel, which comprised eight full time employees in the current quarter as compared to one employee for the same period last year. Salaries and benefits attributable to the increase in Trinity corporate employees totaled $242,798. Other increases resulted from the acquisitions described above. Salaries and benefits attributable to the acquisitions was $285,140. The increase in amortization expense is a result of the capitalization of intellectual property acquired from CBL Global, TouchVision and RMT and related amortization of these assets.

     Other expense increased $17,920 from the same period last year. Net interest expense for the quarter ended September 30, 2003 increased by $16,518 due to the interest paid on various loans incurred immediately prior to and during the period. Equity in losses of associated companies of $(995) is that portion of Ayrshire / Riverbend losses attributable to our 51% ownership of Ayrshire.

     We reported net loss available for common shareholders of $945,910, or $0.05 per share on a diluted basis, for the quarter ended September 30, 2003, compared with a net loss of $404,821, or $8.34 per share on a diluted basis, for the same period last year.

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit as of September 30, 2003 was $12,134,823, as compared to $11,188,913 as of June 30, 2003. Our liabilities increased by $564,000 as a result of the consolidation of TouchVision and RMT. The decrease in notes payable is a result of the $500,000 repayment in September on the note payable to a related party partially offset by the consolidation of TouchVision and RMT balances of $447,000.

     At September 30, 2003, we had a cash balance of $927,034 compared to $86,511 at June 30, 2003. Net cash used by operating activities during the three month period ended September 30, 2003 was $727,733 attributable primarily to our loss from operations of $945,910. Cash generated by financing activities was $2,076,258 for the quarter ended September 30, 2003 representing the net of repayments under short-term notes of $500,000, financing fees of $428,242 and $3,004,500 in proceeds from issuance of common stock.

     Accounts payable increased from $391,872 at September 30, 2002 to $585,968 at September 30, 2003. This increase is attributable to the addition of CBL, TouchVision and RMT.

     We commenced a private offering of our securities in May 2003. As of October 31, 2003, we had closed the offering and raised an aggregate of $5,073,300. Of these funds, $254,000, $81,663, $240,000 and $1,000,000 were advanced as loans to our subsidiaries, CBL, RMT, TouchVision and Riverbend, respectively, $441,105 was paid in commissions to financial advisors for fundraising activities, and $500,000 was repaid on short-term promissory notes to a related party.

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

     During the period June 1, 2003 to October 31, 2003, we sold by way of private placement an aggregate of 5,073,300 units at a price of $1.00 per unit, for aggregate consideration of $5,073,300. Each unit comprised two shares of our common stock and two warrants, each exercisable for one additional share of our common stock. In addition, each unit carried the right to acquire an additional warrant to purchase, under certain conditions, up to one additional share of common stock. In connection with the private placement, we paid $441,105 in commissions and issued to various financial advisors, 563,160 additional shares of our common stock and five-year warrants to purchase 200,050 shares of our common stock. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

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

                                              TRINITY LEARNING CORPORATION


October 28, 2004                              By: /S/ DOUGLAS D. COLE
                                                  -----------------------
                                                  Douglas D. Cole
                                                  Chief Executive Officer


October 28, 2004                              By: /S/ CHRISTINE R. LARSON
                                                  -----------------------
                                                  Christine R. Larson
                                                  Chief Financial Officer