Form 10QSB/A
period 2003-12-31
TRINITY LEARNING CORP
filed 2004-11-05
CIK 101704

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

THIS FORM 10-QSB/A FOR THE QUARTER ENDED DECEMBER 31, 2003, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS: OUR ABILITY TO SUCCESSFULLY INTEGRATE TOUCHVISION, INC. ("TOUCHVISION"), RIVER MURRAY TRAINING PTY LTD ("RMT") AND OUR MAJORITY INTERESTS IN AYRSHIRE TRADING LIMITED ("AYRSHIRE") AND IRCA (PTY.) LTD. ("IRCA"); DETERIORATION IN CURRENT ECONOMIC CONDITIONS; OUR ABILITY TO PURSUE BUSINESS STRATEGIES; PRICING PRESSURES;
CHANGES IN THE REGULATORY ENVIRONMENT; OUTCOMES OF PENDING AND FUTURE LITIGATION; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL TRADE; MONETARY AND FISCAL POLICIES; OUR ABILITY TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

The Company is filing this Form 10-QSB/A as a result of its determination, as disclosed in its Form 8K filed October 18, 2004, to use the equity method of accounting with respect to the Company's 51% interest in Ayrshire Trading Limited ("Ayrshire") which owns 95% Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), acquired in September 2003, and its 51% interest in IRCA (Proprietary) Limited ("IRCA") acquired in December 2003 rather than consolidating the financial results of these entities with those of the Company, as was reflected in the Company's original report on Form 10-QSB. As a result of this change, gross profit of $2,112,966 as originally reported for the six months ended December 31, 2003 was reduced by $552,626 and $783,995 for Ayrshire and Riverbend, respectively. Operating expense of $4,567,216 as originally reported for the same period was reduced by $851,482 and $948,856 for Ayrshire and IRCA respectively. The Company has also changed the calculation for stock-based compensation to include a volatility factor of 70% where previously we had used a zero volatility factor in the Black-Scholes valuation model. This resulted in additional salary expense of $160,862

This Amendment continues to reflect circumstances of the date of the original filing of the Form 10-QSB, and we have not made any attempt to modify or update the disclosures contained therein to reflect events that occurred at a later date, except for the items related to the restatement and as otherwise expressly stated herein.


PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
              Consolidated Balance Sheets December 31, 2003 (Unaudited) and June 30, 2003
              Consolidated Statements of Operations and Comprehensive Income Three and six months ended December 31, 2003 and 2003 (Unaudited) Consolidated Statements of Cash Flows Three and six months ended December 31, 2003 and 2002 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.    Controls and Procedures

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

SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                                     PART I
                              FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                  Trinity Learning Corporation and Subsidiaries
                           Consolidated Balance Sheet

                                                                                      December 31, 2003
                                                                                    (Unaudited & Restated)     June 30, 2003
                                                                                    ----------------------     -------------
Assets
Current Assets
       Cash                                                                               $    658,048         $     86,511
       Accounts Receivable                                                                     370,240               42,719
       Interest Receivable                                                                           -                   41
       Prepaid Expense and Other Current Assets                                                151,402               97,944
                                                                                          ------------         ------------
                                                       Total Current Assets                  1,179,690              227,215
                                                                                          ------------         ------------

Investments in Associated Companies, at Equity, Net (Notes 2 and 5)                          2,729,096                    -
                                                                                          ------------         ------------

Property & Equipment (Note 3)
       Furniture & Equipment                                                                    52,675               53,385
       Accumulated Depreciation                                                                (17,225)              (7,824)
                                                                                          ------------         ------------
                                                   Net Property & Equipment                     35,450               45,561
                                                                                          ------------         ------------
Intangible Assets (Notes 2 and 4)
       Purchased Intangible Assets                                                           1,731,379            1,118,312
       Accumulated Amortization                                                               (112,240)            (167,747)
                                                                                          ------------         ------------
                                                       Net Intangible Asset                  1,619,139              950,565
                                                                                          ------------         ------------

Note Receivable (Note 8)                                                                     1,000,000               25,000
Other Assets                                                                                         -               94,003
                                                                                          ------------         ------------
                                                               Total Assets               $  6,563,375         $  1,342,344
                                                                                          ============         ============

Liabilities, Contingently Redeemable Equity and Stockholders' Equity
Liabilities
       Accounts Payable                                                                   $  1,132,177         $    391,872
       Accrued Expenses                                                                        402,506              270,270
       Interest Payable                                                                              -               63,987
       Deferred Revenue (Note 1)                                                               214,036                    -
       Notes Payable - Current (Note 10)                                                        15,715                    -
       Notes Payable-Related Parties (Notes 7, 9 and 10)                                        15,379            2,147,151
                                                                                          ------------         ------------
                                                        Current Liabilities                  1,779,813            2,873,280

       Notes Payable-Long Term (Note 10)                                                       243,074                    -
                                                                                          ------------         ------------
                                                          Total Liabilities                  2,022,887            2,873,280
                                                                                          ------------         ------------

Contingently Redeemable Equity (Notes 1 and 2)                                               2,250,000                    -
                                                                                          ------------         ------------

Stockholders' Equity
       Common Stock, 100,000,000 Shares Authorized at No Par Value,
       25,270,401 and 14,956,641 shares Issued and Outstanding,
       Respectively                                                                         16,133,433            9,693,447
       Accumulated Deficit                                                                 (13,791,895)         (11,188,913)
       Subscription Receivable                                                                 (35,000)             (35,000)
       Accumulated Other Comprehensive Loss                                                    (16,050)                (470)
                                                                                          ------------         ------------
                                                 Total Stockholders' Equity                  2,290,488           (1,530,936)
                                                                                          ------------         ------------
 Total Liabilities, Contingently Redeemable Equity and Stockholders' Equity               $  6,563,375         $  1,342,344
                                                                                          ============         ============

   The accompanying notes are an integral part of these financial statements.

                  Trinity Learning Corporation and Subsidiaries
           Consolidated Statement of Operations and Comprehensive Loss

                                                               Three Months Ended                 Six Months Ended
                                                                   December 31                       December 31
                                                                   (Unaudited)                       (Unaudited)
                                                         2003 (Restated)       2002        2003 (Restated)       2002
                                                          ------------     ------------     ------------     ------------
Revenue
       Sales Revenue                                      $    726,805     $     62,660     $    980,798     $     62,660
       Cost of Sales                                          (171,956)               -         (204,453)               -
                                                          ------------     ------------     ------------     ------------
               Gross Profit                                    554,849           62,660          776,345           62,660
                                                          ------------     ------------     ------------     ------------
Expenses
       Salaries & Benefits                                     955,828          246,948        1,523,547          284,948
       Professional Fees                                       323,816           16,158          540,381          339,899
       Selling, General & Administrative                       355,417          330,203          625,011          366.433
       Depreciation & Amortization                             149,963           58,210          238,801           58,290
                                                          ------------     ------------     ------------     ------------
                              Total Expense                  1,785,024          651,519        2,927,740        1,049,570
                                                          ------------     ------------     ------------     ------------
                       Loss from Operations                 (1,230,175)        (588,859)      (2,151,395)        (986,910)
                                                          ------------     ------------     ------------     ------------

Other Expense
       Interest Expense, net                                    25,061           24,074           48,349           30,844
       Equity in Losses of Associated Companies                397,985                -          398,980                -
       Foreign Currency Loss                                     3,851                -            4,258                -
                                                          ------------     ------------     ------------     ------------
                        Total Other Expense                    426,897           24,074          451,587           30,844
                                                          ------------     ------------     ------------     ------------

                Loss Before Taxes                           (1,657,072)        (612,933)      (2,602,982)      (1,017,754)
                   Taxes                                             -                -                -                -
                                                          ------------     ------------     ------------     ------------
                Net Loss                                  $ (1,657,072)    $   (612,933)    $ (2,602,982)    $ (1,017,754)
                                                          ============     ============     ============     ============

       Net Loss Per Common Share
                      Basic                               $      (0.08)    $      (0.17)    $      (0.14)    $      (0.28)
                                                          ============     ============     ============     ============
                      Diluted                             $      (0.08)    $      (0.17)    $      (0.14)    $      (0.28)
                                                          ============     ============     ============     ============
Weighted Average Shares Outstanding                         21,570,021        3,602,274       18,772,572        3,602,274
                                                          ============     ============     ============     ============

A summary of the components of other comprehensive loss for the three and six months ended December 31, 2003 and 2002 is as follows:

                                                                      For the Three Months Ended
                                                                             December 31
                                                                    2003 (Restated)       2002
                                                                     ------------     ------------
             Net Loss                                                $ (1,657,072)    $   (612,933)
             Foreign currency translation                                 (12,619)           7,520
                                                                     ------------     ------------
                                        Comprehensive Loss           $ (1,669,691)    $   (605,413)
                                                                     ============     ============

                                                                       For the Six Months Ended
                                                                             December 31
                                                                    2003 (Restated)       2002
                                                                     ------------     ------------
             Net Loss                                                $ (2,602,982)    $ (1,017,754)
             Foreign currency translation                                 (15,580)           7,520
                                                                     ------------     ------------
                                        Comprehensive Loss           $ (2,615,562)    $ (1,011,234)
                                                                     ============     ============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                                            Six Months Ended
                                                                                               December 31
                                                                                               (Unaudited)
                                                                                     2003 (Restated)      2002
                                                                                     ---------------   -----------
Cash flows from operating activities:
       Net loss                                                                        $(2,602,982)    $(1,017,754)
       Adjustments to reconcile net loss to net cash provided by
       operating activities:
             Depreciation and amortization                                                 238,801          58,290
             Stock option compensation                                                     219,584               -
             Equity in losses of associated companies                                      398,980               -
       Changes in current assets and liabilities, net of business acquired:
             Accounts receivable, net                                                     (179,047)         16,860
             Prepaid expenses and other assets                                              99,968            (828)
             Accounts payable, accrued expenses and deferred revenue                       443,243         217,978
             Interest payable                                                             (190,137)         28,688
                                                                                       -----------     -----------
                   Net cash used by operating activities                                (1,571,590)       (696,766)
                                                                                       -----------     -----------

Cash flows from investing activities:
       Payment for business acquisitions, net of cash acquired                            (828,097)         74,958
       Notes and interest receivable, net                                                 (974,959)           (698)
       Capital expenditures                                                                (16,838)         (6,389)
                                                                                       -----------     -----------
                   Net cash (used) provided by investing activities                     (1,819,894)         67,871
                                                                                       -----------     -----------

Cash flows from financing activities:
       Proceeds (Repayments) on related party note payable                                (500,000)          3,928
       Borrowings under short term notes                                                         -         690,000
       Financing fees paid                                                                (625,859)              -
       Proceeds from sale of common stock                                                5,073,300               -
                                                                                       -----------     -----------
                   Net cash provided by financing activities                             3,947,441         693,928

Effect of foreign exchange on cash                                                          15,580          (7,520)
                                                                                       -----------     -----------

                                                    Net increase in cash                   571,537          57,513

                                             Cash at beginning of period                    86,511           1,632
                                                                                       -----------     -----------

                                                   Cash at end of period               $   658,048     $    59,145
                                                                                       ===========     ===========

Supplemental information:

   Interest paid                                                                       $     6,708     $         -
                                                                                       ===========     ===========
   Issuance of common stock for business acquisitions                                  $   975,000     $    75,000
                                                                                       ===========     ===========
   Issuance of contingently redeemable equity                                          $ 2,250,000     $         -
                                                                                       ===========     ===========
   Cancellation of common stock and convertible notes
      payable pursuant to the sale of CBL, net                                         $  (592,997)    $         -
                                                                                       ===========     ===========

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                        Notes to the Financial Statements
                                December 31, 2003


NOTE 1.  ACCOUNTING POLICIES

Overview

We commenced a strategy in 2002 to acquire operating companies in strategic markets that have developed proprietary technology-enabled learning, training and certification services targeted at major customers in worldwide industries. Our mission is to become a leading global learning solution corporation through acquisition, business development and strategic relationships. The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements include the accounts of Trinity Learning Corporation and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Transition Report on Form 10-KSB for the transition period from October 1, 2002 to June 30, 2003. On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our October 1, 2002 acquisition of CBL Global Corporation and related companies ("CBL"), our September 1, 2003 acquisitions of all of the issued and outstanding shares of TouchVision, Inc. ("TouchVision") and of River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire") as well as our December 1, 2003 acquisition of Danlas Limited ("Danlas"). Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("Riverbend"). These companies are collectively referred to as Riverbend. Danlas owns 51% of IRCA (Proprietary) Limited ("IRCA"). These companies are collectively referred to as IRCA.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Change in Accounting for Ayrshire / Riverbend and IRCA

     As disclosed in our Form 8K dated October 18, 2004, we announced that in the process of preparing and completing its audit for the fiscal year ended June 30, 2004, we reviewed our earlier determination to consolidate the financial statements of our 51% ownership of Ayrshire which owns 95% of Riverbend. This consolidation was reflected in the Company's interim financial statements included in its previously-filed quarterly reports for fiscal 2004. After this review and following discussions by the Company's officers with its predecessor auditor Chisholm, Bierwolf, Nilson & Associates and its current auditor BDO Spencer Steward, the Company's Board of Directors concluded on October 12, 2004 to use the equity method of accounting with respect to the Company's interest in IRCA and Riverbend, rather than consolidating the financial results of these entities with those of the Company.

     Our 51% ownership in Ayrshire and in IRCA have been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is shown as an asset, "Investments in Associated Companies." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

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

     o In the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement ("the Agreement") between Trinity, the majority owner in Ayrshire, and Great Owl Limited ("Great Owl"), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof" or "incur unbudgeted capital expenditure of US$150,000 per item or US$500,000 per annum." Also, pursuant to
          Section 18.3 of the Agreement, Trinity and Great Owl are "each entitled to appoint an equal number of directors to the board of directors" of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.

     o In the IRCA transaction, Section 20.1.19.3 of the Sale of Shares Agreement ("SOS Agreement") between Danlas Limited, a wholly owned subsidiary of Trinity, and IRCA Investments (Pty.) Ltd. ("IRCA Investments"), the minority shareholder in IRCA, prevents IRCA and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof, or to its strategic plans or marketing strategy or incur unbudgeted capital expenditure in excess of R200,000 (two hundred thousand Rand) per item or R800,000 (eight hundred thousand Rand) in total per annum." Also, pursuant to
          Section 19 of the SOS Agreement, Danlas and IRCA Investments are "each entitled to appoint equal number of directors to the board of directors" of IRCA. These substantive participating rights of the minority shareholder will remain in effect until Danlas owns 60% of IRCA.

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

Our 51% ownership in Ayrshire and in IRCA, respectively, have been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Investments in Associated Companies." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control. (See Notes 2 and 5).

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

Purchase Accounting. The Company accounts for its investments in its subsidiaries using the purchase method of accounting. Intangible assets are recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired whichever is more reliably measured. The excess of cost of an acquired entity over the net amounts assigned to acquired assets and liabilities assumed shall be recognized as goodwill. The valuation and allocation process relies on significant assumptions made by management. In particular, the value of the shares issued to effect the purchase.

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

Deferred Revenue

We record deferred revenue which are amounts that have been billed in advance of services provided. Deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the contract period. We acquired approximately $60,000 of deferred revenue in connection with the acquisition of TouchVision, Inc. As of December 31, 2003, and June 30, 2003, deferred revenue was $214,036 and $0, respectively. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

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

Notes Receivable

Notes receivable includes advances made to our subsidiaries in advance of the acquisition of that subsidiary. When the acquisition is finalized and should that subsidiary be consolidated, the note receivable will be reclassified to intercompany notes receivable and eliminated in consolidation. Notes receivable also includes advances made to associated companies accounted for using the equity method of accounting. Notes receivable from associated companies are evaluated quarterly for collectibility and amounts deemed uncollectible are written off in the period they are deemed uncollectible.

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

Earnings per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all dilutive potential shares of shares issued but held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from the release of escrow shares, conversion of notes payable or the exercise of options and warrants for common shares were not included in the computation of DEPS, because their inclusion would have been antidilutive for the three and six months ended December 31, 2003 and 2002.

If the company were to include all potential shares in the calculation, the following items would be included:

     o Stock options to purchase 3,542,000 shares of common stock at prices ranging from $0.05 to $0.50 per share were outstanding at December 31, 2003; no options were outstanding at December 31, 2002.
     o Warrants to purchase 18,714,950 shares of common stock at prices ranging from $0.05 to $2.00 per share were outstanding at December 31, 2003; no warrants were outstanding at December 31, 2002.

     o At December 31, 2003 and 2002, we held 372,500 and 1,000,000 shares in escrow, respectively.
     o In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which was outstanding at December 31, 2003 and was convertible into 2,000,000 shares of our common stock.
     o In consideration for our investment in IRCA, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which was outstanding at December 31, 2003 and was convertible into 2,500,000 shares of our common stock.
     o At December 31 2002, we had the following convertible notes outstanding: (i) a convertible promissory note in the principal amount of $500,000 convertible into an undeterminable number of shares of our common stock, (ii) 1,000,000 convertible notes payable convertible into 500,000 shares of our common stock, (ii) $245,000 convertible notes payable convertible into an indeterminable number of shares of our common stock, and (iv) $114,787 convertible notes payable convertible into 2,200,000 shares of our common stock.

                                                             Three Months Ended                Six Months Ended
                                                                December 31,                     December 31,
                                                            2003             2002             2003             2002
                                                       -------------    -------------    -------------    -------------
     Numerator-Basic / Diluted
           Net (loss) available for common
           stockholders                                $  (1,657,072)   $    (612,933)   $  (2,602,982)   $  (1,017,754)
                                                       =============    =============    =============    =============
     Denominator-Basic / Diluted
           Weighted-average common stock outstanding      21,570,021        3,602,274       18,772,572        3,602,274
                                                       =============    =============    =============    =============
               Basic (loss) per share                  $       (0.08)   $       (0.17)   $       (0.14)   $       (0.28)
                                                       =============    =============    =============    =============

Stock options to purchase 3,542,000 shares of common stock at prices ranging from $0.05 to $0.50 per share were outstanding at December 31, 2003; no options were outstanding at December 31, 2002. Warrants to purchase 18,714,950 shares of common stock at prices ranging from $0.05 to $2.00 per share were outstanding at December 31, 2003; no warrants were outstanding at December 31, 2002. At December 31, 2003 and 2002, we held 372,500 and 1,000,000 shares in escrow, respectively. In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which was outstanding at December 31, 2003 and was convertible into 2,000,000 shares of our common stock. In consideration for our investment in IRCA, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which was outstanding at December 31, 2003 and was convertible into 2,500,000 shares of our common stock. At December 31 2002, we had the following convertible notes outstanding: (i) a convertible promissory note in the principal amount of $500,000 convertible into an undeterminable number of shares of our common stock, (ii) 1,000,000 convertible notes payable convertible into 500,000 shares of our common stock, (ii) $245,000 convertible notes payable convertible into an indeterminable number of shares of our common stock, and (iv) $114,787 convertible notes payable convertible into 2,200,000 shares of our common stock.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company adopted SFAS 150 on October 1, 2003 and adoption of SFAS 150 did not significantly impact the Company's financial statements.

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

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The results of operations for Ayrshire, using the equity method, have been included in the Company's financial statements since the date of acquisition.

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

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ"). IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible under certain conditions into a maximum of 4,500,000 shares of the Company's common stock, (ii) agreed to advance $500,000 in cash to establish an international sales force, (iii) provided $500,000 as collateral for an operating line of credit and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as contingently redeemable equity at $0.50 per share. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The results of operations for IRCA, using the equity method, have been included in the Company's financial statements since the date of acquisition.

As part of the Danlas transaction, we issued two convertible notes of $10,000 which to purchase the remaining 49% of IRCA. However, the notes are only effective should Danlas be able to exercise two options for the remaining 49% of IRCA. The options are exercisable for the period December 1, 2003 to December 31, 2005 commencing the day upon which the average closing price per share of the Company's common stock for a period of ten days equals or exceeds $2.00. The purchase consideration for the remaining 49% is 2,000,000 shares of our common stock. As no value has been received, no value has been assigned in our financial statements for these instruments.

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

     o In the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement ("the Agreement") between Trinity, the majority owner in Ayrshire, and Great Owl Limited ("Great Owl"), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof" or "incur unbudgeted capital expenditure of US$150,000 per item or US$500,000 per annum." Also, pursuant to
          Section 18.3 of the Agreement, Trinity and Great Owl are "each entitled to appoint an equal number of directors to the board of directors" of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.

     o In the IRCA transaction, Section 20.1.19.3 of the Sale of Shares Agreement ("SOS Agreement") between Danlas Limited, a wholly owned subsidiary of Trinity, and IRCA Investments (Pty.) Ltd. ("IRCA Investments"), the minority shareholder in IRCA, prevents IRCA and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof, or to its strategic plans or marketing strategy or incur unbudgeted capital expenditure in excess of R200,000 (two hundred thousand Rand) per item or R800,000 (eight hundred thousand Rand) in total per annum." Also, pursuant to
          Section 19 of the SOS Agreement, Danlas and IRCA Investments are "each entitled to appoint equal number of directors to the board of directors" of IRCA. These substantive participating rights of the minority shareholder will remain in effect until Danlas owns 60% of IRCA.

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

Investments in Associated Companies, at Equity

The consideration paid for our investment in Ayrshire was $1,175,235. This amount comprises legal and financial advisory fees of $175,235 plus 2,000,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $1,806,886 and our pro rata share of their net assets was $875,463. Investments in Associated Companies, at Equity are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of December 31, 2003, no such impairment was incurred.

The consideration paid for our investment in IRCA was $1,952,841. This amount comprises legal, financial advisory and consultancy fees of $702,841 including the payment to Mr. Steynberg of $612,668 plus 2,500,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $2,704,870 and our pro rata share of their net assets was $1,379,484. Investments in Associated Companies, at Equity are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of December 31, 2003, no such impairment was incurred.

Divestitures

In December 2003, we sold our interest in CBL Global Corporation and its Australian subsidiaries (collectively "CBL") to Messrs. Scammell and Kennedy, the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL. Pursuant to the terms of the agreement, we conveyed all of our interest in CBL back to the former owners in exchange for surrender and cancellation of 3,000,000 shares of Company stock issued to them in connection with acquisition of CBL and the cancellation of $1,000,000 in convertible notes payable to them. Also as a result of the divestiture, $222,151 owed by CBL to Messrs. Kennedy and Scammell is no longer an obligation of the Company. Through CBL's strategic alliance with IRCA, Trinity will continue to market CBL-related workplace learning content and products in Africa.

As a result of the divestiture, the results of operations for CBL through the date of divestiture, December 21, 2003 of $368,036 have been included in the results of operation presented with this report. The accumulated deficit $1,314,277 resulting from the accumulated operating loss for CBL between October 2002 and December 2003 as well as a comprehensive income of $20,073 are included with our consolidated accumulated deficit and accumulated other comprehensive income at December 31, 2003. The net fair value of the assets and liabilities divested, net of $1,000,000 convertible note payable which was cancelled, the intercompany receivable from CBL and the cancellation of 3,000,000 shares of shares of our common stock which was cancelled were recorded as a $592,997 credit to our common stock. No gain or loss was recognized in the Consolidated Statement of Operations as a result of the divestiture.

Pro Forma Results

The operating results of CBL, TouchVision, and RMT have been included from the date of acquisition forward. TouchVision and RMT's results of operations for the months of July and August 2003 were not included in the Company's consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations of the Company, TouchVision and RMT as if these acquisitions had occurred at July 1, 2002. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the three and six month periods ended December 31, 2003, and 2002, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                        Three Months Ended             Six Months Ended
                                            December 31                  December 31
                                        2003           2002           2003           2002
                                    -----------    -----------    -----------    -----------
Revenues                            $   647,316    $   692,357    $ 1,393,018    $ 1,420,959
                                    ===========    ===========    ===========    ===========
Gross Profit                        $   475,361        550,611        889,153      1,112,625
                                    ===========    ===========    ===========    ===========
Operating Loss                      $  (890,715)   $  (257,776)   $(1,575,428)   $  (534,452)
                                    ===========    ===========    ===========    ===========
Net Loss                            $  (898,054)   $  (278,425)   $(1,596,234)   $  (575,575)
                                    ===========    ===========    ===========    ===========
Net Loss per Common Share           $     (0.04)   $     (0.01)   $     (0.09)   $     (0.03)
                                    ===========    ===========    ===========    ===========

Finalization of Purchase Price

Certain information necessary to complete the purchase accounting and our valuation of our equity method investees is not yet available, including the completion of independent valuations of the intangible assets for each of the three acquisitions. Purchase accounting will be finalized upon receipt of these independent valuations.

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

                              Asset Cost            Depreciation Expense    Accumulated Depreciation
                        12/31/2003    06/30/03    12/31/2003   06/30/2002   12/31/2003   06/30/2003
                        ----------   ----------   ----------   ----------   ----------   ----------
Furniture & Equipment   $   52,675   $   53,385   $   17,225   $       80   $   17,225   $    7,824
                        ==========   ==========   ==========   ==========   ==========   ==========

NOTE 4 - Intangible Assets

The Company capitalized intangible assets in its acquisitions of CBL, TouchVision and RMT. The amounts capitalized were equal to the difference between the consideration paid for acquisitions including any liabilities assumed and the value of the other assets acquired. The intangible assets are being amortized over a five-year period using the straight-line method. The values assigned to the intangible assets are considered appropriate - until the Company receives independent valuations - based on average annual revenues earned from licensing of these assets over the two year period ended September 30, 2003 and December 31, 2003, respectively, and the expectation that future revenues for the five year period subsequent to the acquisition will equal or exceed this amount. Scheduled below is the asset cost and accumulated amortization at December 31, 2003 and June 30, 2003, respectively, and amortization expense for the six months ended December 31, 2003 and 2002, respectively:

                         Asset Cost           Amortization Expense     Accumulated Amortization
                   12/31/2003   06/30/2003   12/31/2003   06/30/2002   12/31/2003   06/30/2003
                   ----------   ----------   ----------   ----------   ----------   ----------
Intangible Asset   $1,731,379   $1,118,312   $  221,576   $        -   $  112,240   $  167,747
                   ==========   ==========   ==========   ==========   ==========   ==========

NOTE 5 - Investments in Associated Companies, at Equity

At December 31, 2003, the principal components of Investments in Associated Companies, at Equity was our 51 % ownership in Ayrshire which owns 95% of Riverbend and our 51% ownership of IRCA:

                                                                        Ayrshire         IRCA
                                                                       -----------    -----------
     Equity investment                                                 $ 1,175,235    $ 1,952,841
     Equity in loss of unconsolidated subsidiary                          (294,767)      (104,213)
                                                                       -----------    -----------
                              Balance December 31, 2003                $   880,468    $ 1,848,628
                                                                       ===========    ===========

Financial position of Ayrshire and of IRCA for the four and 1 month periods, respectively, ended December 31, 2003.

                                                                        Ayrshire         IRCA
                                                                       -----------    -----------
     Income statement information:
            Revenue                                                    $ 1,238,650    $   942,896
                                                                       ===========    ===========
            Operating loss                                             $  (479,947)   $   (83,195)
                                                                       ===========    ===========
            Loss before minority interest                              $  (417,901)      (186,740)
                                                                       ===========    ===========
            Net loss after loss attributable to minority interest      $  (294,767)   $  (104,213)
                                                                       ===========    ===========

     Financial position information:
            Current assets                                             $ 2,302,252    $ 2,573,840
                                                                       ===========    ===========
            Noncurrent assets                                          $   202,496    $ 3,176,455
                                                                       ===========    ===========
            Current liabilities                                        $   980,359    $ 3,701,428
                                                                       ===========    ===========
            Long-term liabilities                                      $ 1,324,544    $         -
                                                                       ===========    ===========

Investments in Associated Companies, at Equity are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period

NOTE 6 - Commitments

Total rental expense included in operations for operating leases for the six months ended December 31, 2003 and 2002, amounted to $78,702 and $27,637, respectively. Certain lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2005.

Total Minimum Lease Commitments as of December 31, 2003:

                                         Calendar Year                Amount
                                        --------------         -------------
                                                  2004         $     129,735
                                                  2005                26,693
                                                  2006                     -
                                                  2007                     -
                                            Thereafter                     -
                                                               -------------
                                                 Total         $     156,427
                                                               =============

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

As a result of the divestiture, the results of operations for CBL through the date of divestiture, December 21, 2003 of $368,036 have been included in the results of operation presented with this report. The accumulated deficit $1,314,277 resulting from the accumulated operating loss for CBL between October 2002 and December 2003 as well as a comprehensive income of $20,073 are included with our consolidated accumulated deficit and accumulated other comprehensive at December 31, 2003. The net fair value of the assets and liabilities divested, net of $1,000,000 convertible note payable which was cancelled, the intercompany receivable from CBL and the cancellation of 3,000,000 shares of shares of our common stock which was cancelled were recorded as a $592,997 credit to our common stock. No gain or loss was recognized in the Consolidated Statement of Operations as a result of the divestiture.


NOTE 8 - Notes Receivable

On June 5, 2003, we agreed to lend TouchVision $50,000 in two equal installments of $25,000 each. Interest accrued on the unpaid principal amount of the note at a rate equal to six percent per year. Interest accrued under the note is paid annually, with the first payment due June 5, 2004. All unpaid principal and interest are due June 29, 2005. At June 30, 2003, $25,000 had been advanced to TouchVision and accrued interest totaled $41. Subsequent to the TouchVision acquisition on September 1, 2003, this note receivable was reclassified to intercompany notes receivable and eliminated in consolidation at December 31, 2003.

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

On December 17, 2003, we entered into an agreement with Titan Aviation Ltd ("Titan"), a Guernsey company, for the purpose of having Titan act as our representative in our acquisition of IRCA. Mr. Martin Steynberg, a member of our board of directors, is the managing director of Titan. Mr. Steynberg is a shareholder in IRCA Investments (Proprietary) Limited which owns 49% of IRCA. Under the terms of the agreement, we will pay Titan four million rand or approximately $612,668. This amount has been included with accounts payable as of December 31, 2003. This amount has been included in Accounts Payable at March 31, 2004.

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

As of July 31, 2002, we entered into a Advisory Agreement with European American Securities, Inc. ("EAS"), for whom Mr. Swindells is a director, pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees to be paid in cash or our common stock, at EAS' option. Through December 31, 2003, EAS had earned a total of $734,773 under the Advisory Agreement. Of the balance of $734,773, $429,773 has been paid to EAS, leaving a balance owing at December 31, 2003 of $305,000. In January 2004, at EAS' election, $250,000 or 250,000 shares was paid to EAS in the Company's common stock.

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

NOTE 10 - Notes Payable

At December 31, 2003, notes payable to accredited investors and related parties totaled $274,168 as compared with $2,147,151 at June 30, 2003. The notes bear interest between the rates of 0% and 10% per annum. Certain notes are convertible into the Company's common stock.

The Company has the following notes payable obligations:

                                                                           December 31,     June 30,
                                                                               2003           2003
                                                                           -----------     ----------
Note  payable to bank due October 29,  2004,  plus  interest
payable annually at 9.5%, secured by vehicle.                              $    15,715     $        -

Note payable to related  parties due December 21, 2004, plus
interest payable at 7% per annum, see Note 9.                                   15,379              -

Borrowings  under revolving line of credit issued by a bank,
plus interest payable at prime plus 2.625%.                                     99,950              -

Borrowings  under revolving line of credit issued by a bank,
plus interest payable at prime plus 6.75%.                                      34,076              -

Borrowings  under revolving line of credit issued by a third
party creditor, plus interest payable at prime plus 1.99%.                      15,003              -

Notes payable to third party  individuals,  due September 1,
2006, plus interest payable at 10% per annum.                                   94,045              -

Unsecured notes payable to related  parties,  see Note 7 for
due date, plus accrued interest at a rate of 7% per annum.                           -        222,151

Convertible notes payable to related parties, see Note 7 for
due date, plus accrued interest at a rate of 7% per annum.                           -      1,000,000
                                                                           -----------     ----------
                                   Total Notes Payable                        274,168       2,147,151
           Less:  Current Maturities                                           31,094      (2,147,151)
                                                                           -----------     ----------
                                   Long Term Notes Payable                 $   243,074     $        -
                                                                           ===========     ==========

NOTE 11 - Stockholders' Equity

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

As of July 31, 2002, we entered into an Advisory Agreement with EAS, for whom Mr. Swindells is a director, pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission raging from 5% to 7% based on the type of transaction consummated; such fees to be paid in cash or our common stock, at EAS' option. Through December 31, 2003, EAS had earned a total of $734,773 under the Advisory Agreement. Of the balance of $734,773, $429,773 has been paid to EAS, leaving a balance owing at December 31, 2003 of $305,000. In January 2004, at EAS' election, $250,000 or 250,000 shares was paid to EAS in the Company's common stock.

In December 2003, we completed the sale of our interests in CBL Global and CBL to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL as described in our 10KSB filed with the U.S. Securities and Exchange Commission. We acquired CBL from its former owners in October 2002. Pursuant to the terms of the agreement, we have conveyed all our interest in CBL back to the former owners in exchange for surrender and cancellation of all shares of Trinity stock issued to them in connection with the acquisition of CBL and the of approximately $1,000,000 in convertible notes payable to them. As a result of the sale, we recorded an increase in stockholders' equity of $592,997.

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

Finally, 100,000 shares of the Company's common stock were issued to Mr. Posner for finders' fees for the Riverbend transaction.

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

                                                                    Weighted
                                                      Number of      Average
                                                        Shares    Exercise Price
                                                     -----------  --------------
Outstanding at  September 30, 2003                     3,182,000   $      0.23
Options Granted                                          925,000          0.50
Options Exercised                                              -             -
Options Canceled                                         565,000          0.24
                                                     -----------   -----------
      Options Outstanding at December 31, 2003         3,542,000   $      0.36
                                                     ===========   ===========
      Options Exercisable at December 31, 2003         1,448,938   $      0.30
                                                     ===========   ===========

The following schedule summarizes the activity during the six months ended December 31, 2003.

                                                                    Weighted
                                                      Number of      Average
                                                        Shares    Exercise Price
                                                     -----------  --------------
Outstanding at June 30, 2003                           2,447,000   $      0.23
Options Granted                                        1,660,000          0.50
Options Exercised                                              -             -
Options Canceled                                         565,000          0.24
                                                     -----------   -----------
      Options Outstanding at December 31, 2003         3,542,000   $      0.36
                                                     ===========   ===========
      Options Exercisable at December 31, 2003         1,448,938   $      0.30
                                                     ===========   ===========

In accordance with Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation," option expense of $121,070 and $219,584 was recognized for the three months and six months ended December 31, 2003, respectively:

                                                       December 31, 2003
                                                       -----------------
       Five-Year Risk Free Interest Rate                      3.27%
       Dividend Yield                                          Nil
       Volatility                                              70%
       Average Expected Term (Years to Exercise)                5

Stock options outstanding and exercisable under 2002 Stock Plan as of December 31, 2003 are as follows:

                                              Average
                                Weighted     Remaining                  Average
                   Number of    Average     Contractual     Number      Weighted
    Range of        Options     Exercise        Life      of Options    Exercise
 Exercise Price   Outstanding    Price        (Years)       Vested       Price
 --------------   -----------   --------    -----------   ----------    --------
      $0.05          600,000      $0.05         3.8         334,110       $0.05
      $0.25        1,049,000      $0.25         3.9         540,164       $0.25
      $0.50        1,893,000      $0.50         4.7         574,664       $0.50

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

     Following our initial acquisition of CBL and related companies, discussed below, our corporate development efforts in 2003 and 2004 have been concentrated on the identification of additional acquisition candidates including due diligence, negotiation of terms and conditions, and the development of integration and financing strategies for each acquisition. We have also focused on raising growth capital through private placements to be used as working capital for Trinity and our subsidiaries. On September 1, 2003 and December 1, 2003, respectively, we completed the following four non-related acquisitions. On February 23, 2004, we announced that we had entered into an Agreement and Plan of Merger with ProsoftTraining. Additional information concerning these transactions and the various companies involved were filed on Forms 8-K.

     TouchVision (California)

     We completed the acquisition of all of the issued and outstanding shares of TouchVision, Inc., a California corporation ("TouchVision") that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. We had previously loaned TouchVision the sum of $50,000 in June and July, 2003 by way of bridge financing pending completion of the acquisition. In connection with the acquisition, TouchVision entered into substantially similar employment agreements with each of Messrs. Gregory L. Roche and Larry J. Mahar, the former principals of TouchVision, which have a term of two years and provide for annual salaries of $120,000. On October 1, 2003, we advanced $150,000 to TouchVision, the proceeds of which were used to pay off a loan payable to a bank, which was guaranteed by the Small Business Administration.

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

     In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible into a maximum of 4,500,000 shares, under certain conditions, of the Company's common stock, (ii) agreed to advance $500,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as contingently redeemable equity at $0.50 per share.

     Our 51% ownership in IRCA has been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Investment in Associated Company." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

     ProsoftTraining

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

     Competency Based Learning, Inc.

     In December 2003, we completed the sale of our interests in CBL Global Corporation ("CBL Global") and its Australian subsidiaries (collectively "CBL") to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL as described in our 10KSB filed with the U.S. Securities and Exchange Commission. We acquired CBL from its former owners in October 2002. Pursuant to the terms of the agreement, we have conveyed all our interest in CBL back to the former owners in exchange for surrender and cancellation of all shares of Trinity stock issued to them in connection with the acquisition of CBL and the of approximately $1,000,000 in convertible notes payable to them. Also as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company. We made the decision to divest our company of CBL following our acquisition in the autumn of 2003 of the four companies described above. Continued operation of CBL would have required significant cash infusion on behalf of the Company. Through CBL's strategic alliance with IRCA, Trinity will continue to market CBL-related workplace learning content and products in Africa.

Change in Accounting for Ayrshire / Riverbend and IRCA

     As disclosed in our Form 8K dated October 18, 2004, we announced that in the process of preparing and completing its audit for the fiscal year ended June 30, 2004, we reviewed our earlier determination to consolidate the financial statements of our 51% ownership of Ayrshire which owns 95% of Riverbend. This consolidation was reflected in the Company's interim financial statements included in its previously-filed quarterly reports for fiscal 2004. After this review and following discussions by the Company's officers with its predecessor auditor Chisholm, Bierwolf, Nilson & Associates and its current auditor BDO Spencer Steward, the Company's Board of Directors concluded on October 12, 2004 to use the equity method of accounting with respect to the Company's interest in IRCA and Riverbend, rather than consolidating the financial results of these entities with those of the Company.

     Our 51% ownership in Ayrshire and in IRCA have been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is shown as an asset, "Investments in Associated Companies." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

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

     o In the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement ("the Agreement") between Trinity, the majority owner in Ayrshire, and Great Owl Limited ("Great Owl"), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof" or "incur unbudgeted capital expenditure of US$150,000 per item or US$500,000 per annum." Also, pursuant to
          Section 18.3 of the Agreement, Trinity and Great Owl are "each entitled to appoint an equal number of directors to the board of directors" of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.

     o In the IRCA transaction, Section 20.1.19.3 of the Sale of Shares Agreement ("SOS Agreement") between Danlas Limited, a wholly owned subsidiary of Trinity, and IRCA Investments (Pty.) Ltd. ("IRCA Investments"), the minority shareholder in IRCA, prevents IRCA and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof, or to its strategic plans or marketing strategy or incur unbudgeted capital expenditure in excess of R200,000 (two hundred thousand Rand) per item or R800,000 (eight hundred thousand Rand) in total per annum." Also, pursuant to
          Section 19 of the SOS Agreement, Danlas and IRCA Investments are "each entitled to appoint equal number of directors to the board of directors" of IRCA. These substantive participating rights of the minority shareholder will remain in effect until Danlas owns 60% of IRCA.

Change in Fiscal Year

     On August 6, 2003, our board of directors approved a change in our fiscal year-end from December 31 to June 30 to align it with those of the companies we had already acquired or were at that time in the process of acquiring. The information presented in Transition Report on Form 10-KSB relates to the transition period October 1, 2002 through June 30, 2003.

     Results for the first six months of fiscal year 2004 include four month's results of operations for the two companies we recently acquired as well as CBL's activity for the first six months of fiscal year 2004. Revenues from our clients were $980,798 for the first six months of fiscal year 2004, compared with $62,660 for the six month period ended December 2002. Of the total increase in revenues from our clients, $810,758 was due to the two acquisitions described above that we made during the first quarter of fiscal year 2004.

     We believe that the acquisitions we completed in the first quarter of fiscal year 2004 will shift our business in the direction of markets that we believe offer good growth potential for the Company.

Critical Accounting Policy and Management Judgment

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

     Material accounting policies that we believe are the most critical to investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.
Information regarding our other accounting policies is included in our Transition Report on Form 10-KSB for the transition period ended June 30, 2003. No other material changes to such information have occurred during the six months ended December 31, 2003.

     1. Consolidation Policy. Our consolidated financial statements include the accounts of the company and our wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Our 51% ownership in Ayrshire and in IRCA have been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Investment in Associated Company." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

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

     3. Deferred Revenue. We record deferred revenue which are amounts that have been billed in advance of products or services provided. Deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the contract period. We acquired approximately $60,000 of deferred revenue in connection with the acquisition of TouchVision, Inc. As of September 30, 2003, and June 30, 2003, deferred revenue was $127,016 and $0, respectively. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

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

     On December 17, 2003, we entered into an agreement with Titan Aviation Ltd ("Titan"), a Guernsey company, for the purpose of having Titan act as our representative in our acquisition of IRCA. Mr. Martin Steynberg, a member of our board of directors, is the managing director of Titan. Mr. Steynberg is a shareholder in IRCA Investments (Proprietary) Limited which owns 49% of IRCA. Under the terms of the agreement, we will pay Titan four million rand or approximately $612,668 on March 1, 21004. This amount has been included with accounts payable as of December 31, 2003.

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

     As of July 15,  2002,  we  entered in a two-year  Advisory  Agreement  with
Granite Creek Partners, LLC ("GCP"), formerly King's Peak Advisors, LLC, automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Douglas Cole and Edward Mooney, who are officers and directors of our company, and Theodore Swindells. At its August 19, 2003 meeting, the board of directors' voted to suspend the Advisory Agreement from August 15, 2003 until January 2004. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of common stock in March 2003. Of the balance of $205,000, $187,087 was paid to GCP, leaving a balance owing at December 31, 2003 of $17,913. The Advisory Agreement was suspended in August 2003.

     As of July 31, 2002, we entered into a Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives:
(a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable in cash or the Company's common stock at EAS' option. Through December 31, 2003, EAS had earned a total of $734,773 under the Advisory Agreement. Of the balance of $734,773, $429,773 has been paid to EAS, leaving a balance owing at December 31, 2003 of $305,000 of which $250,000 or 250,000 shares in the Company's common stock was paid to EAS in January 2004.

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

                              RESULTS OF OPERATIONS

     Second Quarter Ended December 31, 2003 Compared to December 31, 2002

     Our gross sales revenues were $726,805 for the quarter ended December 31, 2003, as compared to $62,660, the amount we reported for the quarter ended December 31, 2002. The increase in revenues was due to the acquisitions of TouchVision and RMT ("acquisitions") which provided the revenues for the second quarter of fiscal year 2004.

     Costs of sales for the quarter ended December 31, 2003 were $171,956 and consist of labor and hardware costs, and other incidental expenses, as compared to $0 for the same period last year. This increase was a result of the acquisitions, which increased costs of sales.

     Our gross profit was $554,849 for the quarter ended December 31, 2003, as compared to $62,660, the amount we reported for the quarter ended December 31, 2002. The increase in gross profit was due to the acquisitions, which provided $473,335 in gross profit.

     Operating expense for the quarter ended December 31, 2003 was $1,785,024 as compared with $651,519 for the same period same period in the prior year. The increase in operating expenses was due in part to the additional operating costs of the acquisitions totaling $531,600. Trinity corporate expenses increased $379,329 to $778,401 when compared to the same period last year. This increase is attributable to increased salaries and benefits expense in support of our new strategy and 2002 Stock Plan expense of $121,070. At December 31, 2003 there were eight full time employees in Trinity corporate as compared to two employees at December 31, 2002.

     Other expense of $426,897 was $402,823 greater than the prior year and is attributable to the losses in our equity investments in associated companies of $397,985 of which $104,213 is attributable to IRCA and $293,772 is attributable to Ayrshire / Riverbend.

     We reported net loss available for common shareholders of $1,657,072 or $0.07 per share on a diluted basis, for the quarter ended December 31, 2003, compared with a net loss of $612,933, or $0.10 per share on a diluted basis, for the same period last year.

     Six Months Ended December 31, 2003 Compared to December 31, 2002

     Our gross sales revenues were $980,798 for the six months ended December 31, 2003, as compared to $62,660, the amount we reported for the six months ended December 31, 2002. The increase in revenues was primarily due to the TouchVision and RMT acquisitions ("acquisitions") which provided the revenues for the second six months of fiscal year 2004.

     Costs of sales for the six months ended December 31, 2003, which consist of labor and hardware costs, and other incidental expenses, were $204,453, as compared to $0 for the same period last year. This increase was a result of the acquisitions, which increased costs of sales.

     Our gross profit was $776,345 for the six months ended December 31, 2003, as compared to $62,660, the amount we reported for the six months ended December 31, 2002. The increase in gross profit was due to the acquisitions, which provided $606,611 in gross profit.

     Operating expense for the six months ended December 31, 2003 increased to $2,927,740 as compared with $1,049,570 for the same period last year. The increase in operating expenses of $1,878,170 was due to the acquisitions ($681,400), six months of operating costs in CBL as compared to three months in the prior year ($241,047) and increased Trinity corporate costs ($666,447). The increase in Trinity corporate costs is primarily due to an increase in salaries and benefits costs of $537,963 of which $219,584 is for the 2002 Stock Plan. At December 31, 2003 there were eight full time employees in Trinity corporate as compared to two employees at December 31, 2002.

     Other expense of $451,587 was $420,743 greater than the prior year and is attributable to the losses in our equity investments in associated companies of $398,980 of which $104,213 is attributable to IRCA and $294,767 is attributable to Riverbend.

     We reported net loss available for common shareholders of 2,602,982, or $0.14 per share on a diluted basis, for the six months ended December 31, 2003, compared with a net loss of $1,017,754 or $0.28 per share on a diluted basis, for the same period last year.


Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of December 31, 2003 was $13,791,895, as compared to $11,188,913 as of June 30, 2003.

     At December 31, 2003, we had a cash balance of $658,048 as compared to $86,511 at June 30, 2003. Net cash used by operating activities during the six months ended December 31, 2003 was $1,571,590, attributable primarily to our loss from operations of $2,602,982. Cash generated by financing activities was $3,947,441 for the six months ended December 31, 2003 representing the net of repayments under short-term notes of $500,000, financing fees of $625,859 and $5,073,300 in proceeds from issuance of common stock.

     Accounts receivable increased from $42,719 at June 30, 2003 to $370,240 at December 31, 2003. This increase is due to receivables owed to the two subsidiaries we acquired in September 2003.

     Accounts payable increased from $391,872 at June 30, 2003 to $1,132,177 at December 31, 2003. This increase is attributable to expenses incurred in connection with our acquisitions, and our continuing corporate expansion during the year.

     We  commenced  a private  offering  of our  securities  in May 2003.  As of
October 31, 2003, we had closed the offering and raised an aggregate of $5,073,300. Of these funds, $141,719, $87,108 and $277,625, were advanced as loans to our subsidiaries, CBL, RMT, and TouchVision, respectively, $1,000,000 and $20,000 were advanced as loans to our equity method investees Ayrshire / Riverbend and IRCA, respectively, $625,859 was paid in commissions to financial advisors for fundraising activities, and $500,000 was repaid on short-term promissory notes to a related party.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital lease, during the first six months of fiscal years 2004 and 2003 were $16,838 and $6,389, respectively.

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


ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ"). IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible into a maximum of 4,500,000 shares of the Company's common stock, (ii) agreed to advance $500,000 in cash to establish an international sales force, (iii) provided $500,000 for certain bank guarantees and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock., which has been recorded as contingently redeemable equity in stockholders' equity at $0.50 per share. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

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

     As of July 31, 2002, we entered into an Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and
(c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable in cash or the Company's common stock at EAS' option. Through December 31, 2003, EAS had earned a total of $734,773 under the Advisory Agreement. Of the balance of $734,773, $429,773 has been paid to EAS, leaving a balance owing at December 31, 2003 of $305,000 of which $250,000 or 250,000 shares in the Company's common stock was paid to EAS in January 2004. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

     Through February 18, 2004, we had received subscriptions to our January 2004 Offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes") totaling $935,000. The Notes will mature in twelve months plus accrued interest at a rate of 7% per annum. The Notes will be convertible at 80% of the "Next Equity Financing" offering price. The Next Equity Financing shall mean a common stock equity financing in which proceeds equal or exceed $5,000,000, which shall include any principal or interest accrued under the Notes. The Company expects to complete the Next Equity Financing in early 2004. In addition, for each $1.00 invested, the investor shall receive a 5 year warrant to purchase a share of the Company's common stock at $1.00 per share.

     Finally, 100,000 shares of the Company's common stock were issued to Mr. Posner in January 2004 for finders' fees for the Riverbend transaction. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits were filed with our 10 QSB on February 23, 2004:

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