Form 10QSB/A
period 2004-03-31
TRINITY LEARNING CORP
filed 2004-11-19
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)

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

THIS FORM 10-QSB/A FOR THE QUARTER ENDED MARCH 31, 2004, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

The Company is filing this Form 10-QSB/A as a result of its determination, as disclosed in its Form 8K filed October 18, 2004, to use the equity method of accounting with respect to the Company's interest in Ayrshire Trading Limited ("Ayrshire") which owns 95% of Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), acquired in September 2003, and in IRCA (Proprietary) Limited ("IRCA") acquired in December 2003 rather than consolidating the financial results of these entities with those of the Company, as was reflected in the Company's original report on Form 10-QSB. As a result of this change, gross profit of $4,916,274 for the nine months ended March 31, 2004 was reduced by $910,312 and $2,677,067 for Ayrshire and IRCA, respectively. Operating expense for the same period was reduced by $1,682,239 and $3,047,245 for Ayrshire and IRCA respectively.

The Company has also changed the calculation for stock-based compensation to include a volatility factor of 70% where previously we had used a zero volatility factor in the Black-Scholes valuation model. This resulted in additional salary expense of $119,015.

Finally, the Company is also amending the way in which it reported the results of its Bridge Loan Financing (the Loan") to allocate value to the warrants issued with the promissory notes and to acknowledge debt conversion expense upon the conversion certain investors in the Loan. During the quarter, we raised proceeds of $1,046,000 from the issuance of bridge notes of which $836,000 was converted to common stock during the third quarter 2004. The difference of $1,312,378 between the fair market value of the shares issued and the carrying value of the debt plus accrued interest of the debt retired was recorded as debt conversion expense.

This Amendment continues to reflect circumstances of the date of the original filing of the Form 10-QSB, and we have not made any attempt to modify or update the disclosures contained therein to reflect events that occurred at a later date, except for the items related to the restatement and as otherwise expressly stated herein.

PART I.       FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
              Consolidated Balance Sheets March 31, 2004 (Unaudited) and
              June 30, 2003.
              Consolidated Statements of Operations and Comprehensive Income Three and Nine Months Ended March 31, 2004 and 2003. (Unaudited) Consolidated Statements of Cash Flows Three and Nine Months Ended March 31, 2004 and 2003 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures

PART II.      OTHER INFORMATION
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS
10.1 Amended Agreement dated March 1, 2004 between the Company and Titan Aviation Ltd.
10.2 Sublease Agreement dated July 22, 2003 between the Company and Vargus Marketing Group, Inc.
10.3 Amended Agreement dated January 1, 2004 between the Company and European American Securities
10.4  Agreement dated July 14, 2002 between the Company and Lynne Longmire.
10.5 Agreement dated December 12, 2002 between the Company and Acquimmo-Salenko M&A.
10.6 Agreement dated January 23, 2004 between the Company and Bathgate Capital Partners, LLC.
10.7  Agreement dated February 3, 2004 between the Company and Doherty & Co.,
      LLC.
10.8 Agreement dated February 19, 2004 between the Company and Nordic Enterprise BV.
10.9  Agreement dated March 1, 2004 between the Company and VanCamp Advisors,
      LLC.
10.10 Agreement dated March 22, 2004 between the Company and Newforth Partners, LLC.
10.11 Agreement dated March 23, 2004 between the Company and GVC Financial Services, LLC.

31.1  Certification of the Company's Chief Executive Officer.
31.2  Certification of the Company's Chief Financial Officer.

32.1  Certification of the Company's Chief Executive Officer.
32.2  Certification of the Company's Chief Financial Officer.

                                     PART I
                              FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                  Trinity Learning Corporation and Subsidiaries
                           Consolidated Balance Sheet

                                                                                 March 31, 2004
                                                                             (Unaudited & Restated)  June 30, 2003
                                                                                ----------------    ----------------
Assets
------
Current Assets
      Cash                                                                      $        599,688    $         86,511
      Accounts Receivable, net                                                           194,149              42,719
      Interest Receivable                                                                      -                  41
      Prepaid Expense and Other Current Assets                                           226,957              97,944
                                                                                ----------------    ----------------
                                                  Total Current Assets                 1,020,794             227,215

Equity Investments in Associated Companies, net (Notes 2 and 5)
                                                                                       2,642,917                   -

Property & Equipment, net (Note 3)                                                        28,880              45,561

Intangible Assets, net (Note 2)                                                        1,625,800             950,565

Note Receivable (Note 1 and 7)                                                         1,000,000              25,000

Restricted Cash (Note 2)                                                                 500,000                   -

Other Assets                                                                             137,197              94,003
                                                                                ----------------    ----------------
                                                          Total Assets          $      6,955,588    $      1,342,344
                                                                                ================    ================

Liabilities, Contingently Redeemable Equity and Stockholders' Equity
--------------------------------------------------------------------
Liabilities
-----------
      Accounts Payable                                                          $      1,261,948    $        391,872
      Accrued Expenses                                                                   515,789             270,270
      Interest Payable                                                                     2,491              63,987
      Deferred Revenue                                                                   112,760                   -
      Notes Payable - Current, net (Note 9)                                              430,954                   -
      Notes Payable-Related Parties (Notes 6, 8 and 9)                                    15,234           2,147,151
                                                                                ----------------    ----------------
                                                   Current Liabilities                 2,339,176           2,873,280
      Notes Payable-Long Term (Note 9)                                                   240,060                   -
                                                                                ----------------    ----------------
                                                     Total Liabilities                 2,579,236           2,873,280
                                                                                ----------------    ----------------

Contingently Redeemable Equity (Notes 1 and 2)                                         2,250,000                   -
----------------------------------------------                                  ----------------    ----------------

Stockholders' Equity
--------------------
      Common Stock, 100,000,000 Shares Authorized at No Par Value,
      27,665,966 and 14,956,641 shares Issued and Outstanding,
      Respectively (Note 10)                                                          18,563,785           9,693,447
      Accumulated Deficit                                                            (16,460,488)        (11,188,913)
      Subscription Receivable                                                                  -             (35,000)
      Accumulated Other Comprehensive Gain (Loss)                                         23,055                (470)
                                                                                ----------------    ----------------
                                            Total Stockholders' Equity                 2,126,352          (1,530,936)
                                                                                ----------------    ----------------
Total Liabilities, Contingently Redeemable Equity and Stockholders' Equity      $      6,955,588    $      1,342,344
                                                                                ================    ================

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
          Consolidated Statement of Operations and Comprehensive Income

                                                       For Three Months Ended on            For Nine Months Ended on
                                                                March 31                            March 31
                                                    2004 (Restated)        2003         2004 (Restated)        2003
                                                               (Unaudited)                        (Unaudited)
                                                    --------------------------------    --------------------------------
Revenue
-------
     Sales Revenue                                  $      705,460    $      102,000    $    1,686,258    $      164,660
     Cost of Sales                                        (152,910)                -          (357,363)                -
                                                    --------------    --------------    --------------    --------------
               Gross Profit                                552,550           102,000         1,328,895           164,660
                                                    --------------    --------------    --------------    --------------
Expenses
--------
     Salaries & Benefits                                 1,119,641           376,030         2,643,188           660,978
     Professional Fees                                     303,986           252,907           844,367           592,806
     Selling, General & Administrative                     230,753            48,044           855,943           414,477
     Depreciation & Amortization                           (42,341)           59,224           196,460           117,514
                                                    --------------    --------------    --------------    --------------
           Total Expense                                 1,612,039           736,205         4,539,958         1,785,775
                                                    --------------    --------------    --------------    --------------
           Loss from Operations                         (1,059,489)         (634,205)       (3,211,063)       (1,621,115)
                                                    --------------    --------------    --------------    --------------

Other Expense
-------------
     Interest Expense, net                                 (10,257)          (30,287)          (58,606)          (61,131)
     Non-Cash Interest Expense                             (63,069)                -           (63,069)                -
     Debt Conversion Expense                            (1,312,378)                -        (1,312,378)                -
     Equity in Losses of Associated Companies             (223,196)                -          (622,176)                -
     Foreign Currency Gain (Loss)                             (205)                -            (4,463)                -
                                                    --------------    --------------    --------------    --------------
          Total Other Expense                           (1,609,105)          (30,287)       (2,060,692)          (61,131)
                                                    --------------    --------------    --------------    --------------

              Loss Before Taxes                         (2,668,594)         (664,492)       (5,271,575)       (1,682,246)
                 Taxes                                           -                 -                 -                 -
                                                    --------------    --------------    --------------    --------------
              Net Loss                              $   (2,668,594)   $     (664,492)   $   (5,271,575)   $   (1,682,246)
                                                    ==============    ==============    ==============    ==============

     Net Loss Per Common Share
                 Basic                              $        (0.10)   $        (0.08)   $        (0.25)   $        (0.28)
                                                    ==============    ==============    ==============    ==============
                 Diluted                            $        (0.10)   $        (0.08)   $        (0.25)   $        (0.28)
                                                    ==============    ==============    ==============    ==============
     Weighted Average Shares Outstanding                25,516,167         8,069,774        20,886,478         5,909,774
                                                    ==============    ==============    ==============    ==============

A summary of the components of other comprehensive gain (loss) for the three and nine months ended March 31, 2004 and 2003 is as follows:

                                                         Three Months ended on               Nine Months Ended on
                                                                March 31                            March 31
                                                          2004             2003               2004              2003
                                                               (Unaudited)                         (Unaudited)
                                                    --------------------------------    --------------------------------
Net Loss                                            $   (2,668,594)   $     (664,492)   $   (5,271,575)   $   (1,682,246)
Foreign Currency Translation Gain (Loss)                    39,105           (12,246)           23,525            (9,500)
                                                    --------------    --------------    --------------    --------------
                           Comprehensive Loss       $   (2,629,489)   $     (676,738)   $   (5,248,050)   $   (1,691,746)
                                                    ==============    ==============    ==============    ==============

   The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                             For the Nine Months Ended on
                                                                                       March 31,
                                                                            2004 (Restated)       2003
                                                                                      (Unaudited)
                                                                            ------------------------------
Cash flows from operating activities:
   Net loss                                                                 $  (5,271,575)   $  (1,682,246)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
         Depreciation and amortization                                            196,460          117,514
         Stock issued for services                                                125,000                -
         Equity losses in associated companies                                    622,176                -
         Stock option compensation                                                219,584                -
         Non-cash interest expense                                                 63,069                -
         Debt conversion expense                                                1,312,378
   Changes in current assets and liabilities, net of business acquired and business sold:
         Accounts receivable, net                                                  (2,956)          33,526
         Prepaid expenses, interest receivable and other assets                  (112,743)            (400)
         Accounts payable, deferred revenue and accrued expenses                  858,031          (25,684)
         Interest payable                                                          22,588           59,261
                                                                            -------------    -------------
               Net cash used by operating activities                           (1,967,988)      (1,498,029)
                                                                            -------------    -------------
Cash flows from investing activities:
   Payment for business acquisitions and divestiture, net of
   cash acquired                                                               (1,435,195)          80,483
   Deposit in restricted cash account                                            (500,000)               -
   Notes receivable                                                              (975,000)               -
   Capital expenditures                                                           (19,998)         (12,683)
                                                                            -------------    -------------
               Net cash used by investing activities                           (2,930,193)          67,800
                                                                            -------------    -------------
Cash flows from financing activities:
   Proceeds (repayments) of related party note payable                           (500,000)           3,928
   Borrowing under short-term notes                                             1,395,550        1,140,000
   Payments for financing fees                                                   (462,815)               -
   Exercise of warrants and options                                                28,848                -
   Proceeds from sale of common stock                                           4,973,300          316,750
                                                                            -------------    -------------
              Net cash provided by financing activities                         5,434,883        1,460,678
Effect of foreign exchange on cash                                                (23,525)           9,500
                                                                            -------------    -------------

         Net increase in cash                                                     513,177           39,449

Cash at beginning of period                                                        86,511            1,632
                                                                            -------------    -------------

Cash at end of period                                                       $     599,688    $      41,081
                                                                            =============    =============

Supplemental information:
   Issuance of common stock for business acquisitions                       $     975,000    $      75,000
                                                                            =============    =============
   Issuance of convertible note for business acquisition                    $           -    $   1,000,000
                                                                            =============    =============
   Issuance of contingently redeemable equity                               $   2,250,000    $           -
                                                                            =============    =============
   Conversion of bridge notes to common stock                               $   2,148,378    $           -
                                                                            =============    =============
   Issuance of warrants with bridge notes                                   $     599,923    $           -
                                                                            =============    =============
   Cancellation of common stock and convertible notes
   payable pursuant to the sale of CBL                                      $     461,063    $           -
                                                                            =============    =============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                        Notes to the Financial Statements
                                   (Unaudited)
                                 March 31, 2004


NOTE 1.  ACCOUNTING POLICIES

Overview

Trinity Learning is creating a global learning company by acquiring operating subsidiaries that specialize in educational and training content, delivery, and services for particular industries or that target a particular segment of the workforce. Trinity Learning believes that there are product and service synergies between and among our various subsidiaries that position us to create a global learning company that can provide integrated learning services to corporations, organizations, educational institutions, and individual learners, using a variety of delivery technologies, platforms and methods to meet the growing need for global learning solutions. Trinity Learning believes that it will be one of the first companies to be able to serve major multinational employers at multiple levels of their organizations and assist these customers to meet the challenges of a major turnover in the world's workforce over the coming decade. Factors such as demographics, technology, and globalization will require enterprises, organizations and governments around the world to invest in human capital to remain competitive.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements include the accounts of Trinity and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Our 51% ownership in Ayrshire and in IRCA has been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is shown as an asset, "Investments in Associated Companies." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

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

Our 51% ownership in Ayrshire and in IRCA, respectively, has been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting permits an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g., sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its net income. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value is recorded as an asset, "Equity Investments in Associated Companies." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control. (See Notes 2 and 5).

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

Purchase Accounting. The Company accounts for its investments in its subsidiaries using the purchase method of accounting. Intangible assets are recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired whichever is more reliably measured. The excess of cost of an acquired entity, amounts assigned to acquired assets and liabilities assumed shall be recognized as goodwill. The valuation and allocation process relies on significant assumptions made by management. In particular, the value of the shares issued to effect the purchase prior to the Company having established a trading market for its stock.

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

Note Receivable

At March 31, 2004, the notes receivable balance is a $1,000,000 note receivable from Ayrshire, an affiliated company. Notes receivable are evaluated quarterly for collectibility and amounts deemed uncollectible are written off in the period they are deemed uncollectible. As of June 30, 2003, notes receivable was an advance made to TouchVision made prior to the acquisition of that subsidiary. When the acquisition was finalized and the subsidiary consolidated, the note receivable was reclassified to intercompany notes receivable and eliminated in consolidation.

Notes Payable

Notes payable includes secured and unsecured notes payable and convertible notes to third parties and to related parties. Convertible notes payable are convertible to common stock and may be issued with warrants which may be exercised for additional shares of the Company's common stock. Convertible notes payable and notes payable issued with warrants are recorded at the amount received or the amount payable at maturity offset by a discount for the fair value of the warrants issued. Discounts are amortized over the life of the debt instrument as interest expense. Discounts are amortized using the interest method of accounting unless the difference between the straight-line method of accounting and the interest method are immaterial.

Contingently Redeemable Equity

Contingently redeemable equity represents shares of our common stock issuable upon the conversion of notes payable upon the satisfaction of certain conditions pursuant to a contingent stock arrangement. The contingent stock arrangement is dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock an a major stock exchange in the United States of America, for whom there are financial requirements for listing. The value of the contingently redeemable equity is based on the number of shares to be issued at $0.50 per share. The value was determined by management prior to the Company establishing a trading market for its stock.

Software Development Costs

Software development costs are charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, software costs have not been capitalized other than product development costs acquired through technology business combinations and technology purchases. Less than 1% of sales revenue was for purchased software.

Earnings per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all dilutive potential shares of shares issued including shares held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from release of escrow shares, the conversion of notes payable or the exercise of options and warrants for common shares were not included in the computation of DEPS, because their inclusion would have been antidilutive for the three and nine months ended March 31, 2004 and 2003.

If the company were to include all potential shares in the calculation, the following items would be included:

     o Stock options to purchase 3,640,000 shares of common stock at prices ranging from $0.05 to $0.50 per share were outstanding at March 31, 2004; 2,192,000 options were outstanding at March 31, 2003 at purchase prices varying from $0.05 to $0.50 per share.
     o Warrants to purchase 19,035,950 shares of common stock at prices ranging from $0.05 to $2.00 per share were outstanding at March 31, 2004; no warrants were outstanding at March 31, 2003.
     o At March 31, 2004 and 2003, we held 662,500 and 1,000,000 shares in escrow, respectively.
     o    At March 31, 2004, we had the following convertible notes outstanding:
          (i) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,000,000 shares of our common stock for our investment in Ayrshire, (ii) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,500,000 shares of our common stock for our investment in Danlas / IRCA, (iii) a convertible promissory note in the amount of $500,000 convertible into 1,000,000 shares of our common stock for our investment in VILPAS and (iv) convertible promissory notes totaling $310,000 convertible into an indeterminable amount of shares of our common stock.
     o At March 31, 2003, the following convertible notes outstanding: (i) $695,000 convertible notes payable convertible into an indeterminable number of shares of our common stock, (ii) $500,000 convertible notes payable convertible into an indeterminable number of shares and (iii) $1,000,000 convertible notes payable convertible into 500,000 shares of our common stock.

                                                              Three Months Ended               Nine Months Ended
                                                                   March 31                         March 31,
                                                             2004             2003             2004             2003
                                                        -------------    -------------    -------------    -------------
Numerator-Basic / Diluted
   Net (loss) available for common stockholders         $  (2,668,594)   $    (664,492)   $  (5,271,576)   $  (1,701,754)
                                                        =============    =============    =============    =============
Denominator-Basic / Diluted
   Weighted-average common stock outstanding               25,516,167        8,069,774       20,886,478        5,909,774
                                                        =============    =============    =============    =============
   Basic (loss) per share                               $       (0.10)   $       (0.08)   $       (0.25)   $       (0.28)
                                                        =============    =============    =============    =============

Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002. SFAS 148 also requires disclosure of pro-forma results on the interim basis as if the Company had applied the fair value recognition provisions of SFAS 123. The Company adopted the fair value based method of accounting for stock-based employee compensation during the transition period from October 1, 2002 to June 30, 2003 and there was not a material impact to the financial results of the Company (see
Note 11-Stock Option Plan).

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

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ"). IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company (i) issued three convertible promissory notes in the aggregate principal amount of $40,000 and convertible under certain conditions into a maximum of 4,500,000 shares of the Company's common stock,
(ii) agreed to advance $500,000 in cash to Danlas to establish an international sales force, (iii) provided $500,000 as collateral for an operating line of credit and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The first promissory note for $20,000 convertible to 2,500,000 shares has been classified as contingently redeemable equity at $0.50 per share; this value was determined by management prior to the Company establishing a trading market for its stock. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The results of operations for IRCA, using the equity method, have been included in the Company's financial statements since the date of acquisition.

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

On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS (f/k/a Virtual Learning Partners AS). In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date.

Purchased Intangible Assets

Changes in the net carrying amount of goodwill for the nine months ended March 31, 2004 are as follows:

         Balance as of June 30, 2003                     $          -
         Goodwill acquired during the period                1,315,000
         Goodwill divested during the period                        -
                                                         ------------
                        Balance as of March 31, 2004     $  1,315,000
                                                         ============

We will complete our first transitional goodwill impairment test during the fourth quarter of 2004.

The values assigned to the other amortizable intangible assets are considered appropriate based on independent valuations. The other amortizable intangible assets are being amortized over varying periods, as indicated by independent valuations, using the straight-line method. The following table sets forth the Company's acquired other intangible assets at March 31, 2004 and June 30, 2003, which will continue to be amortized:

                                                     2004                                         2003
                                                     ----                                         ----
                                      Gross                         Net            Gross                         Net
                                     Carrying     Accumulated     Carrying        Carrying     Accumulated     Carrying
                                      Amount     Amortization      Amount          Amount     Amortization      Amount
                                  ------------   ------------   ------------   ------------   ------------   ------------
Trade names and trademarks        $     56,000   $     15,000   $    141,000   $          -   $          -   $          -
Backlog                                      -              -              -          3,882            582          3,300
Current and core technology            152,000         24,402        127,598        584,002        166,321        417,681
Customer relationships                  18,000         12,600           5400              -              -              -
Other intangibles                       42,602          5,800         36,802        946,683            844        529,584
                                  ------------   ------------   ------------   ------------   ------------   ------------
                       Total      $    368,602   $     57,802   $    310,800   $  1,118,312   $    167,747   $    950,565
                                  ============   ============   ============   ============   ============   ============

Equity Investments in Associated Companies

The consideration paid for our investment in Ayrshire was $1,239,079. This amount comprises legal and financial advisory fees of $239,079 plus 2,000,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $1,806,886 and our pro rata share of their net assets was $875,463. Equity Investments in Associated Companies are periodically reviewed for impairment. The difference between our investment and our pro rata share of Ayrshire's net assets as been allocated to goodwill and to intangible assets. Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of March 31, 2004, no such impairment was incurred.

The consideration paid for our investment in IRCA was $2,026,014. This amount comprises legal, financial advisory and consultancy fees of $776,014 including the payment to Mr. Steynberg of $612,668 plus 2,500,000 shares of our common stock valued at $0.50 per share. The net asset value of IRCA at acquisition date was $2,704,870 and our pro rata share of their net assets was $1,379,484. The difference between our investment and our pro rata share of IRCA's net assets as been allocated to goodwill and to intangible assets. Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of March 31, 2004, no such impairment was incurred.

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

As a result of the divestiture, the results of operations for CBL through the date of divestiture, December 21, 2003 of $368,036 have been included in the results of operation presented with this report. The accumulated deficit $1,314,277 resulting from the accumulated operating loss for CBL between October 2002 and December 2003 as well as a comprehensive income of $20,073 are included with our consolidated accumulated deficit and accumulated other comprehensive income at March 31, 2004. The net fair value of the assets and liabilities divested, net of $1,000,000 convertible note payable which was cancelled, the intercompany receivable from CBL and the cancellation of 3,000,000 shares of shares of our common stock which was cancelled were recorded as a $461,063 credit to our common stock. No gain or loss was recognized in the Consolidated Statement of Operations as a result of the divestiture.

Pro Forma Results

The operating results of CBL Global Corporation ("CBL"), TouchVision, and RMT have been included from the date of acquisition forward. TouchVision and RMT's results of operations for the months of July and August 2003 were not included in the Company's consolidated statements of operations. The business results for VILPAS will not be included for March 2004 until the fourth quarter 2004 as its activity was de minimus to the Company's overall operating results.

The following unaudited pro forma financial information presents the combined results of operations of the Company and TouchVision, and RMT as if these acquisitions had occurred at July 1, 2002. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the three and nine month periods ended March 31, 2004, and 2003, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                         Three Months Ended               Nine Months Ended
                                              March 31                         March 31
                                        2004             2003            2004              2003
                                   -------------    -------------    -------------    -------------
     Revenues                      $     705,460    $     644,477    $   2,098,478    $   1,984,255
                                   =============    =============    =============    =============
     Gross Profit                  $     552,703          382,014    $   1,500,523    $   1,413,458
                                   =============    =============    =============    =============
     Operating Loss                $  (1,059,489)   $    (437,519)   $  (3,110,293)   $    (971,972)
                                   =============    =============    =============    =============
     Net Loss                      $  (2,668,594)   $    (437,519)   $  (4,509,465)   $  (1,013,094)
                                   =============    =============    =============    =============
     Net Loss per Common Share     $       (0.10)   $       (0.02)   $       (0.22)   $       (0.05)
                                   =============    =============    =============    =============

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

                                Assets Cost        Depreciation Expense   Accumulated Depreciation
                            3/31/04     6/30/03     3/31/04     6/30/03     3/31/04     6/30/03
                           ---------   ---------   ---------   ---------   ---------   ---------
Furniture & Equipment      $  55,835   $  53,385   $  26,955   $   5,675   $  26,955   $   7,824
                           =========   =========   =========   =========   =========   =========

NOTE 4 - COMMITMENTS

Total rental expense included in operations for operating leases for the nine months ended March 31, 2004 and 2003, amounted to $132,713 and $30,029, respectively. Certain lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2008.

Total Minimum Lease Commitments as of March 31, 2004:

                        Calendar Year              Amount
                    -----------------          ----------
                                 2004          $  127,355
                                 2005              27,291
                                 2006                   -
                                 2007                   -
                           Thereafter                   -
                                               ----------
                                Total          $  154,646
                                               ==========


NOTE 5 - EQUITY INVESTMENTS IN ASSOCIATED COMPANIES

At March 31, 2004, the principal components of Equity Investments in Associated Companies, was our 51% ownership in Ayrshire which owns 95% of Riverbend and our 51% ownership of IRCA:

                                                     Ayrshire         IRCA
                                                   ------------   ------------
     Equity investment                             $  1,239,079   $  2,026,014
     Equity in loss of unconsolidated subsidiary       (381,695)      (240,481)
                                                   ------------   ------------
                         Balance March 31, 2004    $    857,384   $  1,785,553
                                                   ============   ============

Financial position of Ayrshire / Riverbend and in IRCA at March 31, 2004:

                                                     Ayrshire         IRCA
                                                   ------------   ------------
     Income statement information:
            Revenue                                $  2,406,781      3,349,610
                                                   ============   ============
            Operating loss                         $ (1,072,792)  $   (370,178)
                                                   ============   ============
            Loss                                   $   (583,769)  $    432,849
                                                   ============   ============
            Net loss Minority interest portion     $   (381,695)  $   (240,481)
                                                   ============   ============
     Financial position information:
            Current assets                         $  2,457,593   $  2,226,616
                                                   ============   ============
            Noncurrent assets                      $    237,911   $  1,099,656
                                                   ============   ============
            Current Liabilities                    $  1,152,370   $  3,712,566
                                                   ============   ============
            Long-term liabilities                  $  1,391,179   $    151,118
                                                   ============   ============

Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period

NOTE 6 - LEGAL PROCEEDINGS

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

As a result of the divestiture, the results of operations for CBL through the date of divestiture, December 21, 2003 of $368,036 have been included in the results of operation presented with this report. The accumulated deficit $1,314,277 resulting from the accumulated operating loss for CBL between October 2002 and December 2003 as well as a comprehensive income of $20,073 are included with our consolidated accumulated deficit and accumulated other comprehensive income at March 31, 2004. The net fair value of the assets and liabilities divested, net of $1,000,000 convertible note payable which was cancelled, the intercompany receivable from CBL and the cancellation of 3,000,000 shares of shares of our common stock which was cancelled were recorded as a $461,063 credit to our common stock. No gain or loss was recognized in the Consolidated Statement of Operations as a result of the divestiture.

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

On December 17, 2003, and amended on March 1, 2004, we entered into an agreement with Titan Aviation Ltd ("Titan"), a Guernsey company, for the purpose of having Titan act as a representative of IRCA. Mr. Martin Steynberg, a member of our board of directors, is the managing director of Titan. Mr. Steynberg is a shareholder in IRCA Investments (Proprietary) Limited which owns 49% of IRCA. Under the revised terms of the agreement, we will pay Titan four million rand or approximately $600,000 in May 2004. On May 18, 2004, we paid $607,165 to Titan Aviation.

On December 15, 2003, the Company's Board of Directors approved a payment of $59,600 to Mr. William D. Jobe, a member of our board of directors, as compensation for merger and acquisition services associated with our acquisition of TouchVision.

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

On July 31, 2002, amended on January 1, 2004, we entered into an Advisory Agreement with European American Securities, Inc. ("EAS"), for whom Mr. Swindells is a director, pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company. Through March 31, 2004, EAS had earned a total of $932,716 under the Advisory Agreement. Of the balance of $932,716, $306,421 has been paid in cash to EAS and $250,000 or 250,000 shares with a fair market value of $375,000 was paid to EAS in the Company's common stock in January 2004, leaving a balance owing at March 31, 2004 of $376,295.

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

NOTE 9 - NOTES PAYABLE

In January 2004, the Company commenced an offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes"). The Notes will mature in twelve months plus accrued interest at a rate of 7% per annum. The Notes are convertible at 80% of the "Next Equity Financing" offering price. In addition, for each $1.00 invested, the investor shall receive a 5 year warrant to purchase a share of the Company's common stock at $1.00 per share. The Next Equity Financing shall mean a common stock equity financing in which proceeds equal or exceed $5,000,000. As such, a value attributable to the warrants using the Black Scholes model of $599,923 was determined and recorded as a discount on notes payable.

On March 25, 2004, the Company's board of directors voted to allow conversion of the notes and accrued interest if converted prior to April 5, 2004 at a conversion price of $0.60 per share. At its May 12, 2004 meeting the board voted to allow all note holders who had not previously converted prior to April 5, 2004 to convert the outstanding principal and interest at $0.60 per share. As a result, certain investors elected to convert $836,000 in principal of the total amount then outstanding of $1,146,000 plus accrued interest of $5,108 as of March 25, 2004. The difference of $1,312,378 between the fair market value of the shares issued calculated using $1.25 per share and the carrying value of the debt plus accrued interest of the debt retired was recorded as debt conversion expense. At March 31, 2004, the principal value of the Notes that were not converted totaled $310,000 and the discount on notes payable balance was $143,280.

In February 2004, the Company issued two notes payable totaling $250,000 to Hong Kong Central Credit Union and HIT Credit Union. Upfront fees paid on these transactions were $40,000 including reimbursed legal expense of $15,000.

On March 31, 2004, notes payable to accredited investors and related parties totaled $686,248 as compared with $2,147,151 at June 30, 2003. The notes bear interest between the rates of 0% and 12% per annum, some of which are secured by our common stock. Certain notes are convertible into the Company's common stock.

The Company has the following notes payable obligations:

                                                          March 31,    June 30,
                                                             2004        2003
                                                          ---------  ----------
Note payable to bank due October 29, 2004, plus
interest payable annually at 9.5%, secured by vehicle.    $  14,234  $        -

Note payable to related parties; due December 21, 2004,
plus interest payable at 6% per annum, see Note 8.           15,234           -

Unsecured notes payable, due to Hong Kong League
Central Credit Union, due February 5, 2005 and bears
interest at 12% per annum.                                  217,105           -

Unsecured notes payable, due to HIT Credit Union, due
February 5, 2005 and bears interest at 12% per annum         32,895           -

Senior Convertible Bridge Notes, due in twelve months
and bearing interest at 7% per annum, net of discount
of $143,280                                                 166,720           -

Borrowings under revolving line of credit issued by a
bank, plus interest payable at prime plus 2.625%.            99,950           -

Borrowings under revolving line of credit issued by a
bank, plus interest payable at prime plus 6.75%.             34,042           -

Borrowings under revolving line of credit issued by a
third party creditor, plus interest payable at prime
plus 1.99%.                                                  12,419           -

Notes payable to third party individuals, due September
1, 2006, plus interest payable at 10% per annum.             93,649           -

Unsecured convertible notes payable to related parties
due on December 1, 2003, see Note 8.                              -     925,000

Unsecured notes payable to a related party, see Note 6.           -     222,151

Convertible notes payable to a related party, see Note 6.         -   1,000,000
                                                          ---------  ----------
                         Total Notes Payable                686,248   2,147,151
           Less:  Current Maturities                        446,188  (2,147,151)
                                                          ---------  ----------
                         Long Term Notes Payable          $ 240,060  $        -
                                                          =========  ==========

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

On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS.. In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date. On May 11, 2004, VILPAS notified us of their intention to convert the promissory note.

In December 2003, we completed the sale of our interests in CBL Global and CBL to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL as described in our 10KSB filed with the U.S. Securities and Exchange Commission. We acquired CBL from its former owners in October 2002. Pursuant to the terms of the agreement, we have conveyed all our interest in CBL back to the former owners in exchange for surrender and cancellation of all shares of Trinity stock issued to them in connection with the acquisition of CBL and the of approximately $1,000,000 in convertible notes payable to them. As a result of the sale, we recorded an increase in stockholders' equity of $461,063.

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

On July 31, 2002, amended on January 1, 2004, we entered into an Advisory Agreement with EAS, for whom Mr. Swindells is a director, pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company. Through March 31, 2004, EAS had earned a total of $932,716 under the Advisory Agreement of which, $250,000 or 250,000 shares with a fair market value of $375,000 was paid to EAS in the Company's common stock in January 2004.

In January 2004, the Company commenced an offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes"). The Notes will mature in twelve months plus accrued interest at a rate of 7% per annum. The Notes are convertible at 80% of the "Next Equity Financing" offering price. In addition, for each $1.00 invested, the investor shall receive a 5 year warrant to purchase a share of the Company's common stock at $1.00 per share. The Next Equity Financing shall mean a common stock equity financing in which proceeds equal or exceed $5,000,000. As such, a value attributable to the warrants using the Black Scholes model of $599,923 was determined and recorded as a discount on notes payable. Through May 7, 2004, we had received subscriptions to our January 2004 offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes") totaling $1,146,000. The Notes mature in twelve months plus accrued interest at a rate of 7% per annum. The Notes are convertible at 80% of the "Next Equity Financing" offering price or at $0.60 per share if converted prior to May 15, 2004. Financing fees payable at March 31, 2004 are $114,600.

On March 25, 2004, the Company's board of directors voted to allow conversion of the notes and accrued interest if converted prior to April 5, 2004 at a conversion price of $0.60 per share. At its May 12, 2004 meeting the board voted to allow all note holders who had not previously converted prior to April 5, 2004 to convert the outstanding principal and interest at $0.60 per share. As a result, certain investors elected to convert $836,000 in principal of the total amount then outstanding of $1,146,000 plus accrued interest of $5,108 as of March 25, 2004. The difference of $1,312,378 between the fair market value of the shares issued calculated using $1.25 per share and the carrying value of the debt plus accrued interest of the debt retired was recorded as debt conversion expense.

Finally, 100,000 and 40,721 shares of the Company's common stock were issued to Mr. Ronald Posner and TN Capital Equities, Inc. for finders' fees for the Riverbend and IRCA acquisitions and for fundraising, respectively. During the quarter 437,500 shares of the Company's common stock were issued at $1.67 per share for the exercise of warrants resulting in gross proceeds to the Company of $28,125.

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

                                                            2002 STOCK PLAN
                                                            ---------------
                                                                      Weighted Average
                                                  Number of Shares     Exercise Price
                                                  ----------------    ----------------
Outstanding at  December 31, 2003                        3,542,000    $           0.23
Options Granted                                            375,000                0.50
Options Exercised                                          (14,452)               0.05
Options Canceled                                          (262,548)               0.24
                                                  ----------------    ----------------
      Options Outstanding at March 31, 2004              3,640,000    $           0.36
                                                  ================    ================
      Options Exercisable at March 31, 2004              1,616,432    $           0.33
                                                  ================    ================

The following schedule summarizes the activity during the nine months ended March 31, 2004.

                                                            2002 STOCK PLAN
                                                            ---------------
                                                                      Weighted Average
                                                  Number of Shares     Exercise Price
                                                  ----------------    ----------------
Outstanding at June 30, 2003                             2,447,000    $           0.23
Options Granted                                          2,035,000                0.50
Options Exercised                                          (14,452)               0.05
Options Canceled                                          (827,548)               0.26
                                                  ----------------    ----------------
      Options Outstanding at March 31, 2004              3,640,000    $           0.36
                                                  ================    ================
      Options Exercisable at March 31, 2004              1,616,432    $           0.33
                                                  ================    ================

In accordance with Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation," option expense of $17,434 and $219,584 was recognized for the three months and nine months ended March 31, 2004, respectively using Black Scholes model and the following input variables. Fair value determined by the model for shares issued up to March 31, 2004 was $0.30 and for the transition period ended June 30, 2003 it was $0.13.

                                                       March 31, 2004
                                                       --------------
      Five-Year Risk Free Interest Rate                     3.05%
      Dividend Yield                                         Nil
      Volatility                                             70%
      Average Expected Term (Years to Exercise)               5

Stock options outstanding and exercisable under 2002 Stock Plan as of March 31, 2004 are as follows:

                                              Average
                                Weighted     Remaining                  Average
                   Number of    Average     Contractual     Number      Weighted
    Range of        Options     Exercise        Life      of Options    Exercise
 Exercise Price   Outstanding    Price        (Years)       Vested       Price
 --------------   -----------   --------    -----------   ----------    --------
      $0.05          575,000      $0.05         3.5         356,027       $0.05
      $0.25          800,000      $0.25         3.7         460,411       $0.25
      $0.50        2,265,000      $0.50         4.5         799,993       $0.50

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

None.

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

     VILPAS

     On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS (f/k/a Virtual Learning Partners AS). In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The VILPAS shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date. The business results for VILPAS will not be consolidated for March 2004 until the fourth quarter 2004 as its activity was de minimus to the Company's overall operating results.

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

     Results for the first nine months of fiscal year 2004 include seven months' results of operations for the two companies we recently acquired as well as CBL's activity for the first six months of fiscal year 2004. Revenues from our clients were $1,686,258 for the first nine months of fiscal year 2004, compared with $164,660 for the nine month period ended December 31, 2003. Of the total increase in revenues from our clients, $1,518,549 was due to the two acquisitions described above that we made during the first quarter of fiscal year 2004.

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

     Material accounting policies that we believe are the most critical to investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Transition Report on Form 10-KSB for the transition period ended June 30, 2003. No material changes to such information have occurred during the nine months ended March 31, 2004.

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

     3. Contingently Redeemable Equity. Contingently redeemable equity are shares of our common stock issuable upon the conversion of notes payable upon the satisfaction of certain conditions pursuant to a contingent stock arrangement. The contingent stock arrangement is dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock an a major stock exchange in the United States of America, for whom there are financial requirements for listing. The value of the contingently redeemable equity is based on the number of shares to be issued at $0.50 per share. Such determination is based upon its then current fundraising efforts in which the Company raised in excess of $3,000,000 at $0.50 per share prior to the Company establishing a trading market for its stock.

     4. Common Stock Valuation. To determine the value of the stock issued for the September 1, 2004 consideration paid for TouchVision and RMT, the Company used a value of $0.50 per share of common stock as the fair value. Such determination is based upon its then current fundraising efforts in which the Company raised in excess of $3,000,000 at $0.50 per share prior to the Company establishing a trading market for its stock.

     5. Allocation of Consideration for Investments in Subsidiaries. The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets.

     6. Allocation of Consideration for Equity Investments in Associated Companies. The excess of the consideration paid for equity investments in associated companies over the fair value of our pro rata share of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets.

     7. Convertible Notes Payable and Notes Payable Issued with Warrants. Convertible notes payable and notes payable issued with warrants are recorded at the amount received or the amount payable at maturity offset by a discount account determined based on the fair value of the beneficial conversion rights, if any, or proportionate share of the fair value of the warrants issued. Discounts are amortized over the life of the debt instrument as interest expense. Any balance that remains at conversion of the note payable or prepayment of the debt is recorded as expense in the current period. Discounts are amortized using the interest method of accounting unless the difference between the straight-line method of accounting and the interest method are immaterial.

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

     On December 17, 2003, we entered into an agreement with Titan Aviation Ltd ("Titan"), a Guernsey company, for the purpose of having Titan act as our representative in our acquisition of IRCA. Mr. Martin Steynberg, a member of our board of directors, is the managing director of Titan. Mr. Steynberg is a shareholder in IRCA Investments (Proprietary) Limited which owns 49% of IRCA. Under the terms of the agreement, we will pay Titan four million rand or approximately $600,000 in May 2004. This amount has been included with accounts payable as of March 31, 2004.

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

     As of July 31, 2002, we entered into a Advisory Agreement with EAS, for whom Mr. Swindells is a director, pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company in exploration of the following strategic alternatives: (a) a private placement of the Company's convertible promissory notes, (b) a private placement of the Company's common or preferred stock, and (c) one or more possible purchase transactions by the Company. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable in cash or the Company's common stock at EAS' option. Through March 31, 2004, EAS had earned a total of $932,716 under the Advisory Agreement. Of the balance of $932,716, $306,421 has been paid in cash to EAS and $250,000 or 250,000 shares with a fair market value of $375,000 was paid to EAS in the Company's common stock in January 2004, leaving a balance owing at March 31, 2004 of $376,295.

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


                              RESULTS OF OPERATIONS

     Third Quarter Ended March 31, 2004 Compared to March 31, 2003

     Our gross sales revenues were $705,460 for the quarter ended March 31, 2004, as compared to $102,000, the amount we reported for the quarter ended March 31, 2003. The increase in revenues was due to the acquisitions of TouchVision and RMT ("acquisitions") which provided the revenues for the third quarter of fiscal year 2004. Sales revenue in 2003 is attributable to CBL which we divested in December 2003.

     Costs of sales for the quarter ended March 31, 2004 were $152,910 and consist of labor and hardware costs, and other incidental expenses, as compared to $0 for the same period last year. This increase was a result of the acquisitions, which increased costs of sales.

     Our gross profit was $552,550 for the quarter ended March 31, 2004, as compared to $102,000, the amount we reported for the quarter ended March 31, 2003. The increase in gross profit was due to the acquisitions, which provided $552,703 in gross profit. Gross profit in 2003 is attributable to CBL which we divested in December 2003.

     Operating expense for the quarter ended March 31, 2004 was $1,612,039 as compared with $736,205 for the same period in the prior year. The increase in operating expenses was due in part to the additional operating costs of the acquisitions totaling $426,868. Trinity corporate expenses increased $476,912 to $853,124 when compared to the same period last year. This increase is primarily attributable to increased salaries and benefits expense ($207,648), the establishment of an accrual for executive bonuses ($135,000) as well as professional fees in support of our growth strategy ($201,938). Results for the three months ended March 31, 2004 include eight full time employees in Trinity corporate as compared to four employees at March 31, 2003. In addition, operating expense for the Danlas / IRCA-sales global expansion effort was $325,684.

     Other expense of $1,609,105 was $1,578,881 greater than the prior year and is primarily attributable to the losses in our equity investments in associated companies of $223,196 as well as debt conversion expense of $1,312,378 on conversion of notes payable. Of the total of equity losses in associated companies, $136,268 is attributable to IRCA and $86,928 is attributable to Ayrshire / Riverbend.

     We reported net loss available for common shareholders of $2,668,594 or $0.10 per share, for the quarter ended March 31, 2004, compared with a net loss of $664,492, or $0.07 per share, for the same period last year.

     Nine Months Ended March 31, 2004 Compared to March 31, 2003

     Our gross sales revenues were $1,686,258 for the nine months ended March 31, 2004, as compared to $164,660 for the nine months ended March 31, 2003. The increase in revenues was primarily due to the TouchVision ($861,630) and RMT ($477,257) acquisitions ("acquisitions") which provided the revenues for seven of the first nine months of fiscal year 2004. CBL's revenue for the first nine months of 2004 was $167,862 as compared to $164,660 in the prior year.

     Costs of sales for the nine months ended March 31, 2004, which consist of labor and hardware costs, and other incidental expenses, were $357,363, as compared to $0 for the same period last year. This increase was a result of the acquisitions, which increased costs of sales.

     Our gross profit was $1,328,895 for the nine months ended March 31, 2004, as compared to $164,660 for the nine months ended March 31, 2003. The increase in gross profit was due to the acquisitions, which provided $1,161,339 in gross profit. CBL's gross profit for the first nine months of 2004 was $167,862 as compared to $164,660 in the prior year.

     Operating expense for the nine months ended March 31, 2004 increased to $4,539,958 as compared with $1,785,775 for the same period last year. The increase in operating expenses of $2,754,183 was due to the acquisitions ($1,074,077), increased Trinity corporate costs ($1,038,996) as well as the Danlas / IRCA-sales global expansion effort ($518,993). The increase in Trinity corporate costs is primarily due to an increase in salaries and benefits costs ($880,612) and includes accrued bonuses of $135,000 and stock option expense of $219,584 which were $0 in the prior year, increased professional fees ($91,110) and increased insurance costs ($82,205).

     Other expense of $2,060,692 was $1,999,561 greater than the prior year and is attributable to the losses in our equity investments in associated companies as well as debt conversion expense of $1,312,378 on conversion of notes payable. Of the total of equity losses in associated companies of $622,176, $240,481 is attributable to IRCA and $381,695 is attributable to Ayrshire / Riverbend

     We reported net loss available for common shareholders of $5,271,575, or $0.25 per share, for the nine months ended March 31, 2004, compared with a net loss of $1,682,246 or $0.29 per share on a diluted basis, for the same period last year.

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of March 31, 2004 was $16,460,488, as compared to $11,188,913 as of June 30, 2003.

     At March 31, 2004, we had a cash balance of $599,688 as compared to $86,511 at June 30, 2003. Net cash used by operating activities during the nine months ended March 31, 2004 was $2,942,988, attributable primarily to our loss from operations of $3,211,063. Cash generated by financing activities was $5,434,883 for the nine months ended March 31, 2004 comprising the net of repayments and borrowings under short-term notes of $895,550, financing fees of $462,815 and $5,002,148 in proceeds from issuance of common stock and exercise of warrants for common stock.

     Accounts receivable increased from $42,719 at June 30, 2003 to $194,149 at March 31, 2004. This increase is due to receivables owed to the two subsidiaries we acquired in September 2003.

     Accounts payable and accrued expense increased $870,076 and $245,519 from June 30, 2003 to March 31, 2004, respectively. These increases are attributable to expenses incurred in connection with our acquisitions net of the CBL divestiture ($273,335), accrued bonus expense ($135,000), financial advisory fees payable to EAS ($376,295), insurance payable ($120,000) and fees payable to Mr. Steynberg ($612,668).

     We commenced a private offering of our securities in May 2003. As of October 31, 2003, we had closed the offering and raised an aggregate of $5,073,300. Of these funds, $419,657 was advanced IRCA for international expansions, $500,000 was deposited in Standard Bank and pledged as collateral for a letter of credit to IRCA, $1,000,000 was advanced to Riverbend, $348,198 was advanced to TouchVision and $87,108 was advanced to RMT. Additionally, $492,250 was paid for financing related legal fees and sales commissions; $500,000 was repaid on short-term promissory notes to a related party and $130,000 was paid in financial advisory fees.

     In January 2004, we commenced an offering of up to $3,000,000 Senior Convertible Bridge Notes. As of May 7, 2004 we raised $1,146,000 pursuant to this offering of which $836,000 was converted to common stock in March 2004. Financing fees owed at March 31, 2004 were $114,600.

     In February 2004, the Company issued two notes payable totaling $250,000 to Hong Kong Central Credit Union and HIT Credit Union. Upfront fees paid on these transactions were $40,000 including reimbursed legal expense of $15,000.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital lease, during the first nine months of fiscal years 2004 and 2003 were $19,998 and $12,683, respectively.

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

ITEM 3.   CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions. .

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


ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     On July 31, 2002, amended on January 1, 2004, we entered into an Advisory Agreement with EAS pursuant to which EAS agreed to provide financial advisory and investment banking services to the Company. Through March 31, 2004, EAS had earned a total of $807,716 under the Advisory Agreement. Of the balance of $807,716, $250,000 or 250,000 shares in the Company's common stock was paid to EAS in January 2004. In our opinion, the offer and sale of these securities was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated there under.

     Through May 7, 2004, we had received subscriptions to our January 2004 offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes") totaling $1,146,000 and issued warrants to purchase $1,146,000 shares of our common stock for $1.00 per share. The Notes mature in twelve months plus accrued interest at a rate of 7% per annum. The Notes are convertible at 80% of the "Next Equity Financing" offering price. The Next Equity Financing shall mean a common stock equity financing in which proceeds equal or exceed $5,000,000. On March 25, 2004, the Company's board of directors voted to allow conversion of the notes and accrued interest if converted prior to April 5, 2004 at a conversion price of $0.60 per share. At its May 12, 2004 meeting, the board voted to allow all note holders who had not previously converted prior to April 5, 2004 to convert outstanding principal and interest at $0.60 per share if converted prior to May 15, 2004. As of March 31, 2004 $836,000 of the

$1,146,000 plus accrued interest of $5,108 had been converted to 1,401,850 shares of common stock. Financing fees payable at March 31, 2004 were $114,600.

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

(a) Exhibits

The following exhibits were filed with our 10QBS/A, (Amendment 1) on June 14, 2004:

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

                                           TRINITY LEARNING CORPORATION

November 18, 2004                          By:  /S/ DOUGLAS D. COLE
                                                -------------------

                                                Douglas D. Cole
                                                Chief Executive Officer


November 18, 2004                          By:  /S/ CHRISTINE R. LARSON
                                                -----------------------

                                                Christine R. Larson
                                                Chief Financial Officer