Form 10KSB
period 2004-06-30
TRINITY LEARNING CORP
filed 2004-12-03
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 9 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended June 30, 2004: $2,590,091

     The aggregate market value of the 19,844,438 shares of voting stock held by non-affiliates of the Registrant, computed as the average of the closing bid and asked prices as of October 26, 2004 was $19,844,438.

     As of October 26, 2004, the Registrant had outstanding 31,402,643 shares of common stock, no par value per share.

                                     PART I

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity Learning," or "the Company."

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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I                                 PAGE
                                                                            ----

ITEM 1.     DESCRIPTION OF BUSINESS                                            4
ITEM 2.     DESCRIPTION OF PROPERTY                                           19
ITEM 3.     LEGAL PROCEEDINGS                                                 20
ITEM 4.     SUBMISSIONOF MATTERS TO A VOTE OF SECURITY HOLDERS                20

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          21
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         22
ITEM 7.     FINANCIAL STATEMENTS                                              31
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTATNTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          31
ITEM 8A.    CONTROLS AND PROCEDURES                                           32
ITEM 8B.    OTHER INFORMATION                                                 33

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTOL PERSONS:
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                 34
ITEM 10.    EXECUTIVE COMPENSATION                                            36
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                   37
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    39
ITEM 13.    EXHIBITS                                                          41
ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES                           42

EXHIBIT INDEX                                                                 72
SIGNATURES                                                                    78
EXHIBITS
            10.87  AGREEMENT DATED AUGUST 11, 2004 BETWEEN THE COMPANY
                   AND RESOURCE WORKS, INC.
            10.88  AGREEMENT DATED OCTOBER 1, 2004 BETWEEN THE COMPANY
                   AND MCC FINANCIAL SERVICES ADVISORS, INC.
            10.89  AGREEMENT DATED OCTOBER 12, 2004 BETWEEN THE COMPANY
                   AND HYACINTH RESOURCES, INC.
            21.1   SUBSIDIARIES OF TRINTIY LEARNING CORPORATION
            23.1   CONSENT OF INDEPENDENT REGISTRATION PUBLIC ACCOUNTING
            31.1   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            31.2   CERTIFICATION OF CHIEF FINANCIAL OFFICER
            32.1   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            32.2   CERTIFICATION OF CHIEF FINANCIAL OFFICER

ITEM 1.     DESCRIPTION OF BUSINESS

General

     We are a publicly held global learning company that provides advanced learning solutions for corporations, organizations and individuals. Our mission is to become a leader in offering education, training and certification services to major customers around the world. We are seeking to grow rapidly through acquisitions, business development and strategic relationships.

     We commenced our strategy in 2002 to acquire and integrate operating companies with established customers in strategic markets that have developed proprietary technology-enabled learning, training and certification systems and services targeted at major customers in worldwide industries. Our initial target market has been medium to large companies and organizations that provide workplace training and certification to their employees in a cost effective and efficient manner. We anticipate that growth will also be achieved through strategic relationships, licensing and marketing of software and other technologies, internal business development, and the expansion of sales offices and other sales representation around the world.

     In making acquisitions, we have targeted companies that we believe will position us to:

     o Provide workplace learning services to multiple organizational levels of major employers;

     o Leverage investments in content and delivery systems across multiple industry segments;

     o Cross-market learning services developed by our operating subsidiaries;

     o Design and implement long-term workplace human capital development programs for large corporations, organizations and governments; and

     o    Provide meaningful learning experiences to end-users.

     We adopted our strategy in 2002 based on competitive analysis, market research and an analysis of our ability to acquire operating companies in key market areas and segments with attractive valuations. We have executed this strategy by identifying and completing a number of strategic acquisitions, expanding our executive management team, entering into key strategic relationships with financial advisors and investment banks, and developing and implementing a development and growth stage financing strategy.

     On February 22, 2004, we entered into an Agreement and Plan of Merger with ProsoftTraining, a Nevada corporation, pursuant to which we would have merged into a wholly owned subsidiary of ProsoftTraining. This Agreement and Plan of Merger was mutually terminated on July 23, 2004. Following mutual termination of our proposed merger with Prosoft, we have focused our efforts on obtaining private equity and debt financing, identifying and negotiating additional acquisition targets, primarily in North America and Western Europe, integrating and leveraging acquired operating assets in the U.S., Australia, South Africa, and Europe, and on developing our financial, shareholder and reporting infrastructure to meet listing requirements for a larger stock exchange.

The Global Learning Market

     According to EduVentures, Inc., a privately held education research company, and Think Equity Partners, an investment bank focused on major growth sectors of the economy, the global education and training market is estimated at approximately US$2 trillion annually, with the United States currently accounting for over 35% of the world market for training and education services. Within the corporate training market, e-learning, fueled by increased penetration of computers and workplace access to the Internet/Intranet, is playing an increased role in providing employees with training and workplace learning. IDC, a global market research and advisory firm, estimates that worldwide e-learning market will exceed $23 billion by 2006. Cortona Consulting, a strategic marketing and management assistance firm, estimates that the global e-learning services market will reach $50 billion by 2010.

     We believe that the global learning market will, over time, evolve globally as it has in the United States and other developed countries, and will continue to expand based on market factors including:

     o Growth and dynamic changes in the world's population base and the world's workforce;

     o Continued globalization of the world's economies and expansion of educational services in lesser developed countries;

     o Increased access to Internet/Intranet and other communications technologies around the world.

     Changes in the size and make-up of the world's population

     The Population Resource Center, a non-profit organization dedicated to bringing the latest demographic data to policy makers, estimates that world population exceeded 6 billion individuals in 2001, with a growth rate of 1.3% annually. Based on this growth rate, there will be approximately 1 billion new entrants to the global workforce each decade throughout the first half of this century. Educating and training new workers is a task of global proportions. Furthermore, significant changes in the make-up of the world's population are anticipated in the near future:

     o Future labor shortages in industrialized economies, caused by an aging workforce, will be met through immigration and outsourcing; and

     o Short-term labor shortages will be met by full-time and part-time re-entry of "retirees" into the workforce, a trend that is already gaining momentum in the United States.

Both groups will require training or retraining in new job skills - particularly computer-related skills.

     Other demographic factors in the make-up of the world's work force are expected to have a significant impact on the workplace learning market. In the United States, according to Ameristat, a partnership of the Population Reference Bureau and the University of Michigan Social Science Data Analysis Network, between 1998 and 2008 over 40 million people will enter the U.S. labor force, joining over 110 million workers already in the workforce. Over 25% of new workers are expected to be either Spanish or Chinese speaking, for whom English skills are limited, knowledge of local laws and regulations regarding employment practices is minimal, and for whom training in basic workplace skills will be required.

     During the same time, the average age of the workforce will increase to age 45 or older by the year 2025. In many cases, older workers will have changed jobs or careers numerous times, with additional job or career changes likely before reaching the age to receive retirement benefits. It is generally accepted that young people entering the workforce today will need to continually adapt to rapid changes in technology, employment opportunities and the skills needed to succeed over their working lives.

     As the global workplace continues to change rapidly, the economic value of a college degree or professional certification continues to increase. In the United States, the wage premium for a college degree as compared to a high school diploma has nearly doubled since the late 1970s - a statistic that is even more pronounced for women. Through distance and online education, there is a worldwide market for college degree programs and professional certifications. Wage differentials based on education can also be found in the workplace below the degree level. For example, in Latin America, a worker with six years of education typically earns 50% more than a worker with no formal education, and the wage premium increases to 120% based on 12 years of education.

     Globalization and Technology

     Increased globalization of the world's economies is also expected to have a significant impact on the world learning market. As technology continues to facilitate global communication and business, corporations will continue to seek out new foreign markets for highly educated, lower cost workers, a process known as "outsourcing" or white collar globalization. In order for developed nations to compete with the outsourcing of labor to developing nations, they must invest in educating and training their workforce. Many companies already know the benefits of ongoing education and training for their employees.

     A three year study of 575 publicly held companies by the American Society for Training and Development ("ASTD"), an association of workplace learning and performance professionals, found that companies who invested $680 per employee more than the average company increased their total stockholder return by six percent for the following year.

     A US-based survey performed by Chief Learning Officer Magazine and Fairfield Research Inc., a market research company, found that enterprise companies (over $500 million in sales) annually spend an average of $3.7 million on learning and training. These companies are estimated to have collectively spent $11.9 billion on education in 2003. The annual spending per employee averaged $912 with the greatest proportion of spending, nearly a third, devoted to technical staff. Another major area of expenditure for training and workplace learning was regulatory and health and safety compliance.

     Globalization also presents challenges to large-scale, multinational employers in global industries that must address their human capital requirements in a cost-effective manner because of dispersed workforces, continued introduction of new technologies, language and cultural barriers, and other demographic factors. Large employers also employ a wide range of personnel with various levels of education and differing needs for ongoing training, workplace learning and professional development. In addition, compliance with local, national and international regulations and standards is increasingly critical for employers of all sizes.

     Impact of Technology

     Technology is revolutionizing access to learning, education and training around the world through computer-based learning, high-speed network access, distance learning, e-learning and online accredited education. Workplace access to computers and the Internet/Intranet continues to increase dramatically, with the highest rates of growth over the coming decade expected to be in less developed nations. Worldwide, the "Internet population" is estimated at nearly 1 billion by The Computer Industry Almanac, and is expected to grow at a rate of approximately 200 million new users per year.

     The advent of computer and Internet/Intranet technology has also presented new approaches for teaching and training employees. Individuals learn in different ways, and no one method of teaching or training is optimal across all types of content or desired educational outcome. Educational research has shown that a "blended learning" approach is generally more successful for the retention of new skills. Within the overall global learning market, there are a variety of instructional methods that can be utilized to train workers:

     o Traditional classroom instruction at a school, the employer's facility or at an off-site facility;

     o    Computer-based training and workplace simulation;

     o    Distance education, using printed materials or digital materials;

     o    Online or e-learning, either instructor-mediated or self-paced; and

     o Hands-on training with machines or devices, either in the workplace or at a remote facility.

     Recognizing that there is no single instructional method or technology that works for every skill, every type of worker, or for all types of content, we have and will continue to acquire operating companies that, together, represent a "blended learning" approach to workplace learning. Our operating subsidiaries, collectively, are experienced in multiple delivery methods, multiple content specialties, and have designed and implemented a variety of workplace learning solutions.

Our Business

     We serve the worldwide, workplace learning products and services market and are executing a strategy to create the first true "blended learning" company on a global scale. Trinity Learning's vision since inception has been to align our acquisition and business development strategy with the large and growing demand among Global 1000 corporations, organizations, and individuals throughout the world to provide efficient access to learning opportunities made possible by advances in technology, communications, and computing. Our acquisition strategy is to target those companies that enable us to:

     o Serve an expanding number of global industry segments from health care to agriculture to manufacturing;

     o Deliver to multiple organizational levels of major corporations from blue collar to management to executives, focused on benefiting both the organization and the employee or individual learner; and

     o Use a blend of delivery methods including online learning, e-learning, instructor-led training, simulations, multimedia, etc.

     We currently have three wholly owned operating subsidiaries: TouchVision, River Murray Training, VILPAS, and 51% interest in the operations of Riverbend and IRCA.

     TouchVision

     As of September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision, Inc., a California corporation ("TouchVision") that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, 312,500 shares of which are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital, having previously loaned TouchVision the sum of $50,000 in June 2003 by way of bridge financing pending completion of the acquisition. As of June 30, 2004, we had loaned TouchVision a total of $200,000 pursuant to this agreement. In connection with the acquisition, TouchVision entered into substantially similar employment agreements with each of Messrs. Gregory L. Roche and Larry J. Mahar, the former principals of TouchVision, which have a term of two years and provide for annual salaries of $120,000. William Jobe, one of our directors, was paid a total of $59,500 during the period December 2003 to June 2004 as compensation for merger and acquisition services associated with our acquisition of TouchVision.

     TouchVision specializes in web-based software products that are designed to be deployed on external and internal websites, a network of self-service stations, or stand-alone terminals. This hardware independence means the software can be accessed with a wide variety of end-user devices: web browser stations, wireless tablets and personal digital assistants (PDA's), kiosks, or computers.

     TouchVision has developed a number of products that are both generally applicable and industry-specific. The VisMed(R) suite of applications is specially branded for the healthcare industry. It bundles together many of the applications listed below as well as e-mail and shopping capabilities. TouchVision's current products consist of the following:

     o CheckIn. CheckIn is the software solution for patient queuing, admitting, and processing in hospitals, clinics, and other care facilities. It is designed to replace the paper clipboard and health information forms, and protects patient privacy in compliance with HIPAA. It also tracks key performance metrics and offers real-time reporting. At full implementation, CheckIn will perform automatic verification of insurance eligibility and collect the patient's co-payment. This product is a part of the VisMed suite.

     o Presenter. Digital signs are the computerized replacement of billboards, message boards, schedule postings, and other static information displays offering versatility, impact, and reach. TouchVision Presenter is a tool for managing and displaying information on digital signs from a desktop web browser. Without any technical skills, personnel can manage welcoming information on a plasma display, promotional messages on the attract loop of a kiosk network, or schedule updates on LCD monitors outside meeting rooms.

     o PathFinder. PathFinder is an interactive facility directory and way finder system that can be viewed on a website or on self-service terminals in a facility. The software is optimized for large facilities such as hospitals, schools, institutions, and office complexes that have a need to conveniently help visitors find a destination. PathFinder users can search for a destination, view a map showing how to reach the location, and receive other directional instructions. This product is a part of the VisMed suite.

     o Surveyor. Surveyor is flexible software that presents survey questions to the user and collects their answers. Answers are then stored in a database and emailed to the administrator. Surveyor is designed to eliminate the cost, inconvenience, and inaccuracy of traditional paper surveys. This product is a part of the VisMed suite.

     o Educator. Educator provides a search engine for browsing and viewing health education content that can be delivered directly to a patient - in their room or education centers. This product is a part of the VisMed suite.

     o Finder. Finder is a flexible software system that allows the user to search for information in a database. The selected information is displayed on the screen with the ability to link to supplemental information. Common uses of Finder include physician referrals (DrFinder), staff directories (PeopleFinder), and building directories (OfficeFinder).

     o NurseStation. NurseStation is a productivity enhancement tool for nurses, physicians, and healthcare providers. NurseStation informs a care provider of whether the patient is currently in his or her room, and tracks other important parameters such as treating physician, specialist, nurse, and status. It replaces manual methods such as marker boards at the nurse station and allows a care provider to conveniently access this important information from anywhere in the hospital using a handheld device or web station. This product is a part of the VisMed suite.

     o Concierge. Concierge, which is designed to require minimal technical skills, allows a user to easily update application features, graphical design, and information content. A library of content display templates provides for rapid development of professional pages for websites, web stations, and kiosks. Concierge's Announcer Module provides a high-profile scrolling message window to display current announcements and events. This product is a part of the VisMed suite.

     o CareMail. CareMail provides personalized E-Cards for patients. E-Cards can be created on the facility's website or at web stations inside the facility. Cards are delivered directly to the patient at facilities with in-room access, and are printed and delivered at other facilities. This product is a part of the VisMed suite.

     o HR Assist. HR Assist is designed to provide employees with convenient and secure access to online HR services through use of online resources for benefits enrollment, 401K management, and other human resources administration tasks.

     o BizBrowser. BizBrowser is an interactive business directory that can be used for tourism advertising, community resources, and other applications involving display of business information. Users can search by a variety of methods to quickly find the business of interest. Numerous promotional or advertising placement opportunities exist through banners, feature listings, and display listings.

     o Guardian. Guardian is a fault-protection agent for improving the reliability and user experience of self-service terminals. It monitors software applications and the Windows operating system to automatically respond to faults that can occur as well as the printer for paper and jamming issues, intercepts and replaces operating system messages with user-friendly messages, and emails messages to the system administrator.

     TouchVision serves what Trinity Learning believes is a large and growing market in the United States and around the world for products and services that make information and content easily accessible, particularly where using a personal computer is either cost-prohibitive, inaccessible or inappropriate. Through its VisMed(R) brand, TouchVision delivers solutions that are tailored to the unique needs of the healthcare sector; TouchVision believes that there are similar opportunities for offerings that focus on other industry sectors and geographic markets.

     The addition of TouchVision provides other Trinity Learning companies with the potential to incorporate new software and hardware technology and delivery platforms into their core learning products. We anticipate that the TouchVision suite of products will have broad application in technology-enabled workplace learning where access to a desk-top computer is not available to many sectors of the workforce. While continuing to develop its own unique customer opportunities, TouchVision will work closely with our other operating companies to co-develop workforce training applications and distribution platforms.

     River Murray Training

     As of September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of River Murray Training Pty Ltd ("RMT") an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT, we issued 700,000 restricted shares of our common stock, 350,000 shares of which are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. We also loaned US$49,000 to RMT for the purpose of repaying outstanding loans advanced to RMT by its former shareholders.

     RMT provides a "one stop shop" approach to meeting company's training needs and has three separate business units to support this approach:

     o Consultancy services to help establish a sustainable in-house training system;

     o Resource development services to develop customized learning support materials; and

     o Training services which provide a wide selection of fully accredited training.

     The basis of the RMT training model is partnering with companies to develop training programs, which provides two key benefits for its customers: first, training is made relevant to the workplace; second, active involvement of customer personnel in training program development creates opportunities that foster the creation of a learning environment. This in turn provides a medium through which the customer can achieve continuous improvement.

     In 1992, the Australian National Training Authority was established to provide a national focus for vocational and educational training to ensure that all workers met the same competency standards. In order to provide this level of standardized content the Australian government designed the Australian Quality Training Framework ("AQTF"), which is a set of nationally agreed-upon standards that ensure the quality of vocational education and training services throughout Australia.

     RMT was one of the early designers of content for the wine and viticulture industry in Australia, designing content that met AQTF standards. As a Registered Training Organization based in Australia's major wine production region and one of its primary regions for agricultural products, RMT has developed and maintains 350 training modules, with the majority in the wine sector. Its major customers in this sector are large wine-producing companies that receive Australian government funding for vocational training. Other modules developed by RMT include training for retail services, small business office administration and frontline management in the seafood and horticulture industries as well as public services.

     RMT's primary sources of revenue are from the design and delivery of consulting and training services in the Australian agribusiness industry. RMT believes that future growth will come from training for the public-sector, agribusiness, and geographic expansion. We believe that RMT's operations can benefit from our other subsidiaries that operate in markets outside Australia, primarily by introducing enhanced online learning capabilities to leverage the curriculum and staff of RMT to viticulture and agriculture regions throughout Australia. RMT is also exploring the possibility of modifying training curriculum available to it as an RTO for use in other global markets, including content in areas such as operational management, which have applications across multiple geographic markets and industries.

     VILPAS

     Effective March 1, 2004, we completed the acquisition of all of the issued and outstanding shares of Virtual Learning Partners, AS (which subsequently changed its name to Trinity Learning AS) ("VILPAS"), a learning services company registered under the laws of Norway and headquartered in Oslo, Norway. VILPAS owns 51% of FunkWeb AS ("FunkWeb"), a Norwegian learning services company that is also headquartered in Oslo. FunkWeb Consulting AS, a consulting firm, is a wholly owned subsidiary of FunkWeb.

     In consideration for the shares of VILPAS, we issued a non-interest-bearing promissory note in the principal amount of $500,000 convertible into 1,000,000 shares of our common stock and agreed to issue up to an additional 200,000 shares of our common stock in the event certain revenue and profit thresholds are met during calendar 2004. As of June 30, 2004, no shares have been issued in exchange for the convertible promissory notes. The shares of VILPAS were delivered into escrow at closing and will be held in escrow as security for the due performance of our obligations under the convertible promissory note. In the event of a default by us under the Note, the escrow agent will return the VILPAS shares to vendors upon delivery by them to the escrow agent of (i) the cancelled note, (ii) any and all shares issued by us upon conversion of the note, and
(iii) any additional revenue-based shares that had been issued by us.

     VILPAS is a learning services company headquartered in Oslo, Norway. For the past five years, it has been engaged in developing e-learning and other educational initiatives for corporations and organizations in Norway, Scandinavia and Europe. FunkWeb, also headquartered in Oslo, is a leading provider of workplace training and retraining for disabled persons. In conjunction with national and local employment programs, FunkWeb has a successful track record in providing disabled persons with skills, certifications and job placement services primarily related to information technologies, web-based systems, and computing. The minority partner in FunkWeb is the Norwegian Federation of Functionally Disabled People, a non-government organization (NGO) representing many of Norway's associations and programs for the disabled.

     FunkWeb provides classroom-based, instructor-led instruction and also computer-based self-paced study to functionally-disabled individuals seeking to develop new workplace skills and certifications. Many countries in Europe and around the world have announced public initiatives to increase participation rates in the labor force among disabled people. We believe that FunkWeb provides a model, which may be replicated in other geographic countries.

     Riverbend

     On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire") that owns 95% of Riverbend Group Holdings (Proprietary) Limited ("Riverbend"). Riverbend, through its various subsidiaries, is a provider of online university degrees and other workplace learning services to corporations and individuals in South Africa.

     In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of US$20,000, which amount is convertible from time to time, but no later than December 30, 2006, into a maximum of 2,000,000 restricted shares of our common stock. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. As of June 30, 2004, no shares had been issued in exchange for the convertible promissory note. The Ayrshire shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements. As further consideration for the Ayrshire shares, we agreed to make a non-interest-bearing loan of U.S. $1,000,000 to Ayrshire. An option to acquire the remaining 49% of Ayrshire may be exercised in consideration for the issuance of 1,500,000 additional shares of our common stock, subject to certain adjustments.

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

     Riverbend, founded in 1998, operates through its four subsidiaries. Riverbend co-owns its largest subsidiary, eLearning Systems and its wholly owned subsidiary, eDegree, with Jonnic Publications and Price Waterhouse Coopers. eDegree authors and provides online degrees from some of South Africa's most respected universities. Other Riverbend subsidiaries include Learning Advantage, a customized learning solutions provider to corporations, Reusable Objects, a leading-edge learning software developer, and Learning Strategies, an e-learning consulting services provider. These Riverbend subsidiaries serve major corporate customers in South Africa and are leaders in South Africa's initiative to increase employment and competitiveness by expanding and improving adult basic education and training. We anticipate that Riverbend's future revenue generation will occur primarily through product development, business development and geographic expansion.

     eDegree's core business surrounds e-learning and online learning support. The company partners with universities and corporations in order to maximize the use of the Internet for instructional effectiveness. eDegree is currently supplying and managing education and training to learners via several different delivery formats. eDegree offers academic institutions and corporate partners one or any of the following services:

     o    Instructional design and educational project management expertise;

     o    Curriculum development and courseware design;

     o Interactive e-learning content conversion methodologies to meet customized education and training needs;

     o    Delivering e-learning interventions;

     o    Management and administration of the delivery of e-learning courses;

     o Object-oriented software expertise used in the development of e-learning tools and interactive content; and

     o    Internal quality assurance capabilities.

     eDegree has successfully created, designed, developed, and administered courses on behalf of and in partnership with a number of leading South African academic institutions. It is currently supplying and actively managing the delivery of online education in collaboration with educational institutions to more than 4,000 students worldwide. We anticipate that eDegree's future revenue growth will be derived from broader distribution on behalf of its existing programs and geographic growth through development of new partnerships with educational institutions, corporations and government programs worldwide.

     Reusable Objects, another Riverbend subsidiary, designs and develops software tools for the efficient authoring, development, management and publishing of instructional software programs. In particular, the "Construct" suite of tools includes a dynamic software utility for the creation of "learning objects" that include one or more web pages, text documents, presentations, or multimedia items that can be indexed, archived, and distributed to learners. Reusable Objects' products allow its customers to create cost-effective solutions designed in such a way that they can be deployed for a variety of courses and programs customized to the needs of differing contexts, target audiences, technical platforms and educational frameworks. Learner management, presentation of multiple perspectives, and use of interesting and appropriate graphics, and audio/video tools are central to Reusable Objects' solutions strategy. Reusable Objects focuses heavily on encouraging skills development and application instead of memorization and retention of factual information. Trinity anticipates that Reusable Objects' revenue growth will be derived from increased product development and product deployment to corporations and universities both locally in South Africa and worldwide in conjunction with growth in other Riverbend businesses.

     Learning Strategies is a consulting organization that assists large corporations, public entities and higher education institutions in understanding the most suitable learning and knowledge management approach in the modern technological environment. Learning Strategies' consultants provide consulting in the areas of strategy, knowledge management, financial management, human resource management, supply chain optimization, general process improvement and assessment of management information needs. As part of their leadership and industrial relations services, consultants facilitate team building, manage conflict through mediation, provide training for effective workplace relations, and develop and implement organizational transformation and restructuring. Learning Strategies' customers are primarily corporations based in South Africa, and we do not anticipate significant growth by Learning Strategies for the foreseeable future.

     Learning Advantage specializes in the supply and support of world-class, e-learning applications. In marketing partnerships with leading companies such as Docent, Saba, and others, Learning Advantage is supplying educational software and managing e-learning solutions throughout South Africa. Learning Advantage is licensed to distribute a wide range of e-learning support tools and has extensive experience in the installation, configuration, end-user training and support of its products. We anticipate that revenue growth will be derived from the development of new product and geographic expansion.

     IRCA

     IRCA (Proprietary) Limited ("IRCA") is an international firm specializing in corporate learning, certification, and risk mitigation in the areas of safety, health environment, and quality assurance ("SHEQ"). The company is headquartered in South Africa and operates international sales offices and operations in South Africa, the United Kingdom, Australia, Malaysia and North America.

     We acquired our interest in IRCA in December 2003 when we completed the acquisition of all of the issued and outstanding shares (the "Danlas Shares") of Danlas Limited, a British Virgin Islands company ("Danlas") that owns 51% of IRCA and holds an option to acquire the remaining 49%. In consideration for the Danlas Shares, we (i) issued a convertible promissory note for $20,000 which is convertible, under certain terms and conditions, into a maximum of 2,500,000 shares of common stock, (ii) issued two additional convertible promissory notes of $10,000 each which become effective upon the conversion of the first promissory note which, in the aggregate, are convertible into 2,000,000 shares of common stock for the remaining 49% of IRCA, (iii) agreed to advance $500,000 in cash to establish an international sales force, (iii) agreed to provide $500,000 on deposit with Standard Bank as collateral for an operating line of credit and, (iv) agreed to issue up to an additional 1,000,000 shares of common stock in the event certain profit thresholds are met. As of June 30, 2004, no shares have been issued in exchange for the convertible promissory note and IRCA had not achieved sufficient profit to receive additional shares for the twelve months ended June 30, 2004. A commitment of 500,000 shares pursuant to this agreement may be issuable if profit hurdles are achieved for the twelve months ended June 30, 2005. The Danlas Shares were pledged and deposited in escrow at closing as security for the due performance of Trinity's obligations under its promissory notes. In the event of a default by us under the notes, the Danlas Shares will be deemed sold back to the vendor at their par value. An event of default under the Note includes, among other things, a voluntary or involuntary bankruptcy proceeding involving us and the failure by us to list our shares of common stock on a major stock exchange by December 30, 2005.

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

     In connection with our acquisition of our interest in IRCA, we entered into an agreement with Titan Aviation Ltd. ("Titan"), a private company held in a trust, of which Mr. Martin Steynberg along with other business partners is a beneficiary, pursuant to which we paid Titan on May 14, 2004 the sterling equivalent of the sum of 4,000,000 South African Rand ($607,165) for various services rendered to IRCA. We also agreed to appoint Mr. Martin Steynberg to our Board of Directors until our next annual general meeting.

     IRCA provides international risk assessment, consulting, and behavior-based management and training services, with specific emphasis on integration of services to clients in the field of Safety & Health, Environment and Quality "(SHEQ"), as follows:

     o Technical Services. IRCA provides a variety of services in the areas of environmental impact assessment and management, process safety, chemistry (process and analytical) and environmental engineering, thus enabling it to comprehensively address the safety, health and environmental risks of its clients through assessment, mitigation design and design implementation.

     o Consulting Services. IRCA advises and assists organizations in respect of the SHEQ-related exposures. IRCA's professionals assess workplace issues related to SHEQ, advise clients on learning programs and other interventions that can reduce corporate financial risks, and assist in the implementation and certification of programs. Guidance and standards of operation are provided based on international best practices, helping organizations to reduce the impact of identified risks and to implement acceptable levels of control regarding residual risks.

     o Training. IRCA provides a variety of on-site training courses, some of which are done in conjunction with BSI (British Standards Institution) to ensure that the latest standards, practices and knowledge are incorporated. IRCA is an accredited training provider and presents a variety of SHEQ training courses. The courses incorporate international standards and practices and are adapted to the environment of the various countries in which IRCA operates. This ensures that individual needs of executives, management, supervisors, representatives and workers are satisfied. Courses presented range from basic shop floor training aimed at the workforce, to highly technical, specialist risk assessment techniques for functional specialists. All training is presented in public course forums, as well as in-house for organizations that require inclusion of their own standards and logos. IRCA also offers web-based distance learning.

Competitive Business Conditions

     The competitive market for corporate training and workplace learning is fragmented by geography, curricula, and targeted segments of the workforce. Although there are many companies that provide training, we believe that we derive our competitive advantage because of our ability to provide a suite of learning solutions on a worldwide basis at multiple levels of the workforce ranging from industrial workers to executive management.

     Generally, most of our competition comes from:

     o    Smaller, specialized local training companies;

     o Providers of online and e-learning products targeted at corporate soft skills and technical training;

     o    Not-for-profit trade schools, vocational schools and universities; and

     o Learning services divisions of large, multinational computer, software and management consulting firms.

     We anticipate that market resistance may come from the internal trainers in the organizations to whom our various operating subsidiaries sell training and certification. Traditional trainers may see outsourcing as a threat to their job security. We seek to overcome this by focusing our business development strategy on senior management in operations, finance and human resources. We will also reshape the value proposition for internal training functions from tactical to strategic. We believe we can enhance the role of internal training and human capital development departments by providing a proven, integrated set of learning tools. In this way, we can provide measurable results and increase both the actual effectiveness and the perceived value of internal training departments.

     Each of our operating subsidiaries faces local and regional competition for customer contracts and for government and non-government funding of education and training projects. In geographic areas where they hope to expand, they may face competition from established providers of their respective products and services.

     We believe that our operating subsidiaries derive their competitive advantage from one or more of the following:

     o    Proprietary content, software or technology;

     o Strategic relationships and alliances, including exclusive development and marketing relationships; and

     o    Management's industry and customer relationships.

     We are in the process of expanding our sales efforts in each of our operating subsidiaries. In December 2003 in conjunction with IRCA, we began the development of an international sales force. At present, new sales are generally derived through word-of-mouth and sales calls made by the managers of the subsidiaries. We have on sales person who covers the eastern United States for TouchVision. We are also in the process of developing distribution alliances with other companies on behalf of TouchVision. RMT customizes and resells content as a Registered Training Organization owned by the Australian government.

Intellectual Property

     Our success and ability to compete are dependent, to a significant degree, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We regard certain aspects of our products and documentation as proprietary and rely on a combination of trademark, trade secret and copyright laws and licenses and contractual restrictions to protect our proprietary rights. These legal protections afford only limited protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license software pursuant to license agreements that restrict use of the software by customers. Finally, we seek to limit disclosure of our intellectual property by requiring employees, consultants and customers with access to our proprietary information to execute confidentiality agreements and by restricting access to source codes. We believe, however, that in the market for online-learning and other technology-enabled education, training and certification services that require online business communications and collaboration, factors such as the technological and creative skills of our personnel and our ability to develop new products and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

     Our products and services, in some cases, are derived from proprietary content developed by our operating subsidiaries. In other cases, we or our subsidiaries are licensed to market third-party content or software, or in some cases to modify or customize third party content to meet the needs of our clients. In certain cases, where we have made investments to develop or co-develop certain products or services with third-parties, we and our operating subsidiaries may be entitled to certain rights of ownership and copyright of intellectual property to the extent they are delivered to customers in the format developed by us.

     Our products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes. We also rely on "click wrap" licenses, which include a notice informing the end-user that, by downloading the product, the end-user agrees to be bound by the license agreement displayed on the customer's computer screen. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that is regarded as proprietary. Policing unauthorized use of products is difficult and, while we are unable to determine the extent to which piracy of our software exists, it can be expected to be a persistent problem. In addition, the laws of many countries do not protect intellectual proprietary rights to as great an extent as do the laws of the United States. Many of our subsidiaries operate in countries other than the United States. We are in the process of reviewing all intellectual property ownership and protection among all of our recently-acquired operating subsidiaries.

Employees

     As of September 30, 2004, we had 40 full time employees located in California, Australia and Norway. In addition, our equity method investees have 275 employees in South Africa and Australia.

Corporate Background

     We were incorporated on April 14, 1975 in Oklahoma under the name U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, we changed our name to Habersham Energy Company. Historically, the company was engaged in the business of acquiring and producing oil and gas properties, but did not have any business activity from 1995 to 2002. Subsequent to our reorganization in 2002, we changed our corporate domicile to Utah, amended our capital structure and changed our name to Trinity Companies Inc. In March 2003, our name was changed to Trinity Learning Corporation.

     On June 16, 2003, we completed a recapitalization of our common stock by
(i) effecting a reverse split of our outstanding common stock on the basis of one share for each 250 shares owned, with each resulting fractional share being rounded up to the nearest whole share, and (ii) subsequently effecting a forward split by dividend to all stockholders of record, pro rata, on the basis of 250 shares for each one share owned. The record date for the reverse and forward splits was June 4, 2003. As a result of the recapitalization, the number of shares outstanding 13,419,774 remained unchanged. Between July and October 2003, an additional 19,090 shares of common stock were issued to shareholders, and shares owned by members of management were cancelled pursuant to this recapitalization.

     On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align it with those of the companies we had already acquired or were at that time in the process of acquiring.

     We completed our first acquisition in October 2002 when we acquired Competency Based Learning, Inc., a California corporation ("CBL-California"), and two related Australian companies, Competency Based Learning, Pty. Ltd. and ACN 082 126 501 Pty. Ltd., (collectively referred to as "CBL Australia"), in consideration for the issuance of a total of 3,000,000 restricted shares of common stock and $1,000,000 in convertible promissory notes and the assumption of $222,151 in indebtedness. The transactions were effected through CBL Global Corp. ("CBL"), our wholly-owned subsidiary. Effective December 22, 2003, we conveyed our interests in CBL and its Australian and Californian subsidiaries (the "CBL Companies") to the former owners of the CBL Companies. In conjunction with the management buyout, we entered into a settlement agreement with respect to litigation with CBL and the CBL Companies. Pursuant to this agreement, we conveyed all of our interest in the CBL Companies back to the former owners in exchange for (i) surrender and cancellation of all shares of our stock issued to the former owners in connection with the acquisition of the CBL Companies, (ii) the cancellation of our guaranty of approximately $1,000,000 in convertible notes payable and other obligations under the original transaction agreements, (iii) the waiver of certain other closing conditions in the original transaction agreement, and (iv) the assumption of certain financial obligations and accounts payable of CBL. The parties also exchanged mutual releases of claims in connection with the original transactions, and we dismissed litigation against the CBL Companies and their former owners.

Risk Factors

     You should carefully consider the following risks before making an investment in our company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-KSB, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," as well as our financial statements and the related notes.

     Additional capital is necessary to sustain and grow our business.

     For the foreseeable future, unless and until we attain profitable operations, we will likely experience a net operating loss or minimal net income. Thus, we will likely be dependent for the foreseeable future on capital raised in equity and/or debt financing, and there can be no assurance that we will be able to obtain such financing on favorable terms, if at all.

     Our business strategy is based on acquiring and consolidating additional suitable operating companies at attractive valuations.

     Our growth strategy includes integrating our recent acquisitions and building a world-wide learning technology company. Acquisitions involve various inherent risks, such as:

     o The ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

     o    The potential loss of key personnel of an acquired business;

     o The ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition; and

     o Unanticipated changes in business and economic conditions affecting an acquired business.

     We need to successfully integrate recently acquired and potential additional operating companies.

     As a result of recent acquisitions and, as part of our general business strategy, we expect to experience significant growth and expect such growth to continue into the future. This growth is expected to place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on the company's financial condition or results of operations.

     There can be no assurance that we will be able to effectively integrate the acquired companies with our own operations. Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

     We are effectively controlled by our officers and directors.

     Our directors and executive officers beneficially own a significant percentage of the company's outstanding shares of common stock. As a result, these people exert substantial influence over our affairs and may have the ability to substantially influence all matters requiring approval by the stockholders, including the election of directors.

     We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

     We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

     If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

     Our growth strategy is dependent on a variety of requirements, any one of which may not be met.

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

     Our business will suffer if technology-enabled learning products and services are not widely adopted.

     Our technology-enabled solutions represent a new and emerging approach for the workplace learning and education, and training market. Our success will depend substantially upon the widespread adoption of e-learning products for education and training. The early stage of development of this market makes it difficult to predict customer demand accurately. A delay in, or failure of, this market to develop, whether due to technological, competitive or other reasons, would severely limit the growth of our business and adversely affect our financial performance.

     We face significant competition from other companies.

     The education marketplace is fragmented yet highly competitive and rapidly evolving, and is expected to continue to undergo significant and rapid technological change. Other companies may develop products and services and technologies superior to our services, which may result in our services becoming less competitive. Many of these companies have substantially greater financial, manufacturing, marketing and technical resources than we do and represent significant long-term competition. To the extent that these companies offer comparable products and services at lower prices or at higher quality and more cost effectively, our business could be adversely affected.

     Our future growth depends on successful hiring and retention, particularly with respect to sales, marketing and development personnel, and we may be unable to hire and retain the experienced professionals we need to succeed.

     Failure on our part to attract and retain sufficient skilled personnel, particularly sales and marketing personnel and product development personnel, may limit the rate at which we can grow, may adversely affect our quality or availability of our products and may result in less effective management of our business, any of which may harm our business and financial performance. Qualified personnel are in great demand throughout the learning and software development industry. Moreover, newly hired employees generally take several months to attain full productivity, and not all new hires satisfy performance expectations.

     The length of the sales cycle for services may make our operating results unpredictable and volatile.

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

     Our business may suffer if we are not successful in developing, maintaining and defending proprietary aspects of technology used in our products and services.

     Our success and ability to compete are dependent, to a significant degree, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, even if we prevailed, could be costly and divert resources and could have a material adverse effect on our business, operating results and financial condition. We can give no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. Any failure by us to protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

     There can be no assurance that other parties will not claim that our current or future products infringe their rights in the intellectual property. We expect that developers of enterprise applications will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into marginally acceptable terms. A successful infringement claim against us and our failure or inability to license the infringed rights or develop license technology with comparable functionality, could have a material adverse effect on our business, financial condition and operating results.

     We integrate third-party software into some of our products. This third-party software may not continue to be available on commercially reasonable terms. We believe, however, there are alternative sources for such technology. If we are unable to maintain licenses to the third-party software included in our products, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. This delay could materially adversely affect our business, operating results and financial condition.

     Laws and regulations can affect our operations and may limit our ability to operate in certain jurisdictions.

     Providers of educational programs to the public must comply with many laws and regulations of federal, state and international governments. We believe that we and our operating subsidiaries are in substantial compliance with all laws and regulations applicable to our learning business in the various jurisdictions in which we and our subsidiaries operate. However, laws and regulations in the various jurisdictions in which our subsidiaries operate that target educational providers could affect our operations in the future and could limit the ability of our subsidiaries to obtain authorization to operate in certain jurisdictions. If we or various of our subsidiaries had to comply with, or was found in violation of, a jurisdiction's current or future licensing or regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties; we could also be barred from providing educational services in that jurisdiction. In addition, laws and regulatory decisions in many areas other than education could also adversely affect our operations. Complying with current or future legal requirements could have a material adverse effect on our operating results and stock price.

     Changes in exchange rates can unpredictably and adversely affect our consolidated operating results.

     Our consolidated financial statements are prepared in U.S. dollars, while the operations of our foreign subsidiaries are conducted in their respective local currencies. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. We do not hedge against the risks associated with fluctuations in exchange rates. Although we may use hedging techniques in the future, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

     Our business is also subject to other risks associated with international operations.

     Our financial results may be adversely affected by other international risks, such as:

     o    Difficulties in translating our courses into foreign languages;

     o    International political and economic conditions;

     o    Changes in government regulation in various countries;

     o    Trade barriers;

     o Difficulty in staffing foreign offices, and in training and retaining foreign instructors;

     o    Adverse tax consequences; and

     o    Costs associated with expansion into new territories.

     We expect that international revenues will continue to be a significant portion of our total revenues. If we fail to adequately anticipate and respond to the risks associated with our international operations, this failure could have a material adverse effect on our operating results and stock price.

ITEM 2.     DESCRIPTION OF PROPERTY

     Our corporate office in Berkeley, California is sub-leased from an unaffiliated third party. The term of the lease commenced September 1, 2003 and expired August 31, 2004, and is renewable on a month to month basis. Our various operating subsidiaries also lease facilities in Australia, South Africa, England, Norway and California, in each case from unaffiliated third parties. These facilities are adequate for our needs at the present time and foreseeable future

ITEM 3.     LEGAL PROCEEDINGS

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At November 1, 2004, we had approximately 630 shareholders of record. Our common stock has been quoted on the National Association of Securities Dealers OTC Electronic Bulletin Board since December 23, 2003 under the symbol "TTYL." Prior to this date, Trinity Learning's common stock was traded on the Pink Sheets, a privately owned company headquartered in New York. Neither we nor any of our affiliated purchasers, as that term is defined in Rule 10b-18 under the Securities Exchange Act of 1934, repurchased any of our common stock during the period April 1 through November 1, 2004.

     The following table sets forth the high and low bid quotations, as provided by the OTC Bulletin Board, for our common stock as reported by NASDAQ. These prices are based on inter-dealer bid prices, without markup, markdown, commissions or adjustments and may not represent actual transactions.

     Market Price:

                    Fiscal Period:                     High           Low
                                                       -----         -----
                    December 23 to 31, 2003            $1.59         $1.59
                    January 1 to March 31, 2004        $2.50         $1.50
                    April 1 to June 30, 2004           $1.50         $0.80


     We have never declared or paid dividends on our common stock in the past, and we do not intend to pay such dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

     Neither we nor any of our affiliated purchasers, as that term is defined in Rule 10b-18 under the Securities Exchange Act of 1934, repurchased any of our common stock during the period April 1 through October 1, 2004.

The 2002 Stock Plan

     An aggregate of 7,454,590 shares of our common stock are currently authorized for issuance pursuant to our 2002 Stock Plan. This plan was approved on December 2, 2002, at a special meeting of our shareholders. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months.

     The following table sets forth certain information regarding securities authorized for issuance under the 2002 Stock Plan at September 30, 2004:

                            Equity Compensation Plan Information
                            ------------------------------------

                               Number of Securities to      Weighted Average        Number of Securities
                               be Issued upon Exercise      Exercise Price of     Remaining Available for
       Plan Name               of Outstanding Options      Outstanding Options        Future Issuance
       ---------               ----------------------      -------------------        ---------------
Equity compensation plan               5,570,000                  $0.43                  1,884,590
approved by security holders

Recent Sales of Unregistered Securities

     During the period February 2004 to November 2004, certain warrant holders from the 2002 Bridge Financing exercised warrants at $0.05 per share for 1,238,542 shares of our common stock. Included in this amount are 126,042 shares issued to Granite Creek Partners ("GCP"), formerly known as Kings Peak Advisory, LLC. See "Item 12-Certain Relationships and Related Transactions." The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer of the securities in accordance with the requirements of the Securities Act.

     On May 28, 2004, we closed the offering of senior convertible bridge notes that we commenced in January 2004. A total of $2,695,000 was raised in the offering, to be used for (i) corporate administration, (ii) the expansion of subsidiary operations, and (iii) expenses and commitments made for acquisitions in 2003. As of May 28, 2004, the entire aggregate principal amount of the notes, plus accrued interest thereon, had been converted into a total of 4,520,069 shares of our common stock. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer of the securities in accordance with the requirements of the Securities Act.

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

Overview

     On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 in order to align us with those of the companies we had already acquired or were at that time in the process of acquiring. Accordingly, we filed a transition report on Form 10-KSB for the period from October 1, 2002 to June 30, 2003 (the "transition period") and the audited financial statements contained herein cover this period and the fiscal year ended June 30, 2004.

     We substantially reorganized our business and changed our strategic business plan during the fiscal year ended September 30, 2002. This reorganization continued into the subsequent transition period. As part of this reorganization, we incurred significant costs associated with hiring new management, acquiring new office facilities and engaging professional advisors to assist us in the process of developing and executing new business opportunities. We also sought and obtained debt and equity financing which permitted us to complete our various corporate acquisitions in the transition period and in fiscal 2004.

     Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.

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

Accounting for Riverbend and IRCA

     In September and December 2003, we completed the acquisition, respectively, of our interest in Riverbend and IRCA. Our interim financial statements as originally filed for the periods ending September 30 and December 31, 2003 and March 31, 2004 reflected the consolidation of those entities with our company. Our investments in Riverbend and IRCA have been re-classified in our year-end audited financial statements as equity investments and, accordingly, the financial results of these companies have not been consolidated with our financial statements. We have file amended quarterly reports for the periods ended September 30 and December 31, 2003 and March 31, 2004 that reflect this change in accounting treatment.

Results of Operations

Fiscal Year Ended June 30, 2004 as Compared to the Nine Month Transition Period Ended June 30, 2003

     Our sales revenues for fiscal year 2004 were $2,590,091 as compared to $167,790 for the nine month transition period ended June 30, 2003. This significant increase in revenues is due to the acquisitions, in September 2003 of TouchVision and RMT, and in March 2004, of VILPAS. The period in 2003 comprises nine months revenue of CBL which was our sole operating subsidiary in that period. The fiscal year 2004 includes ten months of revenue from TouchVision ($1,113,463) and RMT ($639,678), and four months of revenue from VILPAS ($669,160). Revenues of CBL ($167,790), which was sold by us effective December 22, 2003, were included through such date.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, were $475,076 for the fiscal year 2004 as compared to $0 for the nine month transition period ended June 30, 2003, resulting in gross profit of $2,115,015 for the fiscal year 2004, as compared to $167,790 for the nine month transition period ended June 30, 2003. There was no cost of sales in the prior period because our sole subsidiary at that time, CBL, licensed pre-existing content. These increases in both costs and gross profit were due to and associated with increased revenues resulting from the acquisitions completed by us in September 2003 and in March 2004.

     Operating expenses for fiscal year 2004 were $7,190,975 as compared to $2,157,840 for the nine month transition period ended June 30, 2003. This increase was due primarily to a significant increase in salaries and benefits, which increased $2,593,375 from $1,043,123 for the nine month transition period ended June 30, 2003 to $3,636,498 for the fiscal year 2004. The increase is largely due to the acquisition of the new subsidiaries ($1,246,233), development of an international sales force ($311,729) and the addition of finance, administrative and executive staff ($661,308) in support of the new operating strategy as well as an additional three months of activity in fiscal 2004. Additionally, employee stock based compensation of $526,491 was $449,717 greater than the expense for the nine month transition period ended June 30, 2003. The increase is due to new stock option issuances, primarily to employees of our new subsidiaries, as well as to new employees in our corporate administration group, and also because we used a volatility factor of 70% in 2004 as compared to 0% in 2003 in using the Black Scholes option valuation model to evaluate the costs associated with our stock option plan.

     Other significant increases in operating expense resulted from increases in selling, general and administrative expense, professional fees, and depreciation and amortization expense. Selling, general and administrative expense of $1,886,514 for fiscal year 2004 increased $1,385,130 from $501,384 for the nine month transition period ended June 30, 2003. Selling, general and administrative costs attributable to the new subsidiaries and the development of an international sales force totaled $1,288,338. Professional fees increased $950,786, of which $126,634 is attributable to the acquisitions, $142,888 is attributable to increased legal fees, $328,050 is attributable to increased financial advisory fees and $297,349 is attributable to increased accounting and audit fees. Depreciation and amortization expense increased from $175,497 for the nine month transition period June 30, 2003 to $279,360 for fiscal year 2004. The increase of $103,863 comprises $87,584 attributable to amortization of intangible assets and $16,279 attributable to depreciation expense, both resulting from the acquisitions of TouchVision, RMT and VILPAS.

     Other Expense of $6,378,643 for the year ended June 30, 2004 was $6,296,709 greater than that for the nine month transition period ended June 30, 2003. This increase is primarily due to losses in associated companies accounted for on an equity basis of $2,714,985, and debt conversion expense of $3,449,332. Losses in associated companies arise from Riverbend, ($536,936) and IRCA ($2,178,049). The loss in IRCA includes a $884,963 charge for impairment. Debt conversion expense comprises non-cash expense associated with the conversion of the 2004 Bridge Loan at $0.60 per share when the fair market value of shares trading publicly was $1.05 to $1.25 per share. The IRCA impairment expense of $884,963 is equal to the write down to $0 of our initial investment in IRCA, net of current year operating losses and amortization of identifiable intangible assets. We wrote down our investment in IRCA to $0 as a result of current year operating performance and anticipated operating losses in IRCA for the foreseeable future. These losses are, in part, a result of the weakening of the US dollar in relation to the South African Rand and the resulting down turn in mining operations in South Africa, IRCA's primary customer base. In future periods, we will continue to absorb losses up to the amount of the $500,000 we have deposited as collateral in support of IRCA's operating line of credit. The weakening U.S dollar also negatively impacted the translated results for each of the foreign subsidiaries.

     We reported net loss available for common stockholders of $11,462,063, or $0.50 per share for the fiscal year 2004, compared with a net loss of $2,071,984 or $0.26 per share for the nine month transition period last year.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and TouchVision, RMT, and VILPAS assuming the acquisitions occurred October 1, 2002. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the twelve and nine month periods ended June 30, 2004, and 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                                         (Unaudited)
                                                         -----------
                                                Fiscal Year        Transition
                                               Ended June 30,     Period Ended
                                                    2004         June 30, 2003
                                               --------------    --------------
Revenue                                       $     3,115,500   $     2,550,448
                                               ==============    ==============
Gross Profit                                  $     2,363,177   $     2,010,843
                                               ==============    ==============
Operating Loss                                $   (5,203,706)   $   (1,266,640)
                                               ==============    ==============
Net Loss                                      $  (12,924,746)   $   (1,239,493)
                                               ==============    ==============
Net Loss per Common Share - Basic / Diluted   $        (0.57)   $        (0.54)
                                               ==============    ==============

     On a pro forma basis, sales revenue of $3,115,500 for the year ended June 30, 2004 was $565,052 greater than that for the nine month transition period ended June 30, 2003. Sales revenue in VILPAS and in TouchVision increased $210,816 and $512,217, respectively, primarily as a result of the additional three months in the year ended June 30, 2004. On a pro forma basis, revenue in RMT declined $157,982 because over the past year there has been a general reduction in Australian government subsidies for corporate training. On a pro forma basis, gross profit showed similar trends.

     On a pro forma basis, operating expense of $7,566,883 for the year ended June 30, 2004 was $4,289,400 greater than that for the nine month transition period ended June 30, 2003. In VILPAS and in TouchVision, increases are primarily a result of the additional three months in the year ended June 30, 2004. In RMT, operating expense declined by $138,723 as a result of reduced use of temporary training staff and other training costs consistent with the decrease in sales revenue. The most significant increases resulted from increases in corporate headquarters expense, largely due to the addition of finance, administrative and executive staff ($661,308) in support of the new operating strategy, employee stock compensation expense of $526,491, which was $449,717 greater than the nine month transition period ended June 30, 2003, as well as the additional three months of expense in the current period. Other significant increases in operating expense resulted from increases in selling, general and administrative expense and professional fees. Selling, general and administrative costs include $953,141 for the development of an international sales force in 2004. In 2004, professional fees include an increase of $886,469 incurred by the Company's corporate operations, $142,888 of which is attributable to increased legal fees, $328,050 is attributable to increased financial advisory fees and $297,349 is attributable to increased accounting and audit fees.

     We operate as a single business segment; however, our consolidated subsidiaries are organized geographically into reporting segments consisting of the United States Division, the European Division, the Australia Division and the South Africa Division. Our United States division comprises our corporate operations and subsidiaries domiciled in the United States of America. The European division comprises subsidiaries domiciled in Europe; the Australia Division comprises subsidiaries domiciled in Australia. The South Africa division comprises non-consolidated subsidiaries domiciled in South Africa accounted for using the equity method of accounting and includes a two person office owned by them in Australia.

As of and for the fiscal year ended June 30, 2004:

                                                     Investment
                                       Depreciation  Losses in                                 Property
                          Operating          &       Associated     Accounts                       &         Total          Net
              Revenue       Loss       Amortization   Companies    Receivable      Goodwill    Equipment     Assets        Assets
            -----------  -----------   -----------   -----------   -----------   -----------  -----------  -----------  -----------
United
States      $ 1,113,463  $(4,680,565)  $   221,883   $         -   $   140,560   $   910,000  $     3,517  $ 3,997,388  $   320,538
Europe          669,160      (19,866)       19,616             -        45,116       563,009            -    1,701,409      117,253
Australia       807,468     (375,529)       37,861             -        57,488       376,517       33,643      554,343        6,729
South
Africa                -            -             -    (2,714,985)            -             -            -            -            -
            -----------  -----------   -----------   -----------   -----------   -----------  -----------  -----------  -----------
Total       $ 2,590,091  $(5,075,960)  $   279,360   $(2,714,985)  $   243,164   $ 1,849,526  $    37,160  $ 6,253,140  $   444,520
            ===========  ===========   ===========   ===========   ===========   ===========  ===========  ===========  ===========

As of and for the nine month transition period ended June 30, 2003:

                                                     Investment
                                       Depreciation  Losses in                                 Property
                          Operating          &       Associated     Accounts                       &         Total          Net
              Revenue       Loss       Amortization   Companies    Receivable      Goodwill    Equipment     Assets        Assets
            -----------  -----------   -----------   -----------   -----------   -----------  -----------  -----------  -----------
United
States      $         -  $(1,114,213)  $         -   $         -   $         -   $         -  $         -  $   232,177  $  (584,224)
Europe                -            -             -             -             -             -            -            -            -
Australia       167,790     (875,836)      175,497             -        42,719             -       45,561    1,110,168     (946,712)
South
Africa                -            -             -             -             -             -            -            -            -
            -----------  -----------   -----------   -----------   -----------   -----------  -----------  -----------  -----------
Total       $   167,790  $(1,990,050)  $   175,497   $         -   $    42,719   $         -  $    45,561  $ 1,342,344  $(1,530,936)
            ===========  ===========   ===========   ===========   ===========   ===========  ===========  ===========  ===========

The following describes underlying trends in the businesses of each of our three operating subsidiaries.

     VILPAS. The Norwegian government is currently refining its mandates with regard to functionally disabled workers, with funding now targeted at not only training of the handicapped but also at subsidizing direct employment of handicapped and challenged individuals. FunkWeb, a majority owned subsidiary of VILPAS, is in the process of revising some of its programs and market strategies to be able to participate in government programs aimed directly at increasing employment among functionally disabled workers. There is little or no seasonality to the business of VILPAS. The majority of operating costs are fixed costs, with some variable costs incurred related to cost of instructors, which costs may vary depending upon enrollment.

     RMT. Over the past year there has been a general reduction in Australian government subsidies for corporate training. As a result, RMT and other Registered Training Organizations must rely on competitive advantages to retain clients and to attract new customers. Accordingly, RMT is in the process of developing new products and services to expand its reach beyond the Australian viticulture industry. There is little or no seasonality to RMT's business. New investment for courseware may increase in the coming fiscal year as RMT develops new courses to market in Australia and in markets outside Australia. Variable costs for RMT primarily include one-time and ongoing expenses for outsourced course development and, at times, instructors. Presently, RMT sells its products and services in Australia in local currency (Australian Dollars) and there is little or no effect from currency exchange. In the future, if RMT is successful in selling in markets outside of Australia, foreign exchange factors may impact the ability of RMT to market and compete in a profitable manner.

     TouchVision. TouchVision has begun to expand its business into developing new software and consulting services for the hospital and healthcare market, while continuing to supply industry sectors it has focused on in the past. We believe investments in technology infrastructure by hospitals and healthcare providers will be stable in the coming fiscal years. There is little or no seasonality to the business of TouchVision. In addition to sales through its existing sales force, TouchVision is in the process of establishing distribution arrangements with outside companies selling to the healthcare industry. Depending on sales channel mix, some sales through outside agents may result in lower retained revenues but, due to corresponding lower fixed costs, these sales may nonetheless have a positive impact on the bottom line.

Transition Period Ended June 30, 2003 Compared to the Fiscal Year Ended September 30, 2002

     Our revenues for the nine-month transitional period ended June 30, 2003 were $167,790, as compared to $0 for the fiscal year ended September 30, 2002. These revenues were generated by our sole operating subsidiary, CBL. Net loss for the nine-month transitional period ended June 30, 2003 was $(2,071,984) as compared to $(565,931) for the fiscal year ended September 30, 2002.

     Our operating expense increased from $552,774 for the year ended September 30, 2002 to $2,157,840 for the nine-month transitional period ended June 30, 2003. This increase was due primarily to a significant increase in salaries and benefits, which increased $960,123 from $83,000 for the year ended September 30, 2002 to $1,043,123 for the period ended June 30, 2003. Of this amount, $603,551 was paid for salaries and related tax, medical and other benefits for the thirteen employees of CBL. During the period, we also hired our president, our chief financial officer and our chief learning officer and incurred the salary expense associated with these positions. Other significant increases in our operating expenses were related to travel and entertainment expenses, which increased $121,725, from $60,868 for the year ended September 30, 2002 to $182,593 for the transition period ended June 30, 2003. Professional fees increased from $363,770 to $437,836 and include financial advisory and legal expenses associated with our recent financing and acquisition activities. Also included in operating expense is $167,747 amortization expense resulting from the $1,118,312 capitalization of intellectual property acquired with CBL and related amortization of this asset. Net interest expense of $77,352 increased substantially from $13,957 for the year ended September 30, 2002. This increase is primarily attributable to interest paid on various loans incurred immediately prior to and during the period.

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of June 30, 2004 was $22,650,976, as compared to $11,188,913 as of June 30, 2003.

     At June 30, 2004, we had a cash balance of $892,739 compared to $86,511 at June 30, 2003. Net cash used by operating activities during the fiscal year 2004 was $3,672,724, attributable primarily to our loss from operations of $5,075,960. Net cash generated by financing activities was $6,498,391 for the fiscal year 2004 representing the net of borrowings and repayments under short-term notes of $2,495,000, $4,973,300 in proceeds from issuance of common stock, $36,646 from the proceeds of exercising warrants and options, less financing fees of $1,006,555. Of funds received, $1,000,000 was advanced to Riverbend, $500,000 was deposited in a bank in support of an operating letter of credit for IRCA, $1,520,591 was paid for acquisition related legal and financial advisor fees and $1,000,329 was paid for other financial advisory fees.

     Accounts receivable increased from $42,719 at June 30, 2003 to $243,164 at June 30, 2004. This increase is due to the addition of the receivables owed to the three subsidiaries we acquired during fiscal year 2004.

     Accounts payable increased from $324,004 at June 30, 2003 to $814,651 at June 30, 2004. Accrued expenses increased from $270,270 at June 30, 2003 to $721,192 at June 30, 2004. These increases are attributable to expenses incurred by the three subsidiaries we acquired during fiscal year 2004 and our continuing corporate expansion during the year.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth. Capital expenditures during the fiscal year 2004 and the nine month transition period ended June 30, 2003, were $21,220 and $34,274, respectively.

     We continue to seek equity and debt financing in fiscal 2004 to support our growth and to finance recent and proposed acquisitions:

     In February 2004, we entered into term credit agreements with Hong Kong League Central Credit Union and with HIT Credit Union for a total of $250,000. The obligation matures February 2005. Interest on these notes is payable monthly at 12% per annum. Interest on these notes was prepaid on September 1, 2004.

     On May 28, 2004, we closed the offering of senior convertible bridge notes that we commenced in January 2004. A total of $2,695,000 was raised in the offering, to be used for (i) corporate administration, (ii) the expansion of subsidiary operations, and (iii) expenses and commitments made for acquisitions in 2003. As of May 28, 2004, the entire aggregate principal amount of the notes, plus accrued interest thereon, was converted into a total of 4,520,069 shares of our common stock.

     On July 29, 2004, we issued a secured convertible promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus"). On September 1, 2004, we repaid the principal owing on the promissory note plus accrued proceeds from the Laurus transaction described below.

     On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $5.5 million and (ii) a five-year warrant ("Warrant") to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the Note proceeds, the outstanding principal balance of $500,000 was repaid to Oceanus, $233,000 was used for operations, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus. Restricted funds may also be released for operations at a rate of 25% of the dollar volume of our stock for a twenty day period. The principal amount of the Note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly payments of at least $22,000, commencing November 1, 2004, toward the outstanding non-restricted principal amount. The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. We have granted Laurus a right of first refusal with respect to any debt or equity financings and Laurus has the right to loan to us up to an additional $2.2 million, within 270 days of closing, on the same terms and conditions as contained in the Laurus agreements pertaining to the Note and Warrant.

     To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the businesses of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

     Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at June 30, 2004, we will not be able to sustain operations for more than one month without additional sources of financing.

Related Party Transactions

     Our corporate reorganization during the fiscal year ended September 30, 2002 was effected primarily by two of our officers and directors, Messrs. Douglas Cole and Edward Mooney. During that fiscal year and the transition period subsequent thereto, we entered into several transactions with these individuals and with entities controlled by them, as well as entities controlled by Theodore Swindells, a significant stockholder of our company.

     As of August 8, 2002, we formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of our common stock. The GMA Note was originally issued in November 2000 to the attorneys of our predecessor company and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock to several persons, including Messrs. Cole, Mooney, and Swindells and European American Securities, Inc. ("EAS"), a private entity of which Mr. Swindells is a principal. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock, EAS acquired the right to acquire 400,000 shares, and Mr. Swindells acquired the right to acquire 1,000,000 shares. As of January 2003, all 3,200,000 shares of our common stock had been issued pursuant to the terms of the GMA Note. Fifty percent of such shares are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors.

     As of July 15, 2002, we entered into a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly King's Peak Advisors, LLC. The agreement is automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Messrs. Cole, Mooney and Swindells. At our August 19, 2003 board of directors' meeting, our board of directors voted to suspend the Advisory Agreement from August 15, 2003 until January 2004, and this agreement remains suspended. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of our common stock in March 2003. The remaining balance of $205,000 was paid in full to GCP as of June 30, 2004.

     As of July 31, 2002, we entered into an Advisory Agreement with EAS, a private entity of which Mr. Swindells is a principal, pursuant to which EAS agreed to provide financial advisory and investment banking services to us in connection with various equity and/or debt transactions. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable, at EAS' option, in cash or our common stock. On October 2, 2003, we renewed the agreement with EAS on terms similar to those contained in the first agreement. On January 1, 2004, we amended the October 2003 agreement in connection with our January 2004 senior convertible bridge note offering, which closed on May 28, 2004, for which we paid EAS a fee of 10%. Through June 30, 2004, EAS had earned a total of $1,065,104 pursuant to our arrangement with them, of which $345,450 was earned in connection with private equity and/or debt transactions and $719,654 was earned for advisory services in connection with certain acquisitions. As of June 30, 2004, the balance owed to EAS was $66,653. On May 27, 2004, European American Perinvest Group, a subsidiary of EAS, invested $100,000 in our 2004 senior convertible bridge note offering. On May 28, 2004, this investment was converted to 166,699 restricted shares of our common stock as part of the total conversion of this financing to 4,520,069 shares of our common stock.

     During the period August 2001 to June 30, 2002, Mr. Swindells advanced a total of $925,000 to us by way of short-term non-interest bearing working capital loans. We repaid $500,000 of the total amount owing in September 2003 and issued an aggregate of 850,000 shares of our common stock to Mr. Swindells in November 2003 in payment of the remaining balance of $425,000. During the period June 2004 to October 2004, Mr. Swindells advanced us $155,000. On August 10, 2004 we repaid $50,000 of this amount. On October 14, 2004, Mr. Swindells exercised warrants to purchase 300,000 shares of our common stock at $0.05 per share.

     In October 2002, we issued convertible promissory notes in the aggregate principal amount of $500,000 (the "Bridge Financing Notes") to certain individuals and entities, and in connection with the issuance of the Bridge Financing Notes, issued warrants to the holders of the notes to purchase additional shares of common stock. Of the total principal amount of the Bridge Financing Notes, $55,000 was advanced by GCP and $120,000 by Mr. Swindells. On May 19, 2003, the aggregate principal amount of the Bridge Financing Notes and accrued interest thereon of $34,745 was converted into 1,336,867 shares of common stock at a price of $0.40 per share. The warrants issued in connection with the Bridge Financing Notes are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion. On March 26, 2004, GSP exercised its warrants in a cashless exercise for which it received a total of 126,042 shares of common stock.

     Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock at a price of $0.025 per share to our three directors, Messrs. Cole, Mooney and Jobe, in consideration for past services valued at $30,000.

     In connection with our acquisition of our interest in IRCA, we entered into an agreement with Titan Aviation Ltd. ("Titan"), a private company held in a trust of which Mr. Martin Steynberg and other business partners are the beneficiaries. Pursuant to this agreement, we paid Titan on May 14, 2004 the sterling equivalent of the sum of 4,000,000 South African Rand ($607,165) in consideration for various services rendered to IRCA. Mr. Steynberg, who is a stockholder in IRCA Investments (Proprietary) Limited, which owns 25.1% of IRCA, became a director of our company on January 1, 2004 pursuant to the terms of the IRCA acquisition.

     William Jobe, one of our directors, was paid a total of $59,500 during the period December 2003 to May 2004 as compensation for merger and acquisition services associated with our acquisition of TouchVision. In August we paid Mr. Jobe an additional $4,815 in connection with the TouchVision transaction.

Critical Accounting Policies and Estimates

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions are evaluated on a regular basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is set out in Note 1 to our audited consolidated financial statements. Significant estimates include revenue recognition policy, valuation and allocation of the purchase consideration of the assets and liabilities and assets acquired in business combinations and equity investments in associated companies, our determination of fair value of common stock issued in business combinations and equity investments in associated companies, and the annual valuation and review for impairment of assets acquired and of long-lived assets. Material accounting policies that we believe are the most critical to investors' understanding of our financial results and condition, and require complex management judgment, are discussed below.

     1. Consolidation Policy. Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Our 51% ownership in Ayrshire and in IRCA have been accounted for in the financial statements included with this report using the equity method of accounting. The equity method of accounting requires an investor to incorporate its pro rata share of the investee's earnings into its earnings. However, rather than include each component, e.g. sales, cost of sales, operating expenses, the investor only includes its share of the investee's net income or loss as a separate line item in its statement of operations. The net income impact is identical whether the equity method of accounting is used or full consolidation is employed. Under the equity method of accounting, the balance sheet of the investee is not consolidated with the balance sheet of the investor. Rather, the fair value of the consideration paid is recorded as an asset, "Equity Investment in Associated

          Company." The equity method of accounting is used for investments in which the investor has significant influence over the operations of the investee but lacks operating control.

     2. Valuation of Common Stock Issued in Business Combinations. The acquisition value assigned to the RMT transaction and to the TouchVision transaction was determined using $0.50 per common share for the shares issued in each of those transactions. The acquisition value assigned to the VILPAS transaction was determined using $0.80 per common share for the shares to be issued on the conversion of the underlying convertible promissory note. At the time of the RMT and TouchVision transactions, a trading market for the Company's common stock had not been established and the Company was in the process of raising capital at $0.50 per share. The Company's stock began trading on the OTC Bulleting Board in late December 2003; however, total monthly volume for shares traded averaged less than 10,000 shares per month from January 2004 to June 2004 at prices ranging from $0.80 per share to $2.10 per share. The number of shares to be issued, 1,000,000 shares of restricted stock, is relatively large compared to actual trading volume and the shares to be issued are not registered. A price of $0.80 per share was considered the best estimate of the fair value of the shares to be issued.

     3. Valuation of Common Stock to be Issued in Acquisition of Interest in Associated Companies. The acquisition values assigned to the Riverbend transaction and to the IRCA transaction was determined using $0.50 per common share for the shares to be issued on conversion of the underlying convertible promissory notes for each of those transactions. At the time of the Riverbend transaction, a trading market for the Company's common stock had not been established and the Company was in the process of raising capital at $0.50 per share. Similarly, the Company had just completed its financing efforts when the IRCA transaction was consummated and the Company's shares had not yet been listed for quotation on the OTC Bulletin Board. As such, a value of $0.50 per share was considered the best estimate of the fair value of the shares to be issued at that time.

     4. Revenue Recognition. We earn our revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services. Revenue is generally recognized on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern over the contractual term of the arrangement, or the expected period, during which those specified services will be performed, whichever is longer. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for services rendered and products delivered, and the collectibility of those fees.

     5. Allocation of Purchase Consideration in Business Acquisitions. The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. Goodwill is not amortized and is tested for impairment on an annual basis. The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

     6. Allocation of Purchase Consideration for Equity Investments in Associated Companies. The excess of the consideration paid for equity investments in associated companies over our pro rata share of the investee's net assets is allocated to intangibles and goodwill similar to a purchase business combination. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. In each of the Riverbend and the IRCA transactions, the Company received an option, exercisable under certain conditions, to acquire the additional 49% of each of those companies. Using the Black Scholes option valuation model, a value was assigned to each of the intangible assets associated with those options. The remaining useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. The value of the Equity Investments in Associated Companies is tested for impairment on an annual basis. At June 30, 2004, based on actual performance and forecasts for future performance, the value of the IRCA investment after application of current year losses and amortization of intangible assets was written down to $0 and impairment expense of $884,963 was recorded in the statement of operations.

     7. Fair Value of Common Stock. Contingently redeemable equity represents the value of shares of our common stock issuable upon the conversion of notes payable in excess of the face value of these notes issued in the acquisition of VILPAS, and the acquisition of equity interest in each of the Riverbend and IRCA transactions. The stock arrangements are dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock on a major stock exchange in the United States of America, for which there are financial requirements for listing. The valuation and allocation process relies on significant assumptions made by management, in particular, the value of the shares issued to effect the purchase prior to the Company having established an active trading market for its stock.


ITEM 7.     FINANCIAL STATEMENTS

     See Item 13(a) for an index to the financial statements attached hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 8, 2004, we notified Chisholm, Bierwolf & Nilson, LLC, ("CBN") of our decision to dismiss CBN as our independent auditors and engaged BDO Spencer Steward to serve as our independent auditor for the fiscal year ended June 30, 2004. The decision to change auditors was approved by our board of directors.

     CBN's predecessor firm, Bierwolf, Nilson & Associates ("BNA"), audited our financial statements for the fiscal year ended September 30, 2002 and the transition period ended June 30, 2003. BNA's auditor's report for the transition period ended June 30, 2003 contained a separate paragraph stating, "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty." BNA's auditor's report for the fiscal year ended September 30, 2002 contained a separate paragraph stating, "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty." Except as so noted, BNA's reports for each of these two periods did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with audits of the transition period ended June 30, 2003 and the fiscal year ended September 30, 2002, and any subsequent interim period preceding the date hereof, there were no disagreements or reportable events between us and CBN or its predecessor entity BNA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CBN or BNA, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports.

     Effective July 8, 2004, we engaged BDO Spencer Steward as our principal independent auditors with respect to our fiscal year ending June 30, 2004. Prior to their appointment, BDO Spencer Steward had previously audited IRCA for the fiscal year ended June 30, 2003. During the fiscal year ended September 30, 2002, the transition period ended June 30, 2003 and through the date of their engagement, we did not consult BDO Spencer Steward with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor was oral advice provided that BDO Spencer Steward concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or reporting issue, or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

     On February 19, 2004, our independent auditors, BNA, informed us that on February 10, 2004, it had merged its operations into CBN and was therefore effectively resigning as our auditors. BNA had audited our financial statements for the fiscal year ended September 30, 2002 and the transition period ended June 30, 2003 and its reports for each of these two periods did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between us and BNA on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of the merger that resulted in the effective resignation of Bierwolf, Nilson & Associates as our auditors. Our board of directors confirmed that we would continue our engagement with CBN and approved the change in auditors resulting from the merger of BNA into CBN.


ITEM 8A.    CONTROLS AND PROCEDURES

     Trinity Learning maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the completion of its audit of, and the issuance of its report on, Trinity Learning's consolidated financial statements for the year ended June 30, 2004, BDO Spencer Steward ("BDO") identified deficiencies that existed in the design or operation of our internal controls over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as "a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." BDO advised the Audit Committee of Trinity Learning's Board of Directors of the following material weaknesses in our financial reporting: (i) inadequate control over activities and reporting relating to Trinity Learning's investments in its South African subsidiaries; and (ii) lack of sufficient resources to identify and properly address technical SEC and reporting issues.

     As such, Trinity Learning reviewed its earlier determination to consolidate the financial statements of its two partially-owned subsidiaries, IRCA (Proprietary) Limited ("IRCA") and Riverbend Group Holdings (Proprietary) Limited ("Riverbend"), both acquired during fiscal 2004. This consolidation had been reflected in Trinity Learning's interim financial statements included in its three previously-filed quarterly reports for fiscal 2004. After this review and following discussions with BDO, our board of directors concluded on October 12, 2004, with respect to Trinity Learning's interest in IRCA and Riverbend, that the equity method of accounting is the appropriate accounting treatment in accordance with accounting principles generally accepted in the United States of America. As such, Trinity Learning filed amended quarterly reports for the first three fiscal quarters of fiscal 2004 to reflect this change. Trinity Learning also corrected the manner in which it reported the results of its bridge loan financing in its March 31, 2004 quarterly report on Form 10-QSB and amended this report to reflect this change.

     In light of the material weaknesses identified by BDO, Trinity Learning is undertaking a review of its disclosure, financial information, internal controls and procedures and organization and staffing of its corporate accounting department. It is anticipated that this review will result in, among other things, the hiring of additional finance and accounting resources, including independent consultants who will document, test and develop current and expanded internal controls and procedures and provide support to our existing finance and accounting staff. Trinity Learning's management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

     Except as stated above, there have been no other changes in our internal controls over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


ITEM 8B.    OTHER INFORMATION

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and titles of our executive officers and directors:

Name                     Age        Position
----                     ---        --------
Douglas D. Cole          49         Chief Executive Officer and Director,
                                    indefinite term

Edward P. Mooney         44         President and Director, indefinite term

Richard J. Marino        55         Chief Operating Officer

Christine R. Larson      51         Chief Financial Officer

William D. Jobe          66         Director, indefinite term

Richard G. Thau          57         Director, indefinite term

Arthur R. Kidson         61         Director, indefinite term

Martin Steynberg         42         Director, indefinite term

     Certain biographical information pertaining to the above-named officers and directors is set forth below.

     Douglas D. Cole. Mr. Cole has been a director of Trinity Learning since January 2002 and has served as Trinity Learning's chief executive officer since August 2002. For the past 25 years, Mr. Cole has worked in the information technology industry, with a focus on sales and marketing. He has successfully completed numerous acquisitions and strategic partnerships for and among various companies. He served as a director of USA Broadband, Inc., a publicly-traded company specializing in delivery of digital video and television programming, from October 2001 to October 2003, and served as interim president of its operating subsidiary, Cable Concepts, Inc., from November 2001 to April 2002. From August 1998 to June 2000, Mr. Cole served as a director of RateXchange Corporation and as a director of two of its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. He served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from April 1999 to February 2000. He served as the Chief Executive Officer of PolarCap, Inc. from its inception until August 1998. Mr. Cole was the founder and Chief Executive Officer of Great Bear Technology from its inception in 1992 until its merger with Graphic Zone Inc. in 1992.

     Edward P. Mooney. Mr. Mooney has been a director of Trinity Learning since January 2002 and has served as Trinity Learning's President since October 1, 2002. Mr. Mooney has 20 years' experience in corporate development, corporate finance, and financial research and analysis. He served as a director and officer of USA Broadband, Inc., a publicly-traded company, from April 2001 to October 2003, and he also served as interim Chief Executive Officer until September 2002 and provided consulting services to USA Broadband until May 2003. Prior thereto, Mr. Mooney was self-employed as a corporate consultant. Mr. Mooney served as a director for RateXchange Corporation from November 1998 to April 2000 and as Executive Vice President from April 1999 to April 2000. Mr. Mooney also served as a director of WorldPort Communications, Inc. from September 1996 to May 1998 and as President from September 1996 to April 1997. During 2002, Mr. Mooney served as a director of Category 5 Technologies, Inc. a publicly traded company. He also served as a director of InterAmericas Communications Corporation, HQ Office International and HQ Office Supplies Warehouse.

     Richard J. Marino. Mr. Marino was appointed as Trinity Learning's Chief Operating Officer in May 2004. Mr. Marino has over 20 years of senior executive management experience in global operations, product development and sales for major publishing and media companies. Prior to joining Trinity Learning, Mr. Marino was most recently vice-president and publisher of Dowden Heath Media. Prior thereto, from 2001 until August 2003, Mr. Marino was managing partner of the Management Group, LLC, a business services organization. During 2001, Mr. Marino was also chief executive officer of Standard Media International, publisher of The Industry

Standard Magazine. From 1999 to 2001, Mr. Marino was chief operating officer of CNET Networks, Inc., which operated one of the world's largest websites offering a variety of products and services.

     Christine R. Larson. Ms. Larson has over 20 years' experience as a business and financial professional. She has served as Trinity Learning's chief financial officer since January 2003. Prior to that time, she worked as an independent financial and marketing consultant to start-up software, hardware and Internet service companies. In 1999, she worked for KPMG Consulting, Inc. She was previously employed from 1985 to 1998 by Bank of America Corporation, most recently as a senior vice president in their interactive services division. While working at Bank of America Corporation, she served as chief financial officer of their leasing subsidiary, BA Leasing and Capital Corporation and of their venture capital subsidiary, BA Ventures Inc. She is a certified public accountant licensed in the state of California.

     William D. Jobe. Mr. Jobe has been a director of Trinity Learning since January 2002. He has been a private venture capitalist and a computer, communications and software industry advisor since 1991. Prior to that time, he worked in executive management for a number of firms in the computer, software and telecommunications industries including MIPS Technology Development, where he served as President, and Data General, where he was Vice President of North American Sales. Mr. Jobe has served as a director for a number of privately held and publicly held high technology companies including Qualix Group, Inc., Fulltime Software, Inc., Multimedia Access Corporation where he served as chairman of the board and director, Viewcast.com, GreatBear Technology Company, Tanisys Technology, Inc. and Interand Group.

     Richard G. Thau. Mr. Thau has been a director of Trinity Learning since January 2004. Mr. Thau is a self-employed consultant/mentor/advisor and investor in early stage information technology companies and serves as an executive-in-residence at InterWest Partners. From 1990 to 1999, Mr. Thau served as Director, Chairman of the Board and CEO of FullTime Software (formerly Qualix Group), a provider of software for network based computing. He also is the former CEO of Micro-MRP.

     Arthur Ronald Kidson. Mr. Kidson has been a director of Trinity Learning since January 2004 and is a chartered accountant in South Africa. Mr. Kidson was appointed a director pursuant to the terms of the agreement by which Trinity Learning acquired its interest in RiverBend Group Holdings (Proprietary) Limited. From 1998 to 2000, Mr. Kidson served as the Executive Director of Price Waterhouse Coopers Chartered Accountants in South Africa. Prior to that, Mr. Kidson served as Chairman of Coopers & Lybrand Chartered Accountants in South Africa.

     Martin Steynberg. Mr. Steynberg has been a director of Trinity Learning since January 2004. He was appointed to the board pursuant to the terms of the agreement by which Trinity Learning acquired its interest in IRCA (Proprietary) Limited. Mr. Steynberg has served as the Chief Executive Officer of Titan Aviation Ltd., a Guernsey corporation, since 1999. Prior to that, Mr. Steynberg was the managing director of Hubschrauber Transport GMBH in Austria from 1997 to 1999. From 1995 to 1997, Mr. Steynberg was a partner with Barnard and Co. Chartered Accountants (SAICA) in South Africa.

Board Committees

     The Company has an Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, which consists of Richard Thau, William Jobe and Arthur Kidson. Richard Thau is the interim Chairperson of the committee. This committee, among other things, reviews the annual audit with the Company's independent accountants. In addition, the audit committee has the sole authority and responsibility to select, evaluate, and, where appropriate, replace the independent auditors or nominate the independent auditors for shareholder approval. The Company's Board of Directors has determined that the Company has at least one audit committee financial expert on its Audit Committee. Mr. Richard Thau, the audit committee financial expert, is independent as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

     Our directors and executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of
Section 16(a) of the Exchange Act ("Section 16(a)"), which require them to file reports with respect to their ownership of common stock and their transactions in common stock.

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, and Forms 5 and amendments thereto furnished to us, or any written representations made to us that no Form 5 was required, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, directors or greater than 10% stockholders of Trinity Learning Corporation during the year ended June 30, 2004, except for the following: a Form 3 for Douglas D. Cole that was due to be filed on or before January 30, 2002 was filed on December 18, 2003; a Form 3 for Edward P. Mooney that was due to be filed on or before February 8, 2002 was filed on December 2, 2003; a Form 3 for Christine R. Larson that was due to be filed on or before January 23, 2003 was filed on December 2, 2003; and a Form 3 for William D. Jobe that was due to be filed on or before February 8, 2002 was filed on December 2, 2003. Forms 4 were due to be filed in respect of certain transactions involving these persons at various dates in 2002 and 2003; the information pertaining to these transactions was included in the information provided in their respective Forms 3. Forms 3 were due to be filed in January 2004 for Messrs. Thau, Kidson and Steynberg, who were appointed to our board of directors in January 2004, and in May for Mr. Marino, who was at that time appointed as our chief operating officer. A Form 3 has also not been filed by Luc Verelst, who beneficially owns more than 10% of our outstanding common stock. We anticipate Forms 3 for these individuals will be filed in the very near future.

Code of Ethics

     We have adopted a code of ethics that applies to all employees of our company, including employees of our subsidiaries, as well as each member of our board of directors. The code of ethics is available on our website at www.trinitylearning.com.

ITEM 10.    EXECUTIVE COMPENSATION

     The table below sets forth certain information regarding the annual and long-term compensation for services to us in all capacities for the fiscal year ended June 30, 2004, the nine month transitional period ended June 30, 2003 and the fiscal years ended September 30, 2002 and 2001 of Messrs. Douglas Cole and Edward Mooney and Ms. Christine Larson. These individuals received no other compensation of any type, other than as set out below, during the fiscal years indicated.

     Summary Compensation Table

                                                 Annual Compensation                  Long Term Compensation
                                                 -------------------                  ----------------------
                                                                                                           Long Term
                                                                 Other Annual    Restricted      Stock     Incentive     All Other
 Name and Principal Position       Year     Salary      Bonus    Compensation   Stock Awards    Options     Payouts    Compensation
 ---------------------------       ----     ------      -----    ------------   ------------    -------     -------    ------------
Douglas D. Cole                    2004    $180,000       -         $12,000           -         250,000        -             -
     Chief Executive Officer       2003    $135,000    $25,000       $9,000           -         250,000        -             -
                                   2002     $75,000       -          $5,000           -            -           -          $12,500


Edward P. Mooney                   2004    $180,000       -         $12,000           -         250,000        -             -
     President                     2003    $135,000    $25,000       $9,000           -         250,000        -             -
                                   2002        -          -            -              -            -           -          $12,500

Christine R. Larson
     Chief Financial Officer       2004    $165,000       -          $9,000                     250,000        -             -
                                   2003     $45,800       -            -                        200,000        -             -
                                   2002        -          -            -              -            -           -             -

     The following table sets forth the individual stock option grants made during the fiscal year ended June 30, 2004 to each of the above named executive officers.

     Stock Option Grants in Last Fiscal Year

                                                   Individual Grants
                                                  -------------------
                                                   % of Total Options
                         Number of Securities     Granted to Employees       Exercise Price
     Name                 Underlying Options         in Fiscal Year             per Share        Expiration Date
     ----                 ------------------         --------------             ---------        ---------------
Douglas D. Cole                250,000                     5.9%                   $0.50         December 31, 2008
Edward P. Mooney               250,000                     5.9%                   $0.50         December 31, 2008
Christine R. Larson            250,000                     5.9%                   $0.50         December 31, 2008

     The following table sets forth the aggregate stock option exercises and fiscal year-end option values for each of the above named executive officers for the fiscal year ended June 30, 2004.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

     The following table sets forth the aggregate stock option exercises and fiscal year-end option values for each of the above named executive officers. No stock options were exercised during the year ended June 30, 2004.

                                                                    Number of Securities            Exercise Value of
                                 Shares                            Underlying Unexercised          Unexercised Options
                              acquired on                            Options at FY-End                  at FY-End
       Name                     Exercise       Value Realized     Exercisable/Unexercisable     Exercisable/Unexercisable
       ----                     --------       --------------     -------------------------     -------------------------
Douglas D. Cole                     -                 -               254,965 / 245,035             $87,157/$100,343

Edward P. Mooney                    -                 -               254,965 / 245,035             $87,157/$100,343

Christine R. Larson                 -                 -               216,815 / 233,185              $77,619/$97,380

Compensation of Directors

     Non-employee members of our board of directors have been granted options from time to time to purchase shares of our common stock, but are not otherwise compensated in their capacity as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of October 26, 2004 regarding current beneficial ownership of our common stock by (i) each person known by us to own more than 5% of the outstanding shares of our common stock,
(ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on 31,402,643 outstanding shares of common stock as of October 26, 2004. Unless otherwise indicated, the address for each of the following is 1831 Second Street, Berkeley, California 94710.

                                                               Number of         Total         Percent of Class
       Name and Address of                    Number of        Options &       Beneficial        Beneficially
         Beneficial Owner                   Shares Owned      Warrants (1)    Ownership (2)         Owned
         ----------------                   ------------      ------------    -------------         -----
Douglas D. Cole                               2,126,987          315,925         2,442,912           7.70%
Chief Executive Officer and Director             (4)             (4)(5)

Edward P. Mooney                              2,046,987          315,925         2,362,912           7.45%
President and Director                           (4)             (4)(5)

                                                        Number of         Total         Percent of Class
    Name and Address of                Number of        Options &       Beneficial        Beneficially
      Beneficial Owner               Shares Owned      Warrants (1)    Ownership (2)         Owned
      ----------------               ------------      ------------    -------------         -----
William Jobe                            200,000           94,435           294,435              *
6654 Bradbury Court
Fort Worth, TX  76132
Director

Arthur R. Kidson                           -              180,109          180,109              *
2 Epsom Road                                                (6)
Stirling, East London
Republic of South Africa
Director

Martin Steynberg                           -             1,609,332        1,609,332           4.87%
P.O Box 10326                                               (3)
George
Republic of South Africa
Director

Richard Thau                               -              103,973          103,973              *
2468 Sharon Oaks Drive
Menlo Park, CA  94025
Director

Richard Marino                             -              118,031          118,031              *
Chief Operating Officer                                     (5)

Christine R. Larson                        -              271,678          271,678              *
Chief Financial Officer                                     (5)

Steven Hanson                          2,080,000         3,000,000        5,080,000          14.77%
1319 NW 86th Street
Vancouver, WA 98665
5% Beneficial Owner

Theodore Swindells                     3,509,093         1,275,000        4,784,093          14.51%
11400 Southeast 8th Street                (4)               (4)
Bellevue, WA 98004
5% Beneficial Owner

Luc Verelst                            3,675,138         4,000,000        7,675,138          21.68%
Verbier, Switzerland  1936
5%  Beneficial Owner

Granite Creek Partners, LLC            1,622,910             -            1,622,910           5.17%
1338 South Foothill Drive                 (4)
Salt Lake City, UT  84108
5% Beneficial Owner

All executive officers and             4,373,974         3,009,408        7,383,382          21.46%
directors of the Company as a            (3)(4)            (3)(4)
group (8 persons)

     *    Denotes less than one percent (1%).
     (1) Reflects warrants, options or other convertible securities that will be exercisable, convertible or vested as the case may be within 60 days of October 26, 2004.

     (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following October 26, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.
     (3) Includes shares issuable upon certain performance criteria for equity method investee, IRCA Pty. Ltd. Mr. Steynberg owns 31% of Musca Holding Limited, a British Virgin Islands Company, and he disclaims beneficial ownership of the shares owned by Musca and/or which are issuable to Musca. A proportionate ownership of these shares is included in the calculation of beneficiary ownership for Mr. Steynberg.
     (4) Includes shares owned by Granite Creek Partners, LLC, a Utah limited liability corporation ("GCP") (formerly known as Kings Peak Advisors,
          LLC). Mr. Cole, Mr. Mooney and Mr. Swindells each own a 33-1/3% interest in GCP, and each disclaims beneficial ownership of the shares in the Company that are issuable to GCP. Proportionate ownership of these shares is included in the calculation of beneficiary ownership for Mr. Cole, Mr. Mooney and Mr. Swindells.
     (5) Includes that portion of options that have vested or will vest within 60 days from October 26, 2004 under the 2002 Stock Plan.
     (6) Mr. Kidson owns 3% of Great Owl Limited, a British Virgin Company and a shareholder in one of our investees. He disclaims beneficial ownership of the shares owned by Great Owl and/or which are issuable to Great Owl. A proportionate ownership of these shares is included in the calculation of beneficiary ownership for Mr. Kidson.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our corporate reorganization during the fiscal year ended September 30, 2002 was effected primarily by two of our officers and directors, Messrs. Douglas Cole and Edward Mooney. During that fiscal year and the transition period subsequent thereto, we entered into several transactions with these individuals and with entities controlled by them, as well as entities controlled by Theodore Swindells, a significant stockholder of our company.

     As of August 8, 2002, we formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of our common stock. The GMA Note was originally issued in November 2000 to the attorneys of our predecessor company and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock to several persons, including Messrs. Cole, Mooney, and Swindells and European American Securities, Inc. ("EAS"), a private entity of which Mr. Swindells is a principal. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock into which the GMA Note was convertible, EAS acquired the right to acquire 400,000 shares, and Mr. Swindells acquired the right to acquire 1,000,000 shares. As of January 2003, all 3,200,000 shares of our common stock had been issued pursuant to the terms of the GMA Note. Fifty percent of such shares are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors.

     As of July 15, 2002, we entered in a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly King's Peak Advisors, LLC, automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Messrs. Cole, Mooney and Swindells. At our August 19, 2003 board of directors' meeting, our board of directors voted to suspend the Advisory Agreement from August 15, 2003 until January 2004, and this agreement remains suspended. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of our common stock in March 2003. The remaining balance of $205,000 was paid in full to GCP as of June 30, 2004.

     As of July 31, 2002, we entered into an Advisory Agreement with EAS, a private entity of which Mr. Swindells is a principal, pursuant to which EAS agreed to provide financial advisory and investment banking services to us in connection with various equity and/or debt transactions. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable, at EAS' option, in cash or our common stock. On October 2, 2003, we renewed the agreement with EAS on terms similar to those contained in the first agreement. On January 1, 2004, we amended the October 2003 agreement in connection with our January 2004 senior convertible bridge note offering, which closed on May 28, 2004, for which we paid EAS a fee of 10%. Through June 30, 2004, EAS had earned a total of $1,065,104 pursuant to our arrangement with them, of which $345,450 was earned in connection with private equity and/or debt transactions and $719,654 was earned for advisory services in connection with certain acquisitions. In January 2004, 250,000 shares of our common stock with a fair market value of $375,000 was paid to EAS in the Company's common stock. As of June 30, 2004, the balance owed to EAS was $66,653. On May 27, 2004, European American Perinvest Group, a subsidiary of EAS, invested $100,000 in our 2004 senior convertible bridge note offering. On May 28, 2004, this investment was converted to 166,699 restricted shares of our common stock as part of the total conversion of this financing to 4,520,069 shares of our common stock.

     During the period August 2001 to June 30, 2002, Mr. Swindells advanced a total of $925,000 to us by way of short-term non-interest bearing working capital loans. We repaid $500,000 of the total amount owing in September 2003 and issued an aggregate of 850,000 shares of our common stock to Mr. Swindells in November 2003 in payment of the remaining balance of $425,000. During the period June 2004 to October 2004, Mr. Swindells advanced us $155,000. On August 10, 2004 we repaid $50,000 of this amount and on November 2, 2004 we paid the remaining balance of $105,000. On October 14, 2004, Mr. Swindells exercised warrants to purchase 300,000 shares of our common stock at $0.05 per share.

     In October 2002, we issued convertible promissory notes in the aggregate principal amount of $500,000 (the "Bridge Financing Notes") to certain individuals and entities, and in connection with the issuance of the Bridge Financing Notes, issued warrants to the holders of the notes to purchase additional shares of common stock. Of the total principal amount of the Bridge Financing Notes, $55,000 was advanced by GCP and $120,000 by Mr. Swindells. On May 19, 2003, the aggregate principal amount of the Bridge Financing Notes and accrued interest thereon of $34,745 was converted into 1,336,867 shares of common stock at a price of $0.40 per share. The warrants issued in connection with the Bridge Financing Notes are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion. On March 26, 2004, GCP exercised its warrants in a cashless exercise for which it received a total of 126,042 shares of common stock.

     Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock at a price of $0.025 per share to our three directors, Messrs. Cole, Mooney and Jobe, in consideration for past services valued at $30,000.

     In connection with our acquisition of our interest in IRCA, we entered into an agreement with Titan Aviation Ltd. ("Titan"), a private company held in a trust of which Mr. Martin Steynberg and other business partners are the beneficiaries. Pursuant to this agreement, we paid Titan on May 14, 2004 the sterling equivalent of the sum of 4,000,000 South African Rand ($607,165) in consideration for various services rendered to IRCA. Mr. Steynberg, who is a stockholder in IRCA Investments (Proprietary) Limited, which owns 25.1% of IRCA, became a director of our company on January 1, 2004 pursuant to the terms of the IRCA acquisition.

     William Jobe, one of our directors, was paid a total of $59,500 during the period December 2003 to May 2004 as compensation for merger and acquisition services associated with our acquisition of TouchVision. In August we paid Mr. Jobe an additional $4,815 in connection with the TouchVision transaction.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   1.   Financial Statements

     The following financial statements of Trinity Learning Corporation and related notes thereto and auditor's report thereon, are filed as part of this Annual Report on Form 10-KSB:

       Page
       ----
        43      Report of Independent Registered Public Accounting Firm
        44      Independent Auditor's Report dated October 18, 2003 issued by
                Bierwolf, Nilson & Associates
        45      Consolidated Balance Sheets as of June 30, 2004 and 2003
        46      Consolidated Statements of Operations and Comprehensive Loss for
                the year ended June 30, 2004 and the nine month transition period ended June 30, 2003
        47      Consolidated Statements of Changes in Stockholders' Equity
                (Deficit) for the year ended June 30, 2004 and the nine month transition period ended June 30, 2003
        48      Consolidated Statements of Cash Flows for the year ended June
                30, 2004 and the nine month transition period ended June 30,
                2003
        49      Notes to Consolidated Financial Statements

           2.   Exhibits

           The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-KSB.

     (b) Reports on Form 8-K Filed During the Last Quarter of the Fiscal Year Ended June 30, 2004.

     On June 1, 2004, we filed a current report on Form 8-K to announce the appointment of Richard Marino as our Chief Operating Officer.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has selected and retained BDO Spencer Steward as our independent auditors for the fiscal year ended June 30, 2004. This is the first year that BDO Spencer Steward has audited our financial statements.

The following table presents fees for professional services rendered by our auditors for the audit of our annual financial statements for the fiscal year ended June 30, 2004 and the nine-month transition period ended June 30, 2003 and fees billed for other services rendered by our auditors during those periods:

                                                     BDO Spencer Steward
                                                  -------------------------
                                                                Transition
                                                  Fiscal 2004   Period 2003
                                                  -----------   -----------
     Audit Fees (1)                               $   190,000    $        -
     Audit-Related Fees (2)                                 -             -
     Tax Fees (3)                                      50,530             -
     All Other Fees (4)                                     -             -
                                                  -----------   -----------
                                Total             $   240,530    $        -
                                                  ===========   ===========


                                                Bierwolf, Nilson & Associates
                                                -----------------------------
                                                                Transition
                                                  Fiscal 2004   Period 2003
                                                  -----------   -----------
     Audit Fees (1)                               $    15,000   $    65,000
     Audit-Related Fees (2)                            97,433        17,042
     Tax Fees (3)                                           -         1,250
     All Other Fees (4)                                     -             -
                                                  -----------   -----------
                                Total             $   112,433   $    83,292
                                                  ===========   ===========

     (1) Audit fees consist of an estimate of fees to be billed for the annual audits and quarterly reviews.

     (2) Audit-Related Fees consist of fees billed for various SEC filings, audits of target companies and accounting research.

     (3) Tax fees consist of fees billed for tax consultation and assistance in the preparation of tax returns.

     (4)  All Other Fees.

All audited-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of those services by BDO Spencer Steward was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

Report of Independent Registered Public Accounting Firm



Board of Directors and Corporation
Trinity Learning Company
Berkeley, California

We have audited the accompanying consolidated balance sheet of Trinity Learning Corporation as of June 30, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinity Learning Corporation at June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Spencer Steward
-----------------------

Pretoria, South Africa

November 22, 2004

                          BIERWOLF, NILSON & ASSOCIATES

CERTIFIED PUBLIC ACCOUNTANTS
  1453 SOUTH MAJOR STREET     SALT LAKE CITY, UTAH 84115
A Partnership of               Telephone (801) 363-1175   Nephi J. Bierwolf, CPA
Professional Corporations         Fax (801) 363-0615      Troy F. Nilson, CPA
--------------------------------------------------------------------------------

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


/s/ Bierwolf, Nilson & Associates
---------------------------------
Salt Lake City, Utah
October 18, 2003

                  Trinity Learning Corporation and Subsidiaries
                        CONSOLIDATED FINANCIAL STATEMENTS
                           Consolidated Balance Sheets

                                                                          June 30, 2004    June 30, 2003
                                                                         --------------   --------------
Assets
------
Current Assets
     Cash and Cash Equivalents                                           $      892,739   $       86,511
     Accounts Receivable                                                        243,164           42,719
     Prepaid Expenses and Other Current Assets                                  229,802           97,985
                                                                         --------------   --------------
                                               Total Current Assets           1,365,705          227,215

Equity Investments in and Advances to Associated Companies                    1,922,935                -
Property & Equipment, net                                                        37,160           45,561
Goodwill                                                                      1,849,526                -
Intangible Assets, net                                                          434,958          950,565
Restricted Cash                                                                 500,000                -
Other Assets                                                                    142,856          119,003
                                                                         --------------   --------------
                                                       Total Assets      $    6,253,140   $    1,342,344
                                                                         ==============   ==============


Liabilities, Minority Interest, Contingently Redeemable Equity and Stockholders' Equity (Deficit)
-------------------------------------------------------------------------------------------------
Liabilities
-----------
     Accounts Payable                                                    $      814,651   $      324,004
     Accounts Payable - Related Parties                                          77,988           67,868
     Accrued Expenses                                                           721,192          270,270
     Interest Payable                                                            21,124           63,987
     Deferred Revenue                                                            85,685                -
     Notes Payable - Current                                                    418,954                -
     Notes Payable - Related Parties                                            740,476        2,147,151
                                                                         --------------   --------------
                                                Current Liabilities           2,880,070        2,873,280
                                                                         --------------   --------------
     Notes Payable - Long Term                                                   71,829                -
     Notes Payable - Related Parties                                             40,000                -
                                                                         --------------   --------------
                                              Long-term Liabilities             111,829                -
                                                                         --------------   --------------
                                                  Total Liabilities           2,991,899        2,873,280
                                                                         --------------   --------------

Minority Interest                                                               306,721                -
-----------------                                                        --------------   --------------

Contingently Redeemable Equity                                                2,510,000                -
------------------------------                                           --------------   --------------

Stockholders' Equity (Deficit)
------------------------------
     Preferred Stock, 10,000,000 Shares Authorized at No Par
     Value, No Shares Issued and Outstanding                                          -                -
     Common Stock, 100,000,000 Shares Authorized at No Par
     Value; 31,040,143 and 14,956,641 shares Issued and
     Outstanding in 2004 and 2003, Respectively                              23,092,957        9,693,447
     Accumulated Deficit                                                    (22,650,976)     (11,188,913)
     Subscription Receivable                                                          -          (35,000)
     Other Comprehensive Gain (Loss)                                              2,539             (470)
                                                                         --------------   --------------
                               Total Stockholders' Equity (Deficit)             444,520       (1,530,936)
                                                                         --------------   --------------
      Total Liabilities, Minority Interest, Contingently Redeemable
                          Equity and Stockholders' Equity (Deficit)      $    6,253,140   $    1,342,344
                                                                         ==============   ==============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss

                                                                                         Transition Period
                                                                          Fiscal Year     October 1, 2002
                                                                             Ended               to
                                                                         June 30, 2004     June 30, 2003
                                                                        ---------------   ---------------
Revenue
-------
      Sales Revenue                                                     $     2,590,091   $       167,790
      Cost of Sales                                                            (475,076)                -
                                                                        ---------------   ---------------
                Gross Profit                                                  2,115,015           167,790
                                                                        ---------------   ---------------
Expense
-------
      Salaries & Benefits                                                     3,636,498         1,043,123
      Professional Fees                                                       1,163,603           212,817
      Professional Fees - Related Parties                                       225,000           225,019
      Selling, General & Administrative                                       1,886,514           501,384
      Depreciation & Amortization                                               279,360           175,497
                                                                        ---------------   ---------------
                Total Expense                                                 7,190,975         2,157,840
                                                                        ---------------   ---------------
                                               Loss from Operations          (5,075,960)       (1,990,050)
                                                                        ---------------   ---------------

Other Income (Expense)
----------------------
      Interest, net                                                            (209,863)          (77,352)
      Equity Losses and Impairment of Investment in Associated
      Companies                                                              (2,714,985)                -
      Debt Conversion                                                        (3,449,332)                -
      Foreign Currency Gain (Loss)                                               (4,463)           (4,582)
                                                                        ---------------   ---------------
           Total Other Income (Expense)                                      (6,378,643)          (81,934)

Minority Interest                                                                (7,460)                -
-----------------                                                       ---------------   ---------------

                                           Loss Before Income Taxes         (11,462,063)       (2,071,984)
                Income Taxes                                                          -                 -
                                                                        ---------------   ---------------
                                                           Net Loss     $   (11,462,063)  $    (2,071,984)
                                                                        ===============   ===============

Net Loss Per Common Share - Basic and Diluted                           $         (0.50)  $         (0.26)
                                                                        ===============   ===============
Weighted Average Shares Outstanding                                          22,827,313         8,050,147
                                                                        ===============   ===============

A summary of the components of other comprehensive loss for the fiscal year ended June 30, 2004 and the transition period ended June 30, 2003 follows:

                                                                          Fiscal Year    Transition Period
                                                                             Ended             Ended
                                                                         June 30, 2004     June 30, 2003
                                                                        ---------------   ---------------
Net Loss                                                                $   (11,462,063)  $    (2,071,984)
Foreign Currency Translation Gain (Loss)                                          3,009              (470)
                                                                        ---------------   ---------------
                                                 Comprehensive Loss     $   (11,459,054)  $    (2,072,454)
                                                                        ===============   ===============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                                                           Other
                                                 Shares of                  Accumulated  Subscription  Comprehensive
                                               Common Stock  Common Stock     Deficit     Receivable    Gain (Loss)       Total
                                               ------------  ------------  ------------  ------------   ------------  ------------
Balance at October 1, 2002                           49,774  $  8,380,775  $ (9,116,929) $    (35,000)  $          -  $   (771,154)

Shares Issued for CBL Global Corp.
Acquisition                                       3,000,000        75,000             -             -              -        75,000

Stock Issued for Services at $0.025 per Share     6,670,000       166,750             -             -              -       166,750

Shares Issued for Conversion on Note Payable
at $0.052 per Share                               3,200,000       166,963             -             -              -       166,963

Shares Issued for Conversion of Note and
Interest Payable at $0.40 per Share               1,336,867       534,745             -             -              -       534,745

Shares of Beneficial Owners Cancelled in
Recapitalization at $0.50 per Share                (108,226)      (54,113)            -             -              -       (54,113)

Shares Issued in Recapitalization at $0.50
per Share (1)                                       108,226        54,113             -             -              -        54,113

Shares Issued for Cash at $0.50 per Share (1)       700,000       350,000                                                  350,000

Cost of Share Issuance (1)                                -       (57,560)            -             -              -       (57,560)

Foreign Currency Translation                              -             -             -             -           (470)         (470)

Employee Stock Based Compensation                         -        76,774             -             -              -        76,774

Net Loss for the Transition Period Ended
June 30, 2003                                             -             -    (2,071,984)            -              -    (2,071,984)
                                               ------------  ------------  ------------  ------------   ------------  ------------
                  Balance at June 30, 2003       14,956,641     9,693,447   (11,188,913)      (35,000)          (470)   (1,530,936)

Shares Issued for TouchVision and RMT
Acquisitions at $0.50 per Share                   1,950,000       975,000             -             -              -       975,000

Shares Issued for Cash at $0.50 per Share (2)     9,946,600     4,973,300             -             -              -     4,973,300

Shares Issued for Conversion of Note Payable
to a Related Party at $0.50 per Share (2)           850,000       425,000             -             -              -       425,000

Shares Rescinded in CBL Divestiture              (3,000,000)      461,063                                                  461,063

Cancellation of  Subscription Receivable                  -             -             -        35,000              -        35,000

Shares Issued for Conversion of Note and
Interest Payable at Weighted Average Price
of $1.11 per Share (2)                            4,520,069     5,034,044             -             -              -     5,025,852

Value Attributed to Stock Purchase Warrants               -     1,245,580             -             -              -     1,253,772

Exercise of Warrants and Stock Options              858,952        36,646             -             -              -        36,646

Shares Issued for Services                          957,881       728,941             -             -              -       728,941

Employee Stock Based Compensation                         -       526,491             -             -              -       526,491

Foreign Currency Translation                              -             -             -             -          3,009         3,009

Cost of Share Issuance (2)                                -    (1,006,555)            -             -              -    (1,006,555)

Net Loss Year Ended June 30, 2004                         -             -   (11,462,063)            -              -   (11,462,063)
                                               ------------  ------------  ------------  ------------   ------------  ------------
                  Balance at June 30, 2004       31,040,143  $ 23,092,957  $(22,650,976) $          -   $      2,539  $    444,520
                                               ============  ============  ============  ============   ============  ============

(1) Share issuance costs apply to these transactions for the nine month transition period ended June 30, 2003.
(2) Share issuance costs apply to these transactions for the fiscal year ended June 30, 2004.

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                         Fiscal Year    Transition Period
                                                                                            Ended             Ended
                                                                                        June 30, 2004     June 30, 2003
                                                                                       ---------------   ---------------
Cash flows from operating activities:
      Net loss                                                                         $   (11,462,063)  $    (2,071,984)
      Adjustments to reconcile net loss to net cash provided by
      operating activities:
           Depreciation and amortization                                                       279,360           175,497
           Stock issued for services                                                           728,941           166,750
           Equity losses and impairment of investment in associated companies                2,714,985                 -
           Non-cash effect from write off of fixed assets                                            -             6,071
           Employee stock based compensation                                                   526,491            76,774
           Non-cash interest expense                                                           135,286             9,744
           Debt conversion expense                                                           3,449,332                 -
      Changes in current assets and liabilities, net of businesses acquired and sold:
           Accounts receivable                                                                  61,237           (42,719)
           Prepaid expenses and other current assets                                           143,879          (188,662)
           Accounts payable                                                                    125,704           168,329
           Accounts payable - related party                                                     10,120            (5,832)
           Accrued expenses                                                                    125,424           187,270
           Deferred revenue                                                                   (459,609)                -
           Interest payable                                                                    (63,896)           38,987
           Minority interest                                                                    12,085                 -
                                                                                       ---------------   ---------------
                 Net cash used by operating activities                                      (3,672,724)       (1,479,775)
                                                                                       ---------------   ---------------
Cash flows from investing activities:
           Payment for business acquisitions/divestiture, net of cash acquired                (421,228)          184,729
           Restricted cash                                                                    (500,000)                -
           Advances to associated companies                                                 (1,080,000)          (25,000)
           Capital expenditures                                                                (21,220)          (34,274)
                                                                                       ---------------   ---------------
                 Net cash (used) provided by investing activities                           (2,022,448)          125,455
                                                                                       ---------------   ---------------
Cash flows from financing activities:
           Borrowings under short-term notes                                                 2,945,000                 -
           Borrowings under short-term notes - related party                                    50,000           780,000
           Repayments under short term notes - related party                                  (500,000)                -
           Payments for financing fees                                                        (691,540)          (16,310)
           Payments for financing fees - related party                                        (315,015)          (41,250)
           Proceeds from exercise of warrants and options                                       36,646                 -
           Proceeds from sale of common stock                                                4,973,300           350,000
                                                                                       ---------------   ---------------
                 Net cash provided by financing activities                                   6,498,391         1,072,440
Effect of foreign exchange on cash                                                               3,009              (397)
                                                                                       ---------------   ---------------
           Net increase (decrease) in cash                                                     806,228          (282,277)
Cash at beginning of period                                                                     86,511           368,788
                                                                                       ---------------   ---------------
Cash at end of period                                                                  $       892,739   $        86,511
                                                                                       ===============   ===============
    Supplemental information:
          Interest paid                                                                $        37,052   $             -
                                                                                       ===============   ===============
          Issuance of common stock for business acquisitions                           $       975,000   $        75,000
                                                                                       ===============   ===============
          Issuance of common stock for conversion of debt - related party              $       425,000   $             -
                                                                                       ===============   ===============
          Issuance of common stock - conversion of bridge note                         $     5,025,852   $             -
                                                                                       ===============   ===============
          Warrants issued with convertible notes                                       $     1,253,772   $             -
                                                                                       ===============   ===============
          Issuance of contingently redeemable equity                                   $     2,510,000   $             -
                                                                                       ===============   ===============
          Cancellation of common stock and convertible notes payable pursuant
          to the sale of CBL                                                           $       461,063   $             -
                                                                                       ===============   ===============
          Cancellation of subscriptions receivable                                     $        35,000   $             -
                                                                                       ===============   ===============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2004

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

On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. Future operating results may not be comparable to historical operating results due to our September 1, 2003 acquisitions of TouchVision, Inc. ("TouchVision"); River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire"), as well as our December 1, 2003 acquisition of Danlas Limited ("Danlas") and March 1, 2004 acquisition of Trinity Learning AS ("VILPAS"), formerly known as Virtual Learning Partners, AS. Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("Riverbend"). These companies are collectively referred to as Riverbend. Danlas owns 51% of IRCA (Proprietary) Limited ("IRCA"). These companies are collectively referred to as IRCA.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company reviews its estimates based on information that is currently available. Changes in facts and circumstances may cause the Company to revise its estimates. Significant estimates include revenue recognition policy, valuation and allocation of the purchase consideration of the assets and liabilities and assets acquired in business combinations and equity investments in associated companies, our determination of fair value of common stock issued in business combinations and equity investments in associated companies, and the annual valuation and review for impairment of assets acquired and of long-lived assets.

Principles of Consolidation and Basis of Presentation

On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. Our consolidated financial statements include the accounts of the Company and our controlled subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Our 51% ownership in IRCA and our 51% ownership in Ayrshire, which owns 95% of Riverbend, have been accounted for in the financial statements included with this report using the equity method of accounting. Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority Voting Interest but the Minority Shareholders Have Certain Approval or Voting or Veto Rights" (EITF 96-16) provides guidance as to the distinction between protective rights of the minority shareholder which do not overcome the presumption of consolidation and substantive participating rights of the minority shareholder. Substantive participating rights that allow the minority shareholder to participate in establishing operating and capital decisions in the ordinary course of business, overcome the presumption that the investor should consolidate the investee.

     o In the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement ("the Agreement") between Trinity, the majority owner in Ayrshire, and Great Owl Limited ("Great Owl"), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof" or "incur (ring) unbudgeted capital expenditure of US$150,000 per item or US$500,000 per annum." Also, pursuant to
          Section 18.3 of the Agreement, Trinity and Great Owl are "each entitled to appoint an equal number of directors to the board of directors" of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.

     o In the IRCA transaction, Section 20.1.19.3 of the Sale of Shares Agreement ("SOS Agreement") between Danlas Limited, a wholly owned subsidiary of Trinity, and IRCA Investments (Pty.) Ltd. ("IRCA Investments"), the minority shareholder in IRCA, prevents IRCA and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof, or to its strategic plans or marketing strategy or incur(ring) unbudgeted capital expenditure in excess of R200,000 (two hundred thousand Rand) per item or R800,000 (eight hundred thousand Rand) in total per annum." Also, pursuant to Section 19 of the SOS Agreement, Danlas and IRCA Investments are "each entitled to appoint equal number of directors to the board of directors" of IRCA. These substantive participating rights of the minority shareholder will remain in effect until Danlas owns 60% of IRCA.

Purchase Accounting

The Company accounts for its investments in its subsidiaries using the purchase method of accounting. Intangible assets are recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more reliably measurable. The excess of cost of an acquired entity over the net amounts assigned to identifiable acquired assets and liabilities assumed is recognized as goodwill. The valuation and allocation process relies on significant assumptions made by management, in particular, the value of the shares issued to effect the purchase prior to the Company having established a trading market for its stock.

Revenue Recognition

We earn our revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services. Revenue is generally recognized on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern over the contractual term of the arrangement or the expected period, during which those specified services will be performed, whichever is longer. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. The Company also earns revenue from the sale of hardware containing software, and accounts for this revenue in accordance with SOP 97-2, Software Revenue Recognition in accordance with EITF 03-5. To date, such revenues have not been significant.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations. Our cash balances, restricted cash and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States, Norway, South Africa and Australia.

No single customer accounts for revenues or receivables greater than 10% of Company totals.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates. Determination of the fair value of notes payable to related parties cannot be estimated because of the favorable conditions given to the Company by these parties not otherwise available from third parties. It is not practicable to estimate the fair value of notes payable issued for acquisitions and equity investments because they were issued at a substantial conversion premium and contain no stated payment terms. The carrying value of equity investments and advances to associated companies approximates fair value. We evaluate such assets on a regular basis by looking at cash flows, market conditions and current and anticipated future performance. In June 2004, we incurred an impairment charge of $884,963.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client's ability to pay. Management has determined that there is no need for an allowance as of June 30, 2004 and 2003.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method using estimated lives ranging from three to five years for property and equipment. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less. Property and equipment is periodically reviewed for impairment. When such loss is identified, it is recorded as a loss in that period.

Fair Value of Common Stock

Contingently redeemable equity represents the value of shares of our common stock issuable upon the conversion of notes payable in excess of the face value of these notes issued in the acquisition of VILPAS and the acquisition of equity interest in each of the Riverbend and IRCA transactions. The stock arrangements are dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock an a major stock exchange in the United States of America, for whom there are financial requirements for listing. The valuation and allocation process relies on significant assumptions made by management, in particular, the value of the shares issued to effect the purchase prior to the Company having established a trading market for its stock. When it becomes probable that redemption will occur, the Company will record changes in fair value in the Statement of Operations.

Allocation of Purchase Consideration in Business Combinations

The Company accounts for its investments in its subsidiaries using the purchase method of accounting. The excess of the consideration paid for subsidiaries over the fair value of acquired tangible assets less the fair value of acquired liabilities is assigned to intangible assets and goodwill. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets, and the useful lives of those assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. Goodwill is not amortized and is tested for impairment on an annual basis. The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities acquired; the excess of the price paid over the amounts assigned to assets and liabilities acquired is the implied fair value of goodwill.

Allocation of Purchase Consideration for Equity Investments in Associated Companies

The excess of the consideration paid for equity investments in associated companies over our pro rata share of the investee's net assets is allocated to intangibles and goodwill similar to a purchase business combination. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. In each of the Riverbend and the IRCA transactions, the Company received an option, exercisable under certain conditions, to acquire the additional 49% of each of those companies. Using the Black Scholes option valuation model, a value was assigned to each of the intangible assets associated with those options. The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. The value of the Equity Investments in Associated Companies is tested for impairment on an annual basis. At June 30, 2004, based on actual performance and forecasts for future performance, the value of the IRCA investment after application of current year losses and amortization of intangible assets, was written down to $0 and impairment expense of $884,963 was recorded in the statement of operations.

Software Development Costs

Software development costs related to software that the company licenses to customers are charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, software costs have not been capitalized other than product development costs acquired through technology business combinations and technology purchases.

Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all potential dilutive shares including shares held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from release of escrow shares, the conversion of notes payable or the exercise of options and warrants for common shares were not included in the computation of DEPS, because their inclusion would have been antidilutive for the fiscal year ended June 30, 2004 and the nine month transition period ended June 30, 2003.

If the Company were to include all potential shares in the calculation, the following items would be included:

     o Stock options to purchase 5,570,000 shares of common stock at prices ranging from $0.05 to $0.50 per share were outstanding at June 30, 2004; 2,447,000 options were outstanding at June 30, 2003 at purchase prices varying from $0.05 to $0.50 per share.
     o Warrants to purchase 20,584,950 shares of common stock at prices ranging from $0.05 to $2.00 per share were outstanding at June 30, 2004; 750,000 at prices ranging from $1.00 to $2.00 per share were outstanding at June 30, 2003.
     o    At June 30, 2004 and 2003, we held 662,500 and 1,000,000 shares in escrow, respectively.
     o    At June 30, 2004, we had the following convertible notes outstanding:
          (i) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,000,000 shares of our common stock for our investment in Ayrshire, (ii) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,500,000 shares of our common stock for our investment in Danlas / IRCA, (iii) a convertible promissory note in the amount of $500,000 convertible into 1,000,000 shares of our common stock for our investment in VILPAS and (iv) a convertible promissory totaling $50,000 convertible into an indeterminable amount of shares of our common stock.
     o    At June 30, 2003, the following convertible notes were outstanding:
          (i) $925,000 convertible notes payable convertible into an indeterminable number of shares of our common stock and (ii) $1,000,000 convertible notes payable convertible into 500,000 shares of our common stock.

Basic and diluted net loss per common share for the fiscal periods ended June 30, 2004 and 2003 were calculated as follows:

                                                                       Transition Period
                                                                        October 1, 2002
                                                  For the Year Ended           to
                                                     June 30, 2004       June 30, 2003
                                                   ----------------    ----------------
Numerator-Basic / Diluted
      Net loss available for common stockholders   $    (11,462,063)   $     (2,071,984)
                                                   ================    ================
Denominator-Basic / Diluted
      Weighted-average common stock outstanding          22,827,313           8,050,147
                                                   ================    ================
      Basic / Diluted loss per share               $          (0.50)   $          (0.26)
                                                   ================    ================

Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements of the method of accounting for employee stock option grants and the effect of the method used on reported results.

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation" (SFAS
123). In accordance with SFAS 123, option expense of $526,491 and $76,774 was recognized for the fiscal year ended June 30, 2004 and nine month transition period ended June 30, 2003, respectively. The expense was calculated using the Black Scholes valuation model with the following assumptions:

                                                  June 30, 2004    June 30, 2003
                                                  -------------    -------------
     Five-Year Risk Free Interest Rate                3.13%            3.01%
     Dividend Yield                                    Nil              Nil
     Volatility                                        70%               0%
     Average Expected Term (Years to Exercise)          5                5


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

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity's commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on July 1, 2003. The adoption had no significant impact on the Company's financial statements.

EITF Consensus Issue No.00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables" was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope of the language were made and finalized in May 2003. EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted EITF 00-21. The adoption had no significant impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by entity, including tabular presentation of the changes affecting an entity's aggregate product warranty liability. Certain provisions of FIN 45 were effective December 15, 2002; others were effective December 31, 2002. The adoption of FIN 45 had no impact on Trinity Learning's consolidated financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"). FIN 46 requires that if a company holds a controlling interest in a VIE, the assets, liabilities and results of the VIE's activities should be consolidated in the entity's financial statements. In December 2003, the FASB revised FIN 46 which, among other revisions, resulted in the deferral of the effective date of applying the provisions of FIN 46 to the first interim or annual period ending after December 15, 2004 for qualifying VIE's. The Company is currently evaluating the impact, if any, that implementation of FIN 46 will have on the Company's consolidated financial condition or results of operations.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition" in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have material multiple element arrangements and thus SAB 104 does not impact our financial statements nor is adoption of SAB 104 considered a change in accounting principle.

On April 9, 2004, FASB issued FASB Staff Position No. FAS 129-1, "Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities" ("FSP 129-1"). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" applies to all contingently convertible securities and to their potentially dilutive effects on earnings per share ("EPS"), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included above under "Income Per Common Share." Our contingently redeemable equity is convertible to shares of our common stock; however, the conversion would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements and notes to conform to the 2004 presentation with no effect on consolidated net loss, or accumulated deficit.

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

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision, a California corporation that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. As of June 30, 2004, we had loaned TouchVision a total of $200,000 pursuant to this agreement. This loan has been eliminated in consolidation at June 30, 2004. We had previously loaned TouchVision the sum of $50,000 in June and July, 2003 by way of bridge financing pending completion of the acquisition. This loan has also been eliminated in consolidation at June 30, 2004.

The following table summarizes the TouchVision assets acquired and liabilities assumed as of the closing date in connection with $625,000 common stock issued and acquisition related costs of $80,602:


           Cash acquired                                       $    102,357
           Tangible assets acquired                                 269,213
           Intangible assets acquired                               350,281
           Goodwill                                                 910,000
                                                               ------------
                                      Total assets acquired       1,631,851
           Liabilities assumed                                      926,249
                                                               ------------
                                      Net assets acquired      $    705,602
                                                               ============

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over varying periods, as indicated by independent valuations, using the straight-line method. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and intangible assets was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The goodwill arising from the acquisition is allocated to the United States geographic segment.

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

The following table summarizes the RMT assets acquired and liabilities assumed as of the closing date in connection with $350,000 common stock issued and acquisition related costs of $26,517:

          Cash acquired                                        $    37,979
          Tangible assets acquired                                  78,673
          Intangible assets acquired                                18,000
          Goodwill                                                 376,517
                                                               -----------
                                     Total assets acquired         511,169
          Liabilities assumed                                      145,744
                                                               -----------
                                     Net assets acquired       $   365,425
                                                               ===========

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over varying periods, as indicated by independent valuations, using the straight-line method. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and intangible assets was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The goodwill arising from the acquisition is allocated to the Australian geographic segment.

On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS (f/k/a Virtual Learning Partners AS). In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.80 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The VILPAS shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date.

The following table summarizes the VILPAS assets acquired and liabilities assumed as of the closing date in connection with the $500,000 convertible note payable issued, the $300,000 recorded as conditionally redeemable equity in our balance sheet and acquisition related costs of $52,869:

          Cash acquired                                        $ 1,052,270
          Tangible assets acquired                                 339,986
          Intangible assets acquired                               210,177
          Goodwill                                                 563,009
                                                               -----------
                                     Total assets acquired       2,165,442
          Liabilities assumed                                    1,017,937
          Minority interest                                        294,636
                                                               -----------
                                     Net assets acquired       $   852,869
                                                               ===========

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over varying periods, as indicated by an independent valuation, using the straight-line method. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and intangible assets was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely with a promissory note with no payment terms and convertible into shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The goodwill arising from the acquisition is allocated to the European geographic segment.

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. We also acquired the option to purchase the remaining 49% of Ayrshire. In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow, and pledge agreements will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The results of operations for Ayrshire, using the equity method, have been included in the Company's financial statements since the date of acquisition. As of June 30, 2004, no shares had been issued in exchange for the convertible promissory note.

In connection with this acquisition, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition. The remaining $700,000 was advanced on November 3, 2003. The loan to Ayrshire has been accounted for as a note receivable. We may exercise an option to acquire the remaining 49% of Ayrshire in consideration for the issuance of 1,500,000 shares of our common stock, subject to certain adjustments. The Company has allocated $325,000 of the consideration paid to this intangible asset.

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ"). IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company issued a convertible promissory note in the aggregate principal amount of $20,000 convertible under certain conditions into a maximum of 2,500,000 shares of the Company's common stock, (ii) agreed to advance $500,000 in cash to Danlas to establish an international sales force,
(iii) provided $500,000 as collateral for an operating line of credit and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The results of operations for IRCA, using the equity method, have been included in the Company's financial statements since the date of acquisition. The $500,000 deposited as collateral in support of a bank line of credit is classified as restricted cash in the Company's balance sheet. In consideration of the operating results for the year and management's estimate of future cash flows, the Company wrote down its remaining investment in IRCA of approximately $884,963 to $0. We wrote down our investment in IRCA as a result of current year operating performance and anticipated operating losses in IRCA for the foreseeable future. These losses are, in part, a result of the weakening of the US dollar in relation to the South African Rand and the resulting downturn in mining operations in South Africa.

As part of the Danlas transaction, we issued two convertible notes of $10,000 each, with which to purchase the remaining 49% of IRCA. However, the notes are only effective should Danlas be able to exercise two options for the remaining 49% of IRCA. The options are exercisable for the period December 1, 2003 to December 31, 2005 commencing the day upon which the average closing price per share of the Company's common stock for a period of ten days equals or exceeds $2.00. The purchase consideration for the remaining 49% is 2,000,000 shares of our common stock. The Company has allocated $75,000 of the consideration paid to this option.

Purchased Intangible Assets

Changes in the net carrying amount of goodwill for the fiscal year ended June 30, 2004 and nine month transition period ended June 30, 2003 are as follows:

            Balance as of October 1, 2002                 $           -
                Goodwill acquired during the period                   -
                                                          -------------
            Balance as of June 30, 2003                               -
                Goodwill acquired during the period           1,849,526
                Goodwill divested during the period                   -
                                                          -------------
            Balance as of June 30, 2004                   $   1,849,526
                                                          =============

SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually. Accordingly, we have completed our annual review of the recoverability of goodwill as of June 30, 2004, which indicated that no impairment of goodwill had been experienced. We believe the following method we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

We regularly evaluate whether events and circumstances have occurred which indicate a possible impairment of goodwill and other intangible assets. In evaluating whether there is an impairment of goodwill and other intangible assets, we evaluate the performance of each subsidiary relative to its performance in prior periods, its budget and its upcoming three year forecast. We also evaluate the revenue achieved per share of our common stock issued as part of the purchase consideration in relation to market capitalization of publicly traded training companies for current and prior periods. Based on our review of the goodwill and other intangible assets, we concluded that we did not have any impairment of goodwill at June 30, 2004.

The values assigned to other intangible assets are considered appropriate based on independent valuations. The other intangible assets are being amortized over varying periods, as indicated by independent valuations, using the straight-line method. The following table sets forth the Company's acquired other intangible assets at June 30, 2004 and June 30, 2003, which will continue to be amortized:

                                              2004                                                    2003
                    ------------------------------------------------------   ------------------------------------------------------
                                     Weighted                                                Weighted
                         Gross       Average                       Net          Gross        Average                        Net
                       Carrying      Life in     Accumulated    Carrying       Carrying      Life in      Accumulated    Carrying
                        Amount       Months     Amortization     Amount         Amount       Months      Amortization     Amount
                    ------------  ------------  ------------  ------------   ------------  ------------  ------------  ------------
Tradenames and
trademarks          $    156,841            58  $     27,521  $    129,320   $          -             -  $          -  $          -
Backlog                   40,600            36         4,511        36,089
Current and core
technology               152,317             9        41,027       111,290              -             -             -             -
Customer
relationships            175,100            55        28,515       146,585              -             -             -             -
Other intangibles         53,600            13        41,926        11,674      1,118,312             5       167,747       950,565
                    ------------  ------------  ------------  ------------   ------------  ------------  ------------  ------------
            Total   $    578,458            38  $    143,500  $    434,958      1,118,312             5  $    167,747  $    950,565
                    ============  ============  ============  ============   ============  ============  ============  ============

Five Year Amortization schedule:

                          Fiscal Year                Amount
                        ---------------         ---------------
                                   2005         $       136,073
                                   2006                 126,475
                                   2007                  83,547
                                   2008                  60,302
                                   2009                  28,561
                             Thereafter                       -
                                                ---------------
                                  Total         $       434,958
                                                ===============

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

As a result of the divestiture, the results of operations for CBL through the date of divestiture, December 21, 2003, of $368,036 have been included in the results of operation presented with this report. The accumulated deficit of $1,314,277 resulting from the accumulated operating loss for CBL between October 2002 and December 2003, as well as comprehensive income of $20,073 for the same period, are included with our consolidated accumulated deficit and accumulated other comprehensive income at June 30, 2004. The net fair value of the assets and liabilities divested, net of a $1,000,000 convertible note payable which was cancelled, the intercompany receivable from CBL and the cancellation of 3,000,000 shares of shares of our common stock, was recorded as a $461,063 net credit to our common stock. No gain or loss was recognized in the Consolidated Statement of Operations as a result of the divestiture.

Pro Forma Results (Unaudited)

The operating results of CBL, TouchVision, and RMT have been included in the accompanying consolidated financial statements from the date of acquisition forward and, for CBL, up to the date of divestiture. Accordingly, CBL business' results of operations were included from October 1, 2002 to December 22, 2003. The business results of operations of RMT and TouchVision are included for the period September 1, 2003 through June 30, 2004. The business results for VILPAS are included for the period March 1, 2004 through June 30, 2004.

The following unaudited pro forma financial information presents the combined results of operations of the Company and TouchVision, RMT, and VILPAS assuming the acquisitions occurred October 1, 2002. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the twelve and nine month periods ended June 30, 2004, and 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                                         (Unaudited)
                                                         -----------
                                                Fiscal Year        Transition
                                               Ended June 30,     Period Ended
                                                    2004         June 30, 2003
                                               -------------     -------------
Revenue                                        $   3,115,500     $   2,550,448
                                               =============     =============
Gross Profit                                   $   2,363,177     $   2,010,843
                                               =============     =============
Operating Loss                                 $  (5,203,706)    $  (1,266,640)
                                               =============     =============
Net Loss                                       $ (12,924,746)    $  (1,239,493)
                                               =============     =============
Net Loss per Common Share - Basic / Diluted    $       (0.57)    $       (0.54)
                                               =============     =============

NOTE 3 - PROPERTY AND EQUIPMENT

Scheduled below are the assets, cost, and accumulated depreciation at June 30, 2004 and June 30, 2003, respectively, and depreciation expense for the fiscal year ended June 30, 2004 and the nine month transition period ended June 30, 2003, respectively.

                                Assets Cost        Depreciation Expense   Accumulated Depreciation
                           ---------------------   ---------------------  ------------------------
                           6/30/2004   6/30/2003   6/30/2004   6/30/2003   6/30/2004   6/30/2003
                           ---------   ---------   ---------   ---------   ---------   ---------
Furniture & Equipment      $  53,733   $  53,385   $  24,029   $   7,750   $  16,573   $   7,824
                           =========   =========   =========   =========   =========   =========

NOTE 4 - EQUITY INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES

At June 30, 2004, the principal components of Equity Investments in and Advances to Associated Companies were the following:

                                                         Ayrshire         IRCA          Total
                                                       -----------    -----------    -----------
     Equity investment                                 $ 1,379,871    $ 2,178,049    $ 3,557,920
     Cash Advances                                       1,000,000         80,000      1,080,000
     Impairment in equity investment                             -       (884,963)      (884,963)
     Equity losses of unconsolidated subsidiaries         (536,936)    (1,293,086)    (1,830,022)
                                                       -----------    -----------    -----------
                               Balance June 30, 2004   $ 1,842,935    $    80,000    $ 1,922,935
                                                       ===========    ===========    ===========

The financial positions of Ayrshire / Riverbend and IRCA at June 30, 2004 were:

                                               Ayrshire          IRCA
                                             ------------    ------------
     Income statement information:
            Revenue                          $  1,514,749    $  4,880,349
                                             ============    ============
            Operating loss                   $   (243,622)   $   (738,981)
                                             ============    ============
            Net Loss                         $   (475,264)   $ (1,201,097)
                                             ============    ============
     Financial position information:
            Current assets                   $  1,046,148    $  1,751,147
                                             ============    ============
            Noncurrent assets                $    108,287    $  1,650,473
                                             ============    ============
            Current Liabilities              $    418,078    $  1,755,416
                                             ============    ============
            Long-term liabilities            $  1,433,998    $  2,274,962
                                             ============    ============

In 2004, equity in losses of associated companies was $1,622,023. The Company also recognized an $884,963 impairment charge, as its annual evaluation of its equity investments indicated that the IRCA investment had no value at June 30, 2004. This loss in value is due to IRCA's continued operating losses, and future economic uncertainties in the markets IRCA serves.

The consideration paid for our investment in Ayrshire was $1,379,871. This amount comprises legal and financial advisory fees of $379,871 plus 2,000,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $1,806,886 and our pro rata share of their net assets was $875,463. Equity Investments in Associated Companies are periodically reviewed for impairment. The difference between our investment and our pro rata share of Ayrshire's net assets has been allocated to goodwill and to intangible assets. Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of June 30, 2004, no such impairment was incurred.

The consideration paid for our investment in IRCA was $2,178,049. This amount comprises legal, financial advisory and consultancy fees of $928,049, including the payment to Mr. Steynberg of $607,165, plus 2,500,000 shares of our common stock valued at $0.50 per share. The net asset value of IRCA at acquisition date was $2,704,870 and our pro rata share of their net assets was $1,379,484. The difference between our investment and our pro rata share of IRCA's net assets has been allocated to goodwill and to intangible assets. Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of June 30, 2004, we recognized an impairment loss for IRCA of $884,963.

We wrote down our investment in IRCA to $0 as a result of current year operating performance and anticipated operating losses in IRCA for the foreseeable future. These losses are, in part, a result of the weakening of the US dollar in relation to the South African Rand and the resulting down turn in mining operations in South Africa. In future periods, we will continue to absorb losses up to the amount of the $500,000 we have deposited as collateral in support of IRCA's operating line of credit. We believe that the advance of $80,000 is collectible from IRCA Australia.

In connection with our September 1, 2003 purchase of 51% of Ayrshire, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition. The remaining $700,000 was advanced on November 3, 2003. The note is due December 30, 2006 provided that, if by December 2005 an option to purchase the additional 49% of Ayrshire has not been exercised, the loan shall be repayable in five equal annual installments, the first installment being payable on December 31, 2007 and the remaining installments payable in yearly intervals thereafter. As further consideration for our December 1, 2003 purchase of 51% of IRCA, we agreed to make a non-interest-bearing loan of $80,000 to IRCA Australia, which was advanced during fiscal 2004.

The other amortizable intangible assets are being amortized over varying periods, as indicated by independent valuations, using the straight-line method. The values assigned to these intangible assets are considered appropriate based on independent valuations. The technology-based intangible assets are being amortized over varying periods ranging from three to five years, as indicated by independent valuations, using the straight-line method. The following table sets forth the Company's acquired intangible assets in equity investments at June 30, 2004 which will continue to be amortized:

                                                 2004
                        -----------------------------------------------------
                            Gross       Weighted
                          Carrying    Average Life  Accumulated   Net Carrying
                           Amount      in Months    Amortization     Amount
                        -----------   ------------  -----------   -----------

Backlog                 $   123,142            55   $    22,922   $   100,220
Current and core
technology                   28,101            36         7,752        20,349
Distributor
relationships               122,579            60        20,349       102,230
Maintenance Contracts        67,345            60        11,144        56,201
In-Process R&D               20,833             0        20,833             -
Option value                325,000    indefinite             -       325,000
                        -----------                 -----------   -----------

               Total    $   687,000                 $    83,000   $   604,000
                        ===========                 ===========   ===========

Five Year Amortization schedule:

                         Fiscal Year              Amount
                      ----------------        -------------
                                  2005        $      75,095
                                  2006               75,095
                                  2007               63,828
                                  2008               55,346
                                  2009                9,636
                            Thereafter                    -
                                              -------------
                                 Total        $     279,000
                                              =============

NOTE 5 - COMMITMENTS

Total rental expense included in operations for operating leases for the fiscal year and nine month transition period ended June 30, 2004 and 2003, amounted to $161,758 and $44,524, respectively. The operating leases are for office space used by the Company for its operations. Certain lease rentals contain renewal options, and provide for payment of property taxes and operating expenses. These operating lease agreements expire at varying dates through 2008.

Total minimum lease commitments as of June 30, 2004:

                      Calendar Year              Amount
                   ------------------        --------------
                                 2004        $      224,307
                                 2005               371,943
                                 2006               333,591
                                 2007               322,169
                                 2008               134,237
                           Thereafter                     -
                                             --------------
                                Total        $    1,386,247
                                             ==============

As part of the Company's contractual arrangement with IRCA, it agreed to provide $500,000 on deposit with Standard Bank and restricted for use as collateral for an operating line of credit at IRCA. Should IRCA default on its line of credit with Standard Bank, these funds may be seized by Standard Bank.

NOTE 6 - LEGAL PROCEEDINGS

On September 12, 2003, we filed a Complaint (Case No. 2:03CV00798DAK), in the United States District Court for the District of Utah, Central Division, against CBL Global (f/k/a CBL Acquisition Corporation), and Robert Stephen Scammell, the sole shareholder of CBL-California; alleging, among other things, that Scammell and CBL-California provided us with misstated financial statements prior to our merger in October 2002 with CBL-California and CBL Global. On September 18, 2003, we filed a First Amended Complaint and Jury Demand, which added as defendants CBL Global and Brian Kennedy, the sole shareholder of CBL-Australia. The First Amended Complaint alleged causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for violations of Section 20(a) of the Securities Exchange Act of 1934, for declaratory relief and breach of contract, for common law fraud, and for negligent misrepresentation.

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

In December, 2003, pursuant to a settlement agreement we reconveyed our interests in CBL Global and its Australian subsidiaries (collectively "CBL") to Messrs. Scammell and Kennedy, the former owners of CBL. Pursuant to the terms of the settlement agreement each party released any and all claims against each other, we conveyed all of our interest in CBL back to the former owners in exchange for surrender and cancellation of 3,000,000 shares of Company stock issued to them in connection with acquisition of CBL and the cancellation of $1,000,000 in convertible notes payable to them. Also, as a result of the divestiture, $222,151 owed by CBL Global to Messrs. Kennedy and Scammell is no longer an obligation of the Company. Through CBL's strategic alliance with IRCA, Trinity will continue to market CBL-related workplace learning content and products in Africa.

NOTE 7 - RELATED PARTY TRANSACTIONS

Our corporate reorganization during the fiscal year ended September 30, 2002 was effected primarily by two of our officers and directors, Messrs. Douglas Cole and Edward Mooney. During that fiscal year and the transition period subsequent thereto, we entered into several transactions with these individuals and with entities controlled by them, as well as entities controlled by Theodore Swindells, a significant stockholder of our company.

As of August 8, 2002, we formalized a Debt Conversion Agreement with Global Marketing Associates, Inc. ("GMA"), holder of a convertible promissory note (the "GMA Note") in the principal amount of $166,963, pursuant to which the principal amount of the note, along with accrued interest thereon, was made convertible, under certain conditions, into 3,200,000 shares of our common stock. The GMA Note was originally issued in November 2000 to the attorneys of our predecessor company and was subsequently acquired by Pacific Management Services, Inc., who assigned the note to GMA. GMA subsequently assigned the right to acquire 2,600,000 of the 3,200,000 shares of common stock to several persons, including Messrs. Cole, Mooney, and Swindells and European American Securities, Inc. ("EAS"), a private entity of which Mr. Swindells is a principal. Pursuant to the assignment, Messrs. Cole and Mooney each acquired the right to acquire 600,000 shares of the common stock, EAS acquired the right to acquire 400,000 shares, and Mr. Swindells acquired the right to acquire 1,000,000 shares. As of January 2003, all 3,200,000 shares of our common stock had been issued pursuant to the terms of the GMA Note. Fifty percent of such shares are subject to a two-year lock-up provision that restricts transfer of such shares without prior written consent of our board of directors.

As of July 15, 2002, we entered into a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly King's Peak Advisors, LLC. The Agreement is automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Messrs. Cole, Mooney and Swindells. At our August 19, 2003 board of directors' meeting, our board of directors voted to suspend the Advisory Agreement from August 15, 2003 until January 2004, and this agreement remains suspended. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of our common stock in March 2003. The remaining balance of $205,000 was paid in full to GCP as of June 30, 2004.

As of July 31, 2002, we entered into an Advisory Agreement with EAS, a private entity of which Mr. Swindells is a principal, pursuant to which EAS agreed to provide financial advisory and investment banking services to us in connection with various equity and/or debt transactions. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable, at EAS' option, in cash or our common stock. On October 2, 2003, we renewed the agreement with EAS on terms similar to those contained in the first agreement. On January 1, 2004, we amended the October 2003 agreement in connection with our January 2004 senior convertible bridge note offering, which closed on May 28, 2004, for which we paid EAS a fee of 10%. Through June 30, 2004, EAS had earned a total of $1,065,104 pursuant to our arrangement with them, of which $345,450 was earned in connection with private equity and/or debt transactions and $719,654 was earned for advisory services in connection with certain acquisitions. In January 2004, 250,000 shares of our common stock with a fair market value of $375,000, was paid to EAS in the Company's common stock. As of June 30, 2004, the balance owed to EAS was $66,653. On May 27, 2004, European American Perinvest Group, a subsidiary of EAS, invested $100,000 in our 2004 senior convertible bridge note offering. On May 28, 2004, this investment was converted to 166,699 restricted shares of our common stock.

During the period August 2001 to June 30, 2002, Mr. Swindells advanced a total of $925,000 to us by way of short-term non-interest bearing convertible working capital loans. We repaid $500,000 of the total amount owing in September 2003 and issued an aggregate of 850,000 shares of our common stock to Mr. Swindells in November 2003 in payment of the remaining balance of $425,000. During the period June 2004 to October 2004, Mr. Swindells advanced us $155,000. On August 10, 2004 we repaid $50,000 of this amount and on November 2, 2004 we paid the remaining balance of $105,000. On October 14, 2004, Mr. Swindells exercised warrants to purchase 300,000 shares of our common stock at $0.05 per share.

In October 2002, we issued convertible promissory notes in the aggregate principal amount of $500,000 (the "Bridge Financing Notes") to certain individuals and entities, and in connection with the issuance of the Bridge Financing Notes, issued warrants to the holders of the notes to purchase additional shares of common stock. Of the total principal amount of the Bridge Financing Notes, $55,000 was advanced by GCP and $120,000 by Mr. Swindells. On May 19, 2003, the aggregate principal amount of the Bridge Financing Notes and accrued interest thereon of $34,745 was converted into 1,336,867 shares of common stock at a price of $0.40 per share. The warrants issued in connection with the Bridge Financing Notes are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion. On March 26, 2004, GCP exercised its warrants in a cashless exercise for which it received a total of 126,042 shares of common stock.

Effective October 1, 2002, we issued an aggregate of 1,200,000 restricted shares of our common stock at a price of $0.025 per share to our three directors, Messrs. Cole, Mooney and Jobe, in consideration for past services valued at $30,000.

In connection with our acquisition of our interest in IRCA, we entered into an agreement with Titan Aviation Ltd. ("Titan"), a private company held in a trust of which Mr. Martin Steynberg and other business partners are the beneficiaries. Pursuant to this agreement, we paid Titan on May 14, 2004 the sterling equivalent of the sum of 4,000,000 South African Rand ($607,165) in consideration for various services rendered to IRCA. Mr. Steynberg, who is a stockholder in IRCA Investments (Proprietary) Limited, which owns 25.1% of IRCA, became a director of our company on January 1, 2004 pursuant to the terms of the IRCA acquisition.

William Jobe, one of our directors, was paid a total of $59,500 during the period December 2003 to May 2004 and in September 2004 he was paid an additional $4,815 as compensation for merger and acquisition services associated with our acquisition of TouchVision.

From time to time, Jan-Olaf Willums, an officer of VILPAS, as well as companies of which he is a director, have advanced funds to VILPAS. The current balance of $177,179, of which $105,112 bears interest at 8% per annum and $72,067 is non-interest bearing, has no fixed terms of repayment.

NOTE 8 - NOTES PAYABLE

As of June 30, 2004 and June 30, 2003, notes payable consisted of the following:

                                                                      June 30, 2004   June 30, 2003
                                                                      -------------   -------------
Notes payable to third parties:

Notes payable to two credit unions; interest only payable
monthly, principal due in full February 5, 2005,
unsecured, interest at 12% per annum.                                 $    250,000    $          -

Third party creditors; unsecured, non-interest bearing and
no fixed terms of repayment.                                                10,810               -

Third party individuals; due September 1, 2006, unsecured,
interest at 10% per annum, interest only payable monthly,
principal due in full at maturity.                                          73,560               -

Bank note payable; due October 29, 2004, secured by
Company vehicle, interest at 9.5% per annum, monthly
payments of principal and interest.                                         12,103               -

Revolving bank lines of credit; unsecured, interest
ranging from prime plus 2.625% to prime plus 6.75%,
monthly payments of principal and interest.                                133,128               -

Revolving third party line of credit; unsecured, interest
at prime plus 1.99%, monthly payments of principal and
interest.                                                                   11,182               -

Notes payable to related parties:

Note payable to related party; due December 31, 2004,
unsecured, interest at 6% per annum.                                        13,297               -

Convertible note payable to a related party, unsecured,
non-interest bearing, no fixed terms of repayment.                          50,000         925,000

                                                                      June 30, 2004   June 30, 2003
                                                                      -------------   -------------
Note payable to a related party; unsecured, interest at 8%
per annum on $105,112; non-interest bearing on $72,067, no
fixed terms of repayment.                                                  177,179               -

Notes payable to the former owners of CBL, unsecured,
interest at 7% per annum, due September 1, 2003, cancelled
pursuant to the settlement agreement discussed in Note 6.                        -         222,151

Notes payable issued for acquisitions and equity investments:

Convertible notes payable to the former owners of CBL,
secured by assets of the subsidiary, interest at 7% per
annum, due September 1, 2004, cancelled pursuant to the
settlement agreement discussed in Note 6.                                        -       1,000,000

Convertible note payable to a related party for VILPAS
purchase; due August 5, 2005, unsecured, non-interest
bearing.                                                                   500,000               -

Convertible note payable to a related party for IRCA
purchase; due December 31, 2005, unsecured, non-interest
bearing.                                                                    20,000               -

Convertible note payable to a related party for Riverbend
purchase; due December 31, 2006, unsecured, non-interest
bearing.                                                                    20,000               -
                                                                      ------------    ------------
                                                Total notes payable      1,271,259       2,147,151
        Less: current maturities                                        (1,159,430)     (2,147,151)
                                                                      ------------    ------------
                                            Long-term notes payable   $    111,829    $          -
                                                                      ============    ============

Maturity schedule for notes payable:

                       Fiscal Year               Amount
                   ------------------       ---------------
                                2005        $     1,159,430
                                2006                 20,000
                                2007                 91,829
                                2008                      -
                                2009                      -
                          Thereafter                      -
                                            ---------------
                               Total        $     1,271,259
                                            ===============

NOTE 9 - STOCK OPTION PLAN

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

The following schedule summarizes the activity during the fiscal year ended June 30, 2004 and the nine month transition period end June 30, 2003, respectively:

                                                   2004                          2003
                                       ----------------------------   ---------------------------
                                                         Weighted-                      Weighted-
                                                          Average                        Average
                                                         Exercise                       Exercise
                                          Shares           Price         Shares           Price
                                       ------------    ------------   ------------   ------------
Outstanding at beginning of year          2,447,000    $       0.23              -   $          -
Granted                                   4,245,000            0.50      2,447,000           0.23
Exercised                                   (45,410)           0.05              -              -
Canceled                                 (1,076,590)           0.29              -              -
                                       ------------    ------------   ------------   ------------
      Outstanding at end of year          5,570,000    $       0.43      2,447,000   $       0.23
                                       ============    ============   ============   ============
      Exercisable at year-end             2,571,524    $       0.39        963,625   $       0.22
                                       ============    ============   ============   ============

Stock options outstanding and exercisable under 2002 Stock Plan as of June 30, 2004 are as follows:

                                        Weighted          Average Remaining     Number of Options       Weighted
   Range of      Number of Options       Average          Contractual Life           Vested              Average
Exercise Price      Outstanding       Exercise Price           (Years)            (Exercisable)       Exercise Price
--------------   ----------------    ----------------    -------------------    -----------------    ---------------
     $0.05                500,000    $           0.05            3.27                     340,753    $          0.05
     $0.25                800,000                0.25            3.45                     510,274               0.25
     $0.50              4,270,000                0.50            4.39                   1,720,497               0.50
                 ----------------    ----------------                           -----------------    ---------------
                        5,570,000    $           0.43                                   2,571,524    $          0.39
                 ================    ================                           =================    ===============

There are 1,884,590 options available for grant at June 30, 2004. The weighted average grant date fair value of options granted as of June 30, 2004 is $0.43.

NOTE 10 - WARRANTS

Through June 30, 2004, the Company had issued warrants for purchase of its common stock to investors and service providers in connection with its financing transactions. The principal terms of the warrants are summarized below:

                                           Number of       Exercise Price          Exercisable
        Description                          Shares          per Share               Through
        -----------                      -------------     -------------          -------------
2002 Bridge Loan                               425,000     $        0.05           August 2004

October 2002 Equity Private Placement          500,000     $        1.00             May 2006

October 2002 Equity Private
Placement Bonus Warrants (1)                   250,000     $        2.00               n/a

May 2003 Equity Private Placement            2,438,000     $        1.00           August 2006

May 2003 Equity Private Placement            7,708,600     $        1.00           October 2006

May 2003 Bonus Warrants (1)                  5,073,300     $        2.00               n/a

Warrants Issued to Financial Advisors          200,050     $        0.60           October 2006

Warrants Issued to Investment Bank              20,000     $        0.50            July 2008

Warrants Issued to Mr. Swindells on
note conversion                                850,000     $        1.00          November 2006

Bonus Warrants to Mr. Swindells (1)            425,000     $        2.00               n/a

2004 Bridge Loan Warrant                     2,695,000     $        1.00      February and May 2009
                                         -------------     -------------

                                Total       20,584,950     $        1.23
                                         =============     =============

*    Value not assigned.
(1)  Bonus warrants are issuable upon exercise of the original warrant.

NOTE 11 - INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 ("SFAS No. 109") "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between book and carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

The Company has no federal, state or foreign jurisdiction, current or deferred income tax expense for the years ended June 30, 2004 and 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total deferred tax assets, and deferred tax asset valuation allowances at June 30, 2004 and 2003 are as follows:

                                                             June 30, 2004      June 30, 2003
                                                             -------------      -------------
      Net operating loss carryforward
           Federal                                           $   2,169,700      $     686,900
           State                                                   479,500            161,500
           Foreign                                                 560,500            118,500
      Reserve for deferred revenues
           Federal                                                  12,600                  -
           State                                                     2,900                  -
      Accrued compensation costs
           Federal                                                  46,000             18,360
           State                                                    10,800              4,300
                                                             -------------      -------------
                                                                 3,282,000            989,560
      Less valuation allowance for deferred tax assets          (3,282,000)          (989,560)
                                                             -------------      -------------
                         Net Current Deferred Tax Assets     $           -      $           -
                                                             =============      =============

The valuation allowance for deferred tax assets was increased by $2,292,440 during the year ended June 30, 2004 and increased by $635,000 during the year ended June 30, 2003.

At June 30, 2004, the Company has available net operating loss carryforwards of approximately $6,881,500 for federal income tax purposes that begin to expire in 2021. The federal carryforwards resulted from losses generated in 2001 through 2004. The Company also has net operating loss carryforwards available for state income tax purposes of $5,454,100 that begin to expire in 2021. The Company also has approximately $1,475,000 of foreign net operating loss carryforwards. These loss carryovers are limited per Section 382.

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

                                                                        2004            2003
                                                                    ------------    ------------
     Expense at Federal statutory rate - 34%                        $ (2,611,436)   $   (467,900)
     State tax effects, net of Federal tax benefits                     (664,032)       (110,100)
     Nondeductible expenses                                            1,733,530          84,145
     Foreign tax effects                                                (330,000)       (118,500)
     Taxable temporary differences                                           184               -
     Deductible temporary differences                                     (9,686)        (22,660)
     Acquired net operating loss carryforward from subsidiary           (411,000)              -
     Deferred tax asset valuation allowance                            2,292,440         635,015
                                                                    ------------    ------------
                                             Income tax provision   $          -    $          -
                                                                    ============    ============

In connection with acquiring of TouchVision and VILPAS, the Company has recorded a deferred tax benefit of $411,000 for net operating loss carryforwards that will be offset against goodwill recorded pursuant to the above mentioned acquisition when the tax benefit is realized.

No goodwill is expected to be deductible for tax purposes in any geographical segment.

The components of income (loss) before taxes for domestic and foreign operations are as follows for the year ended June 30, 2004 and 2003.

                                            2004                            2003
                                ----------------------------    ----------------------------
                                  Domestic        Foreign         Domestic        Foreign
                                ------------    ------------    ------------    ------------
Revenues                        $  1,113,464    $  1,476,628    $          -    $    167,790
Expenses                           5,097,996       2,568,056       1,596,823         561,017
                                ------------    ------------    ------------    ------------
Loss from Operations              (3,984,532)     (1,091,428)     (1,596,823)       (393,227)
Other Expenses                    (6,377,645)           (999)        (79,965)         (1,969)
Minority Interest & Equity                 -          (7,459)              -               -
                                ------------    ------------    ------------    ------------
Loss before Income Taxes        $(10,362,177)   $ (1,099,886)   $ (1,676,788)   $   (395,196)
                                ============    ============    ============    ============

NOTE 12 - SEGMENT AND RELATED INFORMATION

We operate as a single business segment; however, our consolidated subsidiaries are organized geographically into reporting segments consisting of the United States Division, the European Division, the Australia Division and the South Africa Division. Our United States division comprises our corporate operations and subsidiaries domiciled in the United States of America. The European division comprises subsidiaries domiciled in Europe; the Australia Division comprises subsidiaries domiciled in Australia. The South Africa division comprises non-consolidated subsidiaries domiciled in South Africa accounted for using the equity method of accounting including a two person office owned by them in Australia.

As of and for the fiscal year ended June 30, 2004:

                                                       Investment
                                        Depreciation   Losses in                               Property
                            Operating        &         Associated    Accounts                      &          Total         Net
                Revenue        Loss     Amortization   Companies    Receivable    Goodwill     Equipment     Assets       Assets
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
United States  $1,113,463  $(4,680,565)  $   221,883  $         -   $   140,560  $   910,000  $     3,517  $ 3,997,388  $   320,538
Europe            669,160      (19,866)       19,616            -        45,116      563,009            -    1,701,409      117,253
Australia         807,468     (375,529)       37,861            -        57,488      376,517       33,643      554,343        6,729
South Africa            -            -             -   (2,714,985)            -            -            -            -            -
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $2,590,091  $(5,075,960)  $   279,360  $(2,714,985)  $   243,164  $ 1,849,526  $    37,160  $ 6,253,140  $   444,520
               ==========  ===========   ===========  ===========   ===========  ===========  ===========  ===========  ===========

As of and for the nine month transition period ended June 30, 2003:

                                                       Investment
                                        Depreciation   Losses in                               Property
                            Operating        &         Associated    Accounts                      &          Total         Net
                Revenue        Loss     Amortization   Companies    Receivable    Goodwill     Equipment     Assets       Assets
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
United States  $        -  $(1,114,213)  $         -  $         -   $         -  $         -  $         -  $   232,177  $  (584,224)
Europe                  -            -             -            -             -            -            -            -            -
Australia         167,790     (875,836)      175,497            -        42,719            -       45,561    1,110,168     (946,712)
South Africa            -            -             -            -             -            -            -            -            -
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $  167,790  $(1,990,050)  $   175,497  $         -   $    42,719  $         -  $    45,561  $ 1,342,344  $(1,530,936)
               ==========  ===========   ===========  ===========   ===========  ===========  ===========  ===========  ===========

NOTE 13 - STOCKHOLDERS' EQUITY

In October 2002, we issued convertible promissory notes in the aggregate principal amount of $500,000 (the "Bridge Financing Notes") to certain individuals and entities, and in connection with the issuance of the Bridge Financing Notes, issued warrants to the holders of the notes to purchase additional shares of common stock. Of the total principal amount of the Bridge Financing Notes, $55,000 was advanced by GCP and $120,000 by Mr. Swindells. On May 19, 2003, the aggregate principal amount of the Bridge Financing Notes and accrued interest thereon of $34,745 was converted into 1,336,867 shares of common stock at a price of $0.40 per share. The warrants issued in connection with the Bridge Financing Notes are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion. On March 26, 2004, GCP exercised its warrants in a cashless exercise for which it received a total of 126,042 shares of common stock.

On October 1, 2002, we authorized a Stock Purchase Agreement in order to retain qualified directors and officers. The Stock Purchase Agreement allowed various directors to purchase an aggregate of 1,200,000 shares of our common stock at a price of $0.025 per share. A total of $30,000 was paid to these directors via issuance of 1,200,000 shares of the Company's common stock.

On October 1, 2002, we completed the acquisition of all the issued and outstanding shares of CBL. In consideration for the CBL shares we issued 3,000,000 shares of common stock and an aggregate of $1,000,000 in promissory notes convertible into 500,000 shares of our common stock. A total of 1,000,000 shares of those issued are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former CBL shareholders.

On October 2, 2002, we issued 1,070,000 shares of common stock in settlement of outstanding amounts due for services rendered to the Company. These shares were issued at $0.025 per share totaling $26,750.

During the period November 15, 2002 to January 21, 2003, we issued 3,200,000 shares in exchange for $166,963, respectively of unsecured notes payable.

On March 20, 2003, we issued 4,400,000 shares of common stock in settlement of $110,000 of amounts due to Granite Creek Partners ("GCP") formerly Kings Peak Advisors, LLC.

On June 16, 2003, we completed a recapitalization of our common stock by (i) effecting a reverse split of our outstanding common stock on the basis of one share for each 250 shares owned, with each resulting fractional share being rounded up to the nearest whole share, and (ii) subsequently effecting a forward split by dividend to all stockholders of record, pro rata, on the basis of 250 shares for each one share owned. The record date for the reverse and forward splits was June 4, 2003. As a result of the recapitalization, the number of shares outstanding 13,419,774 remained unchanged. Between July and October 2003, an additional 19,090 shares of common stock were issued to shareholders, and shares owned by members of management were cancelled pursuant to this recapitalization.

Between January and April 2003, we sold by way of a private placement an aggregate of 250,000 units at a price of $1.00 per unit, for aggregate consideration of $250,000. Each unit entitles the holder to two shares of our common stock and two three year warrants, each to purchase an additional share of common stock for $1.00 per share. If all warrants are fully exercised by the holder of such warrants, a bonus warrant will be issued entitling the holder to purchase one additional share of common stock for $2.00.

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

During the period June 1, 2003 to October 31, 2003, we sold by way of a private placement an aggregate of 5,073,300 units at a price of $1.00 per unit, for aggregate consideration of $5,073,300. Each unit comprised two shares of our common stock and two warrants, each exercisable for one additional share of our common stock. In addition, each unit carried the right to acquire an additional warrant to purchase, under certain conditions, up to one additional share of common stock. In connection with the private placement, we paid $448,105 in commissions and issued to various financial advisors, 567,160 additional shares of our common stock and five-year warrants to purchase 207,050 shares of our common stock.

In December 2003, we completed the divestiture of our interests in CBL Global and CBL to the former owners of CBL. In conjunction with the management buyout, we entered into a Settlement Agreement with respect to our litigation with CBL as described in our 10KSB filed with the U.S. Securities and Exchange Commission. We acquired CBL from its former owners in October 2002. Pursuant to the terms of the agreement, we have conveyed all our interest in CBL back to the former owners in exchange for surrender and cancellation of all shares of Trinity stock issued to them in connection with the acquisition of CBL and the cancellation of approximately $1,000,000 in convertible notes payable to them.

From time to time, since inception of our current operating strategy, Mr. Swindells has provided short-term working capital loans on a non-interest bearing basis. The principal may be converted into such other debt or equity securities financings that we may issue in private offerings while the loan is outstanding. In September 2003, we repaid $500,000 on the $925,000 note balance then outstanding. In November 2003, the remaining balance of $425,000 was converted into 850,000 shares of common stock and issued to Mr. Swindells. During the period June 2004 to July 2004 Mr. Swindells advanced us $120,000. On August 10, 2004 we repaid $50,000 of this amount.

During the period February 2004 to November 2004, certain warrant holders from the 2002 Bridge Financing exercised warrants at $0.05 per share for 1,238,542 shares of our common stock. Included in this amount are 126,042 shares issued to Granite Creek Partners ("GCP"), formerly known as Kings Peak Advisory, LLC.

In January 2004, the Company commenced an offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes"). The Notes were convertible at 80% of the "Next Equity Financing" offering price. In addition, for each $1.00 invested, the investor received a five year warrant to purchase a share of the Company's common stock at $1.00 per share. Using the Black Scholes option valuation model a value of $1,245,580 was attributed to the warrants and recorded as a discount on notes payable. On March 25, 2004, the Company's board of directors voted to allow conversion of the notes and accrued interest if converted prior to April 5, 2004 at a conversion price of $0.60 per share. As a result, certain investors elected to convert $836,000 in principal of the total amount then outstanding of $1,146,000 plus accrued interest of $5,108 as of March 25, 2004. The difference of $1,312,378 between the fair market value of the shares issued calculated using $1.25 per share and the carrying value of the debt plus accrued interest of the debt retired was recorded as debt conversion expense. At its May 12, 2004 meeting, the board voted to allow the remaining investors to convert principal and interest at $0.60 per share. As a result, on May 28, 2004 investors converted the remaining principal then outstanding of $1,859,000 plus accrued interest of $11,922 to common stock. The difference of $2,136,954 between the fair market value of the shares then outstanding calculated using $1.05 per share and the carrying value of the debt plus accrued interest of the debt retired was recorded as debt conversion expense. As a result of these transactions 4,520,069 shares of our common stock were issued and a net credit to common stock of $5,034,044 was recorded. Financing fees incurred in connection with the sale of the notes are approximately $241,200

Finally, 100,000 and 40,721 shares of the Company's common stock were issued to Mr. Ron Posner and TN Capital Equities, Inc. for finders' fees for the Riverbend and IRCA acquisitions and for fundraising, respectively. During the year ended June 30, 2004 858,952 shares of the Company's common stock were issued at a weighted average price per share of $0.04 for the exercise of options and warrants resulting in gross proceeds to the Company of $34,375.

NOTE 14 - GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. These conditions raise substantial doubt about our ability to continue as a going concern

To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.

On July 29, 2004, we issued a secured convertible promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus"). The note matures on October 27, 2004, and bears interest at the rate of twelve percent (12%). The holder of the note has the option to participate in a subsequent financing during the term of the note, and in lieu of all or part of any cash payment that would otherwise be made to us in connection with such financing, the holder may elect to contribute $1.00 of debt forgiveness under the note for each $1.00 of such participation. In connection with the issuance of the note, we also issued to Oceanus a five-year warrant to purchase up to 125,000 shares of our common stock at a price of $1.00 per share. We also entered into a registration rights agreement with Oceanus covering the shares issuable upon any conversion of the note and the shares underlying the warrant. On September 1, 2004, we repaid the principal owing on the promissory note.

On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $5.5 million and (ii) a five-year warrant ("Warrant") to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the Note proceeds, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; the outstanding principal balance of $500,000 was repaid to Oceanus and the remainder of the loan proceeds was used for operating needs. The principal amount of the Note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly payments of at least $22,000, commencing November 1, 2004, toward the outstanding non-restricted principal amount. The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. We have granted Laurus a right of first refusal with respect to any debt or equity financings, and Laurus has the right to loan to us up to an additional $2.2 million, within 270 days of closing on the same terms and conditions as contained in the Laurus agreements pertaining to the Note and Warrant.

Trinity's future capital requirements will depend on our ability to successfully implement these initiatives and other factors, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets, and overall financial market conditions in the United States and other countries where we will seek prospective investors.

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at June 30, 2004, we will not be able to sustain operations for more than one month without additional sources of financing.

                                  EXHIBIT INDEX

EXHIBITS

2.1 Articles of Restatement of the Articles of Incorporation of Trinity Learning Corporation dated February 25, 2003 (4)

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

10.36 Warranties of Seller under the Acquisition Agreement dated September 1, 2003 between Great Owl Limited, a British Virgin Islands company, and Trinity Learning Corporation. (6)

10.37 Warranties of Purchaser under the Acquisition Agreement dated September 1, 2003 between Great Owl Limited, a British Virgin Islands company, and Trinity Learning Corporation. (6)

10.38 Convertible Promissory Note dated September 1, 2003, issued by Trinity Learning Corporation to Great Owl Limited, a British Virgin Islands company. (6)

10.39 Acquisition Agreement dated December 1, 2003 between Musca Holding Limited, Trinity Learning Corporation and Danlas Limited. (7)

10.40 Escrow Agreement dated December 1, 2003 by and among Musca Holding Limited, Trinity Learning Corporation, and Reed Smith of London as escrow agent. (7)

10.41 Deed of Pledge dated December 1, 2003 by Trinity Learning Corporation, a Utah corporation, to Musca Holding Limited, a British Virgin Islands company. (7)

10.42 Warranties of Seller under the Acquisition Agreement dated December 1, 2003 between Musca Holding Limited, a British Virgin Islands company, and Trinity Learning Corporation. (7)

10.43 Warranties of Purchaser under the Acquisition Agreement dated December 1, 2003 between Musca Holding Limited, a British Virgin Islands company, and Trinity Learning Corporation. (7)

10.44 Convertible Promissory Note in the principal amount of $20,000.00 dated December 1, 2003, issued by Trinity Learning Corporation, a Utah corporation, to Musca Holding Limited, a British Virgin Islands company. (7)

10.45 Convertible Promissory Note in the principal amount of $10,000.00 dated December 1, 2003, issued by Trinity Learning Corporation, a Utah corporation, to Musca Holding Limited, a British Virgin Islands company. (7)

10.46 Convertible Promissory Note in the principal amount of $10,000.00 dated December 1, 2003, issued by Trinity Learning Corporation, a Utah corporation, to Musca Holding Limited, a British Virgin Islands company. (7)

10.47 Settlement and Release Agreement made as of December 17, 2003, by and among Trinity Learning Corporation, CBL Global Corp., Competency Based Learning, Inc., Competency Based Learning Pty. Ltd. ACN 084 763 780, ACN 082 126 501 Pty Ltd, Stephen Scammell, and Brian Kennedy. (8)

10.48 Finder's Fee Agreement dated August 9, 2003 between Trinity Learning Corporation and London Court Ltd. (9)

10.49 Placement Agent Agreement dated May 30, 2003 between the Company and ACAP Financial, Inc. (9)

10.50 Financial Advisory Agreement dated May 29, 2003 between the Company and Merriman Curhan Ford & Co. (9)

10.51 Finder's Fee Agreement dated April 11, 2003 between the Company and TN Capital Equities, Ltd. (9)

10.52 Agreement dated December 17, 2003 between Trinity Learning Corporation and Titan Aviation Ltd. (9)

10.53 Acquisition Agreement dated March 1, 2004 by and among Trinity Learning Corporation and the Shareholders. (10)

10.54 Escrow Agreement dated March 1, 2004 by and among Trinity Learning Corporation, the Shareholders, Jan-Olaf Willums as Shareholder Representative and Heritage Bank of Commerce as escrow agent. (10)

10.55 Convertible Promissory Note in the principal amount of $500,000.00 dated March 1, 2004, issued by Trinity Learning Corporation to Inspire AS. (10)

10.56 Amended Agreement dated March 1, 2004 between Trinity Learning Corporation and Titan Aviation Ltd. (11)

10.57 Sublease Agreement dated July 22, 2003 between Trinity Learning Corporation and Vargus Marketing Group, Inc. (11)

10.58 Amended Agreement dated January 1, 2004 between the Company and European American Securities (12)

10.59     Agreement dated July 14, 2002 between the Company and Lynne Longmire.
          (12)

10.60 Agreement dated December 12, 2002 between the Company and Acquimmo-Salenko M&A. (12)

10.61 Agreement dated January 23, 2004 between the Company and Bathgate Capital Partners, LLC. (12)

10.62 Agreement dated February 3, 2004 between the Company and Doherty & Co., LLC. (12)

10.63 Agreement dated February 19, 2004 between the Company and Nordic Enterprise BV. (12)

10.64 Agreement dated March 1, 2004 between the Company and VanCamp Advisors, LLC. (12)

10.65 Agreement dated March 22, 2004 between the Company and Newforth Partners, LLC. (12)

10.66 Agreement dated March 23, 2004 between the Company and GVC Financial Services, LLC. (12)

10.67 Agreement and Plan of Merger dated February 22, 2004 between ProsoftTraining and the Company. (16)

10.68 Termination Agreement between the Company and ProsoftTraining dated July 22, 2004. (16)

10.69     Amended and Restated 2002 Stock Plan. (13) #

10.70 Securities Purchase Agreement dated July 29, 2004 between the Company and Oceanus Value Fund, L.P. (16)

10.71 Senior Secured Promissory Note dated July 29, 2004 issued by the Company to Oceanus Value Fund, L.P. (16)

10.72 Security Agreement dated July 29, 2004 between the Company and Oceanus Value Fund, L.P. (16)

10.73 Registration Rights Agreement dated July 29, 2004 between the Company and Oceanus Value Fund, L.P. (16)

10.74     Warrant dated July 29, 2004 to Oceanus Value Fund, L.P. (16)

10.75 Financial Advisory Agreement dated July 19, 2004 between the Company and Merriman Curhan Ford & Co. (16)

10.76 Agreement dated July 8, 2004 between the Company and TN Capital Equities, Ltd. (16)

10.77 Agreement dated July 23, 2004 between the Company and Bridgewater Capital Corporation. (16)

10.78 Securities Purchase Agreement dated August 31, 2004 between Trinity Learning Corporation and Laurus Master Fund, Ltd. (17)

10.79 Restricted Account Agreement dated August 31, 2004 between North Fork Bank, Trinity Learning Corporation and Laurus Master Fund, Ltd. (17)

10.80 Restricted Account Letter Agreement dated August 31, 2004 between Laurus Master Fund, Ltd. and Trinity Learning Corporation. (17)

10.81 Secured Convertible Term Note dated August 31, 2004 issued by Trinity Learning Corporation to Laurus Master Fund, Ltd. (17)

10.82 Common Stock Purchase Warrant dated August 31, 2004 issued by Trinity Learning Corporation to Laurus Master Fund, Ltd. (17)

10.83 Registration Rights Agreement dated August 31, 2004 between Trinity Learning Corporation and Laurus Master Fund , Ltd. (17)

10.84 Stock Pledge Agreement dated August 31, 2004 among Laurus Master Fund, Ltd., Trinity Learning Corporation and TouchVision, Inc. (17)

10.85 Master Security Agreement dated August 31, 2004 among Laurus Master Fund, Ltd., Trinity Learning Corporation and TouchVision, Inc. (17)

10.86 Subsidiary Guarantee dated August 31, 2004 among Laurus Master Fund, Ltd., Trinity Learning Corporation and TouchVision, Inc. (17)

10.87 Agreement dated August 11, 2004 between the Company and Resource Works, Inc.*

10.88 Agreement dated October 1, 2004 between the Company and MCC Financial Services Advisors, Inc.*

10.89 Agreement dated October 12, 2004 between the Company and Hyacinth Resources, Inc.*

16.1      Letter provided by Bierwolf, Nilson & Associates. (14)

16.2      Letter provided by Chisholm, Bierwolf & Nilson, LLC. (15)

21.1      Subsidiaries of Trinity Learning Corporation. *

23.1      Consent of Independent Public Accountant *

31.1      Certification of Chief Executive Officer. *

31.2      Certification of Chief Financial Officer. *

32.1      Certification of Chief Executive Officer. *

32.2      Certification of Chief Financial Officer, *

*         Filed herewith.

#         Denotes a management contract or compensatory plan.

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

(7) Incorporated by reference from a current report on Form 8-K filed by the registrant on December 17, 2003.

(8) Incorporated by reference from a current report on Form 8-K filed by the registrant on January 6, 2004.

(9) Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on February 23, 2004.

(10) Incorporated by reference from a current report on Form 8-K filed by the registrant on March 2, 2004.

(11) Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on May 17, 2004.

(12) Incorporated by reference from the quarterly report on Form 10-QSB/A filed by the registrant on June 14, 2004.

(13) Incorporated by reference from the Registration Statement on Form S-8 filed by the registrant on February 6, 2004.

(14) Incorporated by reference from the current report on Form 8-K filed by the registrant on February 24, 2004.

(15) Incorporated by reference from the current report on Form 8-K/A filed by the registrant on July 26, 2004.

(16) Incorporated by reference from the Registration Statement on Form SB-2 filed by the registrant on August 13, 2004.

(17) Incorporated by reference from the current report on Form 8-K filed by the registrant on September 7, 2004.

(18) Incorporated by reference from the current report on Form 8-K filed by the registrant on October 18, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRINITY LEARNING CORPORATION


December 2, 2004                          By:  /S/ DOUGLAS D. COLE
                                               -------------------

                                               Douglas D. Cole
                                               Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                        Date
         ---------                      -----                        ----

    /s/ Douglas D. Cole      Chief Executive Office            December 2, 2004
--------------------------   (Principal Executive Officer)
       Douglas Cole          and Director

 /s/ Edward Patrick Mooney   President and Director            December 2, 2004
--------------------------
   Edward Patrick Mooney

  /s/ Christine R. Larson    Chief Financial Officer           December 2, 2004
--------------------------
    Christine R. Larson

   /s/ Cynthia Jorgensen     Corporate Controller              December 2, 2004
--------------------------
     Cynthia Jorgensen

    /s/ William D. Jobe      Director                          December 2, 2004
--------------------------
      William D. Jobe

    /s/ Richard G. Thau      Director                          December 2, 2004
--------------------------
      Richard G. Thau

 /s/ Arthur Ronald Kidson    Director                          December 2, 2004
--------------------------
   Arthur Ronald Kidson

   /s/ Martin Steynberg      Director                          December 2, 2004
--------------------------
     Martin Steynberg



     Supplemental Information to Be Furnished With Reports Filed Pursuant to
        Section 15(d) of the Act By Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

     No annual report to stockholders or proxy materials were disseminated to the stockholders of Trinity Learning Corporation during the fiscal year ended June 30, 2004.