Form 10QSB
period 2004-09-30
TRINITY LEARNING CORP
filed 2004-12-14
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 15, 2004 31,402,643 shares of the issuer's Common Stock, no par value per share, were outstanding.

                  TRINITY LEARNING CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2004, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS: OUR ABILITY TO SUCCESSFULLY INTEGRATE TOUCHVISION, INC. ("TOUCHVISION"), RIVER MURRAY TRAINING PTY LTD ("RMT"), TRINITY LEARNING AS (F/K/A VIRTUAL LEARNING PARTNERS AS) SA ("VILPAS") , AND OUR MAJORITY INTERESTS IN AYRSHIRE TRADING LIMITED ("AYRSHIRE") AND DANLAS LIMITED ("DANLAS"); DETERIORATION IN CURRENT ECONOMIC CONDITIONS; OUR ABILITY TO PURSUE BUSINESS STRATEGIES; PRICING PRESSURES; CHANGES IN THE REGULATORY ENVIRONMENT; OUTCOMES OF FUTURE LITIGATION; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL TRADE; MONETARY AND FISCAL POLICIES; OUR ABILITY TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I.     FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
               Consolidated Balance Sheets September 30, 2004 (Unaudited) and June 30, 2004 (Audited).
               Consolidated Statements of Operations and Comprehensive Loss Three Months Ended September 30, 2004 and 2003. (Unaudited) Consolidated Statements of Cash Flows Three Months Ended September 30, 2004 and 2003 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures

PART II.    OTHER INFORMATION
Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                  Trinity Learning Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                   September 30,       June 30,
                                                                        2004             2004
                                                                    (Unaudited)       (Audited)
                                                                   -------------    -------------
Assets
------
Current Assets
     Cash and Cash Equivalents                                     $     846,860    $     892,739
     Accounts Receivable                                                 391,269          243,164
     Prepaid Expense and Other Current Assets                            231,356          229,802
                                                                   -------------    -------------
                                        Total Current Assets           1,469,485        1,365,705

Equity Investment in and Advances to Associated Companies              1,617,680        1,922,935
Property & Equipment, net                                                 33,502           37,160
Goodwill                                                               1,855,405        1,849,526
Intangible Assets, net                                                   390,333          434,958
Restricted Cash                                                        4,992,522          500,000
Other Assets, net                                                        397,731          142,856
                                                                   -------------    -------------
                                                Total Assets       $  10,756,658    $   6,253,140
                                                                   =============    =============

Liabilities, Minority Interest, Contingently Redeemable Equity and Stockholders' Equity
---------------------------------------------------------------------------------------
Liabilities
-----------
     Accounts Payable                                              $     880,359    $     814,651
     Accounts Payable-Related Parties                                     86,321           77,988
     Accrued Expenses                                                    614,937          721,192
     Interest Payable                                                      5,865           21,124
     Deferred Revenue                                                    325,551           85,685
     Notes Payable - Current                                             677,797          418,954
     Notes Payable - Related Parties                                     584,289          740,476
                                                                   -------------    -------------
                                         Current Liabilities           3,175,119        2,880,070
                                                                   -------------    -------------
     Notes Payable - Long Term                                         3,497,265           71,829
     Notes Payable - Long Term, Related Parties                          221,408           40,000
                                                                   -------------    -------------
                                       Long Term Liabilities           3,718,673          111,829
     Equity Investment in and Advances to Associated Company             343,246                -
                                                                   -------------    -------------
                                           Total Liabilities           7,237,038        2,991,899
                                                                   -------------    -------------

Minority Interest                                                        263,483          306,721
-----------------                                                  -------------    -------------

Contingently Redeemable Equity                                         2,510,000        2,510,000
------------------------------                                     -------------    -------------

Stockholders' Equity
--------------------
     Preferred Stock, 10,000,000 Shares Authorized at No Par
     Value, No Shares Issued and Outstanding in 2004 or 2003                   -                -
     Common Stock, 100,000,000 Shares Authorized at No Par
     Value, 31,040,143 shares Issued and Outstanding at
     September 30 and June 30, 2004                                   25,143,817       23,092,957
     Accumulated Deficit                                             (24,427,808)     (22,650,976)
     Other Comprehensive Income                                           30,128            2,539
                                                                   -------------    -------------
                                  Total Stockholders' Equity             746,137          444,520
                                                                   -------------    -------------
          Total Liabilities, Minority Interest, Contingently
                  Redeemable Equity and Stockholders' Equity       $  10,756,658    $   6,253,140
                                                                   =============    =============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
           Consolidated Statement of Operations and Comprehensive Loss

                                                                   Three Months Ended
                                                                      September 30,
                                                                  2004             2003
                                                                       (Unaudited)
                                                              ----------------------------
Revenue
-------
      Sales Revenue                                           $    902,854    $    253,993
      Cost of Sales                                               (180,905)        (32,497)
                                                              ------------    ------------
             Gross Profit                                          721,949         221,496
                                                              ------------    ------------
Expenses
--------
      Salaries & Benefits                                          889,302         567,719
      Professional Fees                                            296,587         216,565
      Selling, General & Administrative                            489,162         269,594
      Depreciation & Amortization                                   47,962          88,838
                                                              ------------    ------------
             Total Expense                                       1,723,013       1,142,716
                                                              ------------    ------------
                                   Loss from Operations         (1,001,064)       (921,220)
                                                              ------------    ------------

Other Expense
-------------
      Interest, net                                                144,949          23,288
      Debt Issuance                                                  7,194               -
      Equity Losses in Associated Companies                        648,501             995
      Foreign Currency Gain (Loss)                                       -             407
                                                              ------------    ------------
                                    Total Other Expense            800,644          24,690

Minority Interest                                                   24,876               -
-----------------                                             ------------    ------------

                               Loss before Income Taxes         (1,776,832)       (945,910)

      Income Taxes                                                       -               -
                                                              ------------    ------------
                                               Net Loss       $ (1,776,832)   $   (945,910)
                                                              ============    ============

      Net Loss Per Common Share
             Basic and Diluted                                $      (0.06)   $      (0.06)
                                                              ============    ============
      Weighted Average Shares Outstanding                       30,377,643      15,652,516
                                                              ============    ============

A summary of the components of other comprehensive loss for the three months ended September 30, 2004 and 2003 is as follows:

                                                                   Three Months Ended
                                                                      September 30,
                                                                  2004             2003
                                                                       (Unaudited)
                                                              ----------------------------
Net Loss                                                      $ (1,776,832)   $   (945,910)
Foreign Currency Translation Gain (Loss)                            27,589          (2,961)
                                                              ------------    ------------
                                     Comprehensive Loss       $ (1,749,243)   $   (948,871)
                                                              ============    ============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                        Three Months Ended September 30,
                                                                                             2004            2003
                                                                                         ------------    ------------
                                                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
    Net loss                                                                             $ (1,776,832)   $   (945,910)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                           47,962          88,838
       Debt issuance                                                                            7,194               -
       Non cash interest                                                                      120,999               -
       Equity losses of associated companies                                                  648,501             995
       Employee stock based compensation                                                      104,997          98,514
       Minority interest                                                                      (24,876)              -
    Changes in current assets and liabilities:
       Accounts receivable                                                                   (148,105)        (14,434)
       Prepaid expenses and other current assets                                               (4,623)        (34,238)
       Accounts payable and accrued expenses                                                  (47,497)         19,517
       Accounts payable - related parties                                                       8,333          (7,822)
       Deferred revenue                                                                       239,866          45,217
       Interest payable                                                                        (9,394)         21,590
                                                                                         ------------    ------------
             Net cash used by operating activities                                           (833,475)       (727,733)
                                                                                         ------------    ------------
Cash flows from investing activities:
       Payment for business acquisitions                                                            -         (64,868)
       Payment for business acquisitions - related party                                       (4,815)       (160,501)
       Restricted cash                                                                     (4,491,000)              -
       Advances to associated companies                                                             -        (274,959)
       Capital expenditures                                                                         -         (10,635)
                                                                                         ------------    ------------
             Net cash used by investing activities                                         (4,495,815)       (510,963)
                                                                                         ------------    ------------
Cash flows from financing activities:
       Repayments under short-term notes                                                     (500,000)              -
       Repayments under short-term notes - related party                                      (50,000)       (500,000)
       Borrowings under short-term notes                                                    6,120,000               -
       Fees paid to issue debt                                                               (259,000)              -
       Payments for financing fees                                                                  -        (360,242)
       Payments for financing fees - related party                                                  -         (68,000)
       Proceeds from sale of common stock                                                           -       3,004,500
                                                                                         ------------    ------------
             Net cash provided by financing activities                                      5,311,000       2,076,258
Effect of foreign exchange on cash                                                            (27,589)          2,961
                                                                                         ------------    ------------
       Net (decrease)increase in cash                                                         (45,879)        840,523
Cash at beginning of period                                                                   892,739          86,511
                                                                                         ------------    ------------
Cash at end of period                                                                    $    846,860    $    927,034
                                                                                         ============    ============

   Supplemental information:
       Interest paid                                                                     $     19,795    $      2,716
                                                                                         ============    ============
       Warrants issued with convertible notes                                            $  1,193,770    $          -
                                                                                         ============    ============
       Issuance of Common Stock for Business Acquisitions                                $          -    $    975,000
                                                                                         ============    ============
       Issuance of Conditionally Redeemable Equity                                       $          -    $  1,000,000
                                                                                         ============    ============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2004

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our September 1, 2003 acquisitions of TouchVision, Inc. ("TouchVision"); River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire"), as well as our December 1, 2003 acquisition of Danlas Limited ("Danlas") and March 1, 2004 acquisition of Trinity Learning AS ("VILPAS"). Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("Riverbend"). These companies are collectively referred to as Riverbend. Danlas owns 51% of IRCA (Proprietary) Limited ("IRCA"). These companies are collectively referred to as IRCA.

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

     o In the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement ("the Agreement") between Trinity, the majority owner in Ayrshire, and Great Owl Limited ("Great Owl"), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof" or "incur(ring) unbudgeted capital expenditure of US$150,000 per item or US$500,000 per annum." Also, pursuant to
          Section 18.3 of the Agreement, Trinity and Great Owl are "each entitled to appoint an equal number of directors to the board of directors" of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates. Determination of the fair value of notes payable to related parties cannot be estimated because of the favorable conditions given to the Company by these parties not otherwise available from third parties. It is not practicable to estimate the fair value of notes payable issued for acquisitions and equity investments because they were issued at a substantial conversion premium and contain no stated payment terms. The carrying value of equity investments and advances to associated companies approximates fair value. We evaluate such assets on a regular basis by looking at cash flows, market conditions and current and anticipated future performance. In September 2004, we incurred an impairment charge of $80,000. At September 30, 2004, we had a negative value in our investment in IRCA as losses and impairment charges have exceeded our original investment. Losses will continue to be recorded in the statement of operations up to the value of our $500,000 deposit as collateral for the IRCA operating line of credit.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client's ability to pay. Management has determined that there is no need for an allowance as of September 30 and June 30, 2004.

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

Deferred Charges

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt agreements. Amortization expenses for deferred charges were $5,630 and $0 for the three months ended September 30, 2004 and 2003, respectively.

Restricted Cash

Restricted cash within noncurrent assets consists primarily of $4,492,522 on deposit in a restricted account as security for the $5.5 million convertible term note with Laurus Master Fund, Ltd. In addition, $500,000 is on deposit with Standard Bank and restricted for use as collateral for an operating line of credit at IRCA. This provision is part of the Company's contractual arrangement with IRCA. Should IRCA default on its line of credit with Standard Bank, these funds may be seized by Standard Bank.

Fair Value of Common Stock

Contingently redeemable equity represents the value of shares of our common stock issuable upon the conversion of notes payable in excess of the face value of these notes issued in the acquisition of VILPAS and the acquisition of equity interest in each of the Riverbend and IRCA transactions. The stock arrangements are dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock a major stock exchange in the United States of America, for which there are financial requirements for listing. The valuation and allocation process relies on significant assumptions made by management, in particular, the value of the shares to be issued as described above to effect the purchase prior to the Company having established a trading market for its stock. When it becomes probable that redemption will occur, the Company will record changes in fair value in the Statement of Operations.

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

Allocation of Purchase Consideration for Equity Investments in Associated Companies

The excess of the consideration paid for equity investments in associated companies over our pro rata share of the investee's net assets is allocated to intangibles and goodwill similar to a purchase business combination. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. In each of the Riverbend and the IRCA transactions, the Company received an option, exercisable under certain conditions, to acquire the additional 49% of each of those companies. Using the Black Scholes option valuation model, a value was assigned to each of the intangible assets associated with those options. The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization. The value of the Equity Investments in Associated Companies is tested for impairment on an annual basis. At June 30, 2004, based on actual performance and forecasts for future performance, the value of the IRCA investment after application of current year losses and amortization of intangible assets, was written down to $0 and impairment expense of $884,963 was recorded in the statement of operations. An allowance for doubtful loan receivable in the amount of $80,000 was established at September 30, 2004 for our loan to IRCA Australia.

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

Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all dilutive potential shares including shares held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from release of escrow shares, the conversion of notes payable or the exercise of options and warrants for common shares were not included in the computation of DEPS, because their inclusion would have been antidilutive for the three months ended September 30, 2004 and 2003, respectively.

If the company were to include all potential shares in the calculation, the following items would be included:

     o Stock options to purchase 5,670,000 shares of common stock at prices ranging from $0.05 to $0.60 per share were outstanding at September 30, 2004; 3,182,000 options were outstanding at September 30, 2003 at purchase prices varying from $0.05 to $0.50 per share.
     o Warrants to purchase 21,884,950 shares of common stock at prices ranging from $0.50 to $2.00 per share were outstanding September 30, 2004; warrants to purchase 5,677,000 shares of common stock at prices ranging from $0.05 to $2.00 per share were outstanding at June 30, 2004
     o At September 30, 2004 and 2003, we held 662,500 and 1,662,500 shares in escrow, respectively.
     o At September 30, 2004, we had the following convertible notes outstanding: (i) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,000,000 shares of our common stock for our investment in Ayrshire, (ii) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,500,000 shares of our common stock for our investment in Danlas / IRCA, (iii) a convertible promissory note in the amount of $500,000 convertible into 1,000,000 shares of our common stock for our investment in VILPAS, (iv) a convertible promissory note totaling $70,000 convertible into an indeterminable amount of shares of our common stock and (v) a convertible promissory note totaling $5,500,000 convertible into an indeterminable amount of shares of our common stock.
     o At September 30, 2003, the following convertible notes were outstanding: (i) $425,000 convertible note payable convertible into an indeterminable number of shares of our common stock and (ii) $1,000,000 convertible note payable convertible into 500,000 shares of our common stock.

                                                           For the Three         For the Three
                                                           Months Ended          Months Ended
                                                        September 30, 2004    September 30, 2003
                                                        ------------------    ------------------
Numerator-Basic / Diluted
      Net (loss) available for common stockholders      $       (1,776,832)   $         (945,910)
                                                        ==================    ==================
Denominator-Basic / Diluted
      Weighted-average common stock outstanding                 30,377,643            15,652,516
                                                        ==================    ==================
      Basic / Diluted (loss) per share                  $            (0.06)   $            (0.06)
                                                        ==================    ==================

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

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with SFAS 123, option expense of $104,997 and $98,514 was recognized for the three months ended September 30, 2004 and 2003, respectively. The expense was calculated using the Black Scholes valuation model with the following assumptions:

                                                   September 30,   September 30,
                                                       2004            2003
                                                   -------------   -------------
      Five-Year Risk Free Interest Rate                3.33%           3.63%
      Dividend Yield                                    Nil             Nil
      Volatility                                        70%             70%
      Average Expected Term (Years to Exercise)          5               5

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"). Fin No. 46 requires that if a company holds a controlling interest in a VIE, the assets, liabilities and results of the VIE's activities should be consolidated in the entity's financial statements. In December 2003, the FASB revised FIN No. 46 which, among other revisions, resulted in the deferral of the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after December 15, 2004 for qualifying VIE's. The Company believes it has no VIE's and adoption of FIN 46, as revised, did not have a material impact on our consolidated financial condition or results of operations for the quarters ended September 30, 2004 and 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company adopted SFAS 150 on September 1, 2003. Adoption of SFAS 150 did not have a significant impact on the Company's financial statements for the quarters ended September 30, 2004 and 2003.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have material multiple element arrangements and thus SAB 104 does not impact our financial statements nor is adoption of SAB 104 considered a change in accounting principle.

On April 9, 2004, FASB issued FASB Staff Position No. FAS 129-1, "Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities" ("FSP 129-1"). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" applies to all contingently convertible securities and to their potentially dilutive effects on earnings per share ("EPS"), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included above under "Earnings (Loss) Per Share." Our contingently redeemable equity is convertible to shares of our common stock; however, the conversion would be anti-dilutive.

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

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision, a California corporation that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. As of September 30, 2004, we had loaned TouchVision a total of $260,000 pursuant to this agreement. This loan has been eliminated in consolidation at September 30, 2004. We had previously loaned TouchVision the sum of $50,000 in June and July, 2003 by way of bridge financing pending completion of the acquisition. This loan has also been eliminated in consolidation at September 30, 2004.

The following table summarizes the TouchVision assets acquired and liabilities assumed as of the closing date in connection with $625,000 common stock issued and acquisition related costs of $85,417 ($4,815 of which was incurred in the quarter ended September 30, 2004):

          Cash acquired                                     $    102,357
          Tangible assets acquired                               269,213
          Intangible assets acquired                             350,281
          Goodwill                                               914,815
                                                             -----------
                                    Total assets acquired      1,636,666
          Liabilities assumed                                    926,249
                                                             -----------
                                    Net assets acquired     $    710,417
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

The following table summarizes the RMT assets acquired and liabilities assumed as of the closing date in connection with $350,000 common stock issued and acquisition related costs of $15,425:

           Cash acquired                                      $    37,979
           Tangible assets acquired                                78,673
           Intangible assets acquired                              18,000
           Goodwill                                               376,517
                                                               ----------
                                     Total assets acquired        511,169
           Liabilities assumed                                    145,744
                                                               ----------
                                     Net assets acquired      $   365,425
                                                               ==========

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

The following table summarizes the VILPAS assets acquired and liabilities assumed as of the closing date in connection with the $500,000 convertible note payable issued, the $300,000 recorded as conditionally redeemable equity in our balance sheet and acquisition related costs of $53,933 ($1,064 of which was incurred during the quarter ended September 30, 2004):

           Cash acquired                                      $  1,052,270
           Tangible assets acquired                                339,986
           Intangible assets acquired                              210,177
           Goodwill                                                564,073
                                                               -----------
                                     Total assets acquired       2,166,506
           Liabilities assumed                                   1,017,937
           Minority interest                                       294,636
                                                               -----------
                                     Net assets acquired      $    853,933
                                                               ===========

The acquisition was accounted for using the purchase method of accounting. Intangible assets are being amortized over varying periods, as indicated by an independent valuation, using the straight-line method. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and intangible assets was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely with a promissory note with no payment terms and convertible into shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The goodwill arising from the acquisition is allocated to the European geographic segment.

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. We also acquired the option to purchase the remaining 49% of Ayrshire. In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The results of operations for Ayrshire, using the equity method, have been included in the Company's financial statements since the date of acquisition. As of September 30, 2004, no shares had been issued in exchange for the convertible promissory note.

In connection with this acquisition, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire. was We advanced $300,000 at closing of the acquisition and $700,000 on November 3, 2003. The loan to Ayrshire has been accounted for as a note receivable. We may exercise an option to acquire the remaining 49% of Ayrshire in consideration for the issuance of 1,500,000 shares of our common stock, subject to certain adjustments. The Company has allocated $325,000 of the consideration paid to this intangible asset.

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ"). IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company (i) issued a convertible promissory note in the aggregate principal amount of $20,000 convertible under certain conditions into a maximum of 2,500,000 shares of the Company's common stock, (ii) agreed to advance $500,000 in cash to Danlas to establish an international sales force,
(iii) provided $500,000 as collateral for an operating line of credit and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The results of operations for IRCA, using the equity method, have been included in the Company's financial statements since the date of acquisition. The $500,000 deposited as collateral in support of a bank line of credit is classified as restricted cash in the Company's balance sheet. In consideration of the operating results for the year ended June 30, 2004 and management's estimate of future cash flows, the Company wrote down its remaining investment in IRCA of approximately $884,962 to $0 in the fiscal year ended June 30, 2004.

As part of the Danlas transaction, we issued two convertible notes of $10,000 each with which to purchase the remaining 49% of IRCA. However, the notes are only effective should Danlas be able to exercise two options for the remaining 49% of IRCA. The options are exercisable for the period December 1, 2003 to December 31, 2005 commencing the day upon which the average closing price per share of the Company's common stock for a period of ten days equals or exceeds $2.00. The purchase consideration for the remaining 49% is 2,000,000 shares of our common stock. The Company has allocated $75,000 of the consideration paid to this option.

Purchased Intangible Assets

Changes in the net carrying amount of goodwill for the three months ended September 30, 2004 is as follows:

         Balance as of June 30, 2004                 $  1,849,526
             Goodwill acquired during the period            5,879
                                                      -----------
         Balance as of September 30, 2004            $  1,855,405
                                                      ===========

SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which indicate a possible impairment of goodwill and other intangible assets. In evaluating whether there is an impairment of goodwill and other intangible assets, we evaluate the performance of each subsidiary relative to its performance in prior periods, its budget and its upcoming three year forecast. We also evaluate the revenue achieved per share of our common stock issued as part of the purchase consideration in relation to market capitalization of publicly traded training companies for current and prior periods. Based on our review of the goodwill and other intangible assets, we concluded that we did not have any impairment of goodwill at September 30, 2004.

The values assigned to other intangible assets are considered appropriate based on independent valuations. The following table sets forth the Company's acquired other intangible assets at September 30 and June 30, 2004, respectively, which will continue to be amortized:

                                     September 30, 2004                                          June 30, 2004
                    ------------------------------------------------------   ------------------------------------------------------
                                     Weighted                                                Weighted
                         Gross       Average                       Net          Gross        Average                        Net
                       Carrying      Life in     Accumulated    Carrying       Carrying      Life in      Accumulated    Carrying
                        Amount       Months     Amortization     Amount         Amount       Months      Amortization     Amount
                    ------------  ------------  ------------  ------------   ------------  ------------  ------------  ------------
Trade names and     $    156,841            58  $     33,942  $    122,899   $    156,841            58  $     27,521  $    129,320
trademarks
Backlog                   40,600            36        15,944        24,656         40,600            36         4,511        36,089
Current and core
technology               152,317             9        51,992       100,325        152,317             9        41,027       111,290
Customer
relationships            175,100            55        32,647       142,453        175,100            55        28,515       146,585
Other intangibles         53,600            13        53,600             -         53,600            13        41,926        11,674
                    ------------  ------------  ------------  ------------   ------------  ------------  ------------  ------------
           Total    $    578,458            38  $    188,125  $    390,333   $    578,458            38  $    143,500  $    434,958
                    ============  ============  ============  ============   ============  ============  ============  ============

Five Year Amortization schedule:

                        Fiscal Year              Amount
                     --------------          -------------
                               2005         $      91,446
                               2006               126,475
                               2007                83,547
                               2008                60,302
                               2009                28,563
                         Thereafter                     -
                                             ------------
                              Total         $     390,333
                                             ============

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

As a result of the divestiture, the accumulated deficit of $1,314,277 resulting from the accumulated operating loss for CBL between October 2002 and December 2003 as well as other comprehensive income of $30,128 for the same period are included in our consolidated accumulated deficit and accumulated other comprehensive income at

September 30, 2004. The net fair value of the assets and liabilities divested, net of $1,000,000 convertible note payable, which was cancelled, the intercompany receivable from CBL and the cancellation of 3,000,000 shares of our common stock which were cancelled were recorded as a $461,063 net credit to our common stock.

Pro Forma Results

The operating results of CBL, TouchVision, RMT and VILPAS have been included in the accompanying consolidated financial statements from the date of acquisition forward and, for CBL, up to the date of divestiture. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL business' results of operations were included from July 1, 2003 to September 30, 2003. The business results of operations of RMT and TouchVision are included for the period September 1, 2003 through September 30, 2004. The business results for VILPAS are included for the period July 1, 2004 through September 30, 2004.

The following unaudited pro forma financial information for the three months ended September 30, 2003 presents the combined results of operations of the Company and TouchVision, RMT, and VILPAS assuming the acquisitions occurred July 1, 2003. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the three months ended September 30, 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                                            (Pro forma)
                                                          ---------------
                                                            Three Months
                                                                Ended
                                                            September 30,
                                                                2003
                                                          ---------------
          Revenue                                        $     1,193,198
                                                          ===============
          Gross Profit                                   $       919,957
                                                          ===============
          Operating Loss                                 $      (706,227)
                                                          ===============
          Net Loss                                       $      (726,300)
                                                          ===============
          Net Loss per Common Share - Basic / Diluted    $         (0.03)
                                                          ===============

NOTE 3 - PROPERTY AND EQUIPMENT

Scheduled below are the assets, cost, and accumulated depreciation at September 30, 2004 and June 30, 2004, respectively and depreciation expense for the three months ended September 30, 2004 and 2003, respectively.

                                  Asset Cost             Depreciation Expense      Accumulated Depreciation
                          -------------------------   -------------------------   -------------------------
                           9/30/2004     6/30/2004     9/30/2004     9/30/2003     9/30/2004     6/30/2004
                          -----------   -----------   -----------   -----------   -----------   -----------
Furniture & Equipment     $    41,949   $    53,733   $     3,337   $     4,862   $     8,447   $    16,573
                          ===========   ===========   ===========   ===========   ===========   ===========

NOTE 4 - EQUITY INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES

At September 30, 2004, the principal components of Equity Investments in and Advances to Associated Companies were the following:

                                                     Ayrshire         IRCA
                                                   -----------    -----------
Equity investment as of July 1, 2004               $   842,935    $         -
Advances                                             1,000,000         80,000
Provision for advances                                       -        (80,000)
Equity in losses of unconsolidated subsidiary         (225,255)      (343,246)
                                                   -----------    -----------
                   Balance September 30, 2004      $ 1,617,680    $  (343,246)
                                                   ===========    ===========

The financial positions of Ayrshire / Riverbend and IRCA at September 30, 2004 were:

                                             Ayrshire          IRCA
                                            -----------    -----------
     Income statement information:
            Revenue                         $   411,772    $ 1,382,499
                                            ===========    ===========
            Operating loss                  $   (76,452)   $  (296,339)
                                            ===========    ===========
            Net Loss                        $  (225,255)   $  (343,246)
                                            ===========    ===========
     Financial position information:
            Current assets                  $   899,473    $   566,957
                                            ===========    ===========
            Noncurrent assets               $    83,595    $ 1,147,321
                                            ===========    ===========
            Current Liabilities             $   349,656    $   896,042
                                            ===========    ===========
            Long-term liabilities           $ 1,543,736    $ 1,908,876
                                            ===========    ===========

The consideration paid for our investment in Ayrshire was $1,379,871. This amount comprises legal and financial advisory fees of $379,871 plus 2,000,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $1,806,886 and our pro rata share of their net assets was $875,463. Equity Investments in Associated Companies are periodically reviewed for impairment. The difference between our investment and our pro rata share of Ayrshire's net assets as been allocated to goodwill and to intangible assets. Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of September 30, 2004, no such impairment was incurred.

The consideration paid for our investment in IRCA was $2,178,049. This amount comprises legal, financial advisory and consultancy fees of $928,049 including the payment to Mr. Steynberg of $607,165 plus 2,500,000 shares of our common stock valued at $0.50 per share. The net asset value of IRCA at acquisition date was $2,704,870 and our pro rata share of their net assets was $1,379,484. The difference between our investment and our pro rata share of IRCA's net assets has been allocated to goodwill and to intangible assets. Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of June 30, 2004, we recognized an impairment loss for IRCA of $884,963.

In connection with our September 1, 2003 purchase of 51% of Ayrshire, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition and $700,000 was advanced on November 3, 2003. The note is due December 30, 2006 provided that if by December 2005, an option to purchase the additional 49% of Ayrshire has not been exercised, the loan shall be repayable in five equal annual installments, the first installment being payable on December 31, 2007 and the remaining installments payable in yearly intervals thereafter. As partial consideration for our December 1, 2003 purchase of 51% of IRCA, we agreed to make a non-interest-bearing loan of $80,000 to IRCA Australia, which was advanced during fiscal 2004. Based on management's evaluation of the collectibility of this loan receivable, we provided an allowance for doubtful loan receivable for $80,000 during the three months ended September 30, 2004.

The other amortizable intangible assets are being amortized over varying periods, as indicated by independent valuations, using the straight-line method. The values assigned to the intangible assets are considered appropriate based on independent valuations. The identifiable intangible assets are being amortized over varying periods ranging from three to five years, as indicated by independent valuations, and using the straight-line method.

The following table sets forth the Company's acquired intangible assets in equity investments at September 30, 2004 which will continue to be amortized:

                                                                  2004
                                        ---------------------------------------------------------
                                            Gross        Weighted                         Net
                                          Carrying     Average Life   Accumulated      Carrying
                                           Amount       in Months     Amortization      Amount
                                        ------------   ------------   ------------   ------------
Backlog                                 $    123,142             55   $     28,012   $     95,130
Current and core technology                   28,101             36         10,094         18,007
Distributor relationships                    122,579             60         26,478         96,101
Maintenance Contracts                         67,345             60         16,283         51,062
In-Process R&D                                20,833              0         20,833              -
Option value                                 325,000     indefinite              -        325,000
                                        ------------                  ------------   ------------
                            Total       $    687,000                  $    101,700   $    585,300
                                        ============                  ============   ============

Five Year Amortization schedule:

                         Fiscal Year            Amount
                      ---------------         ----------
                                2005         $    56,395
                                2006              75,095
                                2007              63,828
                                2008              55,346
                                2009               9,636
                          Thereafter                   -
                                              ----------
                               Total         $   260,300
                                              ==========

NOTE 5 - COMMITMENTS

Total rental expense included in operations for operating leases for the three months ended September 30, 2004 and 2003, respectively, amounted to $42,919 and $27,332. The operating leases pertain to office space used by the Company for its operations. Certain lease rentals contain renewal options and provide for payment of property taxes and operating expenses. These operating lease agreements expire at varying dates through 2008.

Total minimum lease commitments as of September 30, 2004:

                       Calendar Year            Amount
                      --------------          ----------
                                2004         $   111,260
                                2005             371,943
                                2006             333,591
                                2007             322,169
                                2008             134,237
                          Thereafter                   -
                                              ----------
                               Total         $ 1,273,200
                                              ==========

As part of the Company's contractual arrangement with IRCA, we agreed to place $500,000 on deposit with Standard Bank and restrict the funds for use as collateral for an operating line of credit at IRCA. This deposit is classified as restricted cash. Should IRCA default on its line of credit with Standard Bank, these funds may be seized by Standard Bank.

NOTE 6 - OTHER ASSETS

Supplemental Balance Sheet Information as of September 30, 2004 (unaudited) and June 30, 2004 (audited):

                                                            September 30     June 30,
                                                                2004           2004
                                                            ------------   ------------
                                                             (Unaudited)     (Audited)
                                                            ------------   ------------
Other assets:
    Deferred debt issuance costs, net of accumulated
    amortization of $7,194 and $0, respectively             $    251,806   $          -
    Other assets                                                 145,925        142,856
                                                            ------------   ------------
                                    Other assets, net       $    397,731   $    142,856
                                                            ============   ============

NOTE 7 - RELATED PARTY TRANSACTIONS

Our corporate reorganization during the fiscal year ended September 30, 2002 was effected primarily by two of our officers and directors, Messrs. Douglas Cole and Edward Mooney. During that fiscal year and the transition period subsequent thereto, we entered into several transactions with these individuals and with entities controlled by them, as well as entities controlled by Mr. Theodore Swindells, a significant stockholder of our company.

As of July 15, 2002, we entered in a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly King's Peak Advisors, LLC, automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Messrs. Cole, Mooney and Swindells. At our August 19, 2003 meeting, our board of directors voted to suspend the Advisory Agreement from August 15, 2003 until January 2004, and this agreement remains suspended. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of our common stock in March 2003. The remaining balance of $205,000 was paid in full to GCP as of June 30, 2004.

As of July 31, 2002, we entered into an Advisory Agreement with European American Securities, Inc. ("EAS"), a private entity of which Mr. Swindells is a principal, pursuant to which EAS agreed to provide financial advisory and investment banking services to us in connection with various equity and/or debt transactions. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable, at EAS' option, in cash or our common stock. On October 2, 2003, we renewed the agreement with EAS on terms similar to those contained in the first agreement. On January 1, 2004, we amended the October 2003 agreement for services rendered in connection with our senior convertible bridge note offering, which closed on May 28, 2004, for which we paid EAS a fee of 10%. Through June 30, 2004, EAS had earned a total of $1,065,104 pursuant to our arrangement with them, of which $345,450 was earned in connection with private equity and/or debt transactions and $719,654 was earned for advisory services in connection with certain acquisitions. In January 2004, 250,000 shares with a fair market value of $375,000 were paid to EAS in the Company's common stock. As of September 30, 2004, the balance owed to EAS was $81,653. On May 27, 2004, European American Perinvest Group, a subsidiary of EAS, invested $100,000 in our 2004 senior convertible bridge note offering. On May 28, 2004, this investment was converted to 166,699 restricted shares of our common stock.

During the period August 2001 to June 30, 2002, Mr. Swindells advanced a total of $925,000 to us by way of short-term non-interest bearing convertible working capital loans, as follows: $145,000 during the fiscal year ended September 30, 2001 and $780,000 during the transition period from October 1, 2002 to June 30, 2003. We repaid $500,000 of the total amount owing in September 2003 and issued an aggregate of 850,000 shares of our common stock to Mr. Swindells in November 2003 in payment of the balance of $425,000. During the period June 2004 to October 2004, Mr. Swindells advanced us $155,000 for use as working capital. On August 10, 2004 we repaid $50,000 of this amount and on November 2, 2004 we paid the remaining balance of $105,000. On October 14, 2004, Mr. Swindells exercised warrants to purchase 300,000 shares of our common stock at $0.05 per share.

In October 2002, we (i) issued convertible promissory notes in the aggregate principal amount of $500,000 (the "Bridge Financing Notes") to certain individuals and entities, and (ii) in connection with the issuance of the Bridge Financing Notes, issued warrants to the holders of the notes to purchase additional shares of common stock. Of the total principal amount of the Bridge Financing Notes, $55,000 was advanced by GCP and $120,000 by Mr. Swindells. On

May 19, 2003, the aggregate principal amount of the Bridge Financing Notes and accrued interest thereon of $34,745 was converted into 1,336,867 shares of common stock at a price of $0.40 per share. The warrants issued in connection with the Bridge Financing Notes are exercisable for a period of one year at a price of $0.05 per share, and contain a net issuance provision whereby the holders may elect a cashless exercise of such warrants based on the fair market value of the common stock at the time of conversion. On March 26, 2004, GSP exercised its warrants in a cashless exercise for which it received a total of 126,042 shares of common stock.

In connection with our acquisition of our interest in IRCA, we entered into an agreement with Titan Aviation Ltd. ("Titan"), a private company held in a trust of which Mr. Martin Steynberg and other business partners are the beneficiaries. Pursuant to this agreement, we paid Titan on May 14, 2004 the sterling equivalent of 4,000,000 South African Rand ($607,165) in consideration for various services rendered to IRCA. Mr. Steynberg, who is a stockholder in IRCA Investments (Proprietary) Limited, which owns 25.1% of IRCA became a director of our company on January 1, 2004 pursuant to the terms of the IRCA acquisition.

William Jobe, one of our directors, was paid a total of $59,500 during the period December 2003 to May 2004 and in September 2004 he was paid $4,815 as compensation for merger and acquisition services associated with our acquisition of TouchVision.

From time to time, Jan-Olaf Willums, an officer of VILPAS, as well as companies of which he is a director, have advanced funds to VILPAS. The current balance of $181,408 owing to Mr. Willums, of which $109,341 bears interest at 8% per annum and $72,067 is non-interest bearing, has no fixed terms of repayment.

NOTE 8 - NOTES PAYABLE

On July 29, 2004, we issued a secured promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus"). The note would have matured on October 27, 2004, and bore interest at the rate of twelve percent (12%). In connection with the issuance of the note, we also issued to Oceanus a five-year warrant to purchase up to 125,000 shares of our common stock at a price of $1.00 per share. As such, a value attributable to the warrants using the Black Scholes option valuation model of $188,842 was determined and recorded as a discount on notes payable.

On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note in the principal amount of $5.5 million and (ii) a five-year warrant to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the note proceeds, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; the outstanding principal balance of $500,000 was repaid to Oceanus and the remainder of the loan proceeds was used for operating needs. The principal amount of the note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly principal payments of at least $22,059, commencing November 1, 2004, toward the outstanding non-restricted principal amount. Any remaining outstanding principal and interest are due in full on August 31, 2007. The principal amount of the note and accrued interest thereon are convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. A value attributable to the warrants using the Black Scholes option valuation model of $1,883,034 was determined and recorded as a discount on notes payable.

During the period from June 2004 through September 2004, Mr. Swindells advanced us $120,000 for use as working capital. On August 10, 2004 we repaid $50,000 of this amount.

As of September 30, 2004 and June 30, 2004, notes payable consisted of the following:

                                                                                September 30,     June 30,
                                                                                    2004            2004
                                                                                ------------    ------------
Notes payable to third parties:

Convertible note payable, net of unamortized discount of $1,830,728 attributed to warrant; interest at prime plus 2% payable monthly, principal payments of $22,059 on the outstanding non-restricted principal amount due the first of each month beginning November 1,
2004 until August 31, 2007 when any remaining principal and interest
are due.                                                                        $  3,669,272    $          -

Note payable to two credit unions; interest payable monthly, principal
due in full February 5, 2005, unsecured, interest at 12% per annum.                  250,000         250,000

Third party creditors; unsecured, non-interest bearing and no fixed
terms of repayment.                                                                   10,810          10,810

Third party individuals; due September 1, 2006, unsecured, interest at
10% per annum, interest payable monthly, principal due in full at
maturity.                                                                             92,699          73,560

Bank note payable; due October 29, 2004, secured by Company vehicle, interest at 9.5% per annum, monthly payments of interest and
principal.                                                                            10,736          12,103

Revolving bank lines of credit; unsecured, interest ranging from prime plus 2.625% to prime plus 6.75%, monthly payment of principal and
interest.                                                                            131,590         133,128

Revolving third party line of credit; unsecured, interest at prime
plus 1.99%, monthly payments of interest and principal.                                9,958          11,182

Notes payable to related parties:

Note payable to related party; principal and accumulated interest due
December 31, 2004, unsecured, interest at 6% per annum.                               14,286          13,297

Convertible note payable to a related party, unsecured, interest,
non-interest bearing, no fixed terms of repayment.                                    70,000          50,000

Note payable to a related party; unsecured, interest at 8% per annum on $109,341; non-interest bearing on $72,067. No fixed terms of
repayment.                                                                           181,408         177,179

Notes payable for acquisitions and equity investments:

Convertible note payable to a related party for VILPAS purchase; due
August 5, 2005, unsecured, non-interest bearing.                                     500,000         500,000

Convertible note payable to a related party for IRCA purchase; due
December 31, 2005, unsecured, non-interest bearing.                                   20,000          20,000

Convertible note payable to a related party for Riverbend purchase;
due December 31, 2006, unsecured, non-interest bearing.                               20,000          20,000
                                                                                ------------    ------------
                                                     Total notes payable           4,980,759       1,271,259
            Less: current maturities                                              (1,262,086)     (1,159,430)
                                                                                ------------    ------------
                                                     Long-term notes payable    $  3,718,673    $    111,829
                                                                                ============    ============

Maturity schedule for notes payable:

                    Fiscal Year                Amount
                    -----------            -------------
                        2005               $     605,259
                        2006                   1,054,706
                        2007                     357,405
                        2008                   4,794,117
                        2009                           -
                                           -------------
                            Sub-total          6,811,487
      Less: unamortized note discount         (1,830,728)
                                           -------------
                                Total      $   4,980,759
                                           =============

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

The following schedule summarizes the activity during the three months ended September 30, 2004 and 2003, respectively:

                                           September 30, 2004            September 30, 2003
                                      ---------------------------   ---------------------------
                                                       Weighted-                     Weighted-
                                                       Average                       Average
                                                       Exercise                      Exercise
                                         Shares         Price          Shares         Price
                                      ------------   ------------   ------------   ------------
Outstanding at beginning of year         5,570,000   $       0.42      2,447,000   $       0.23
Granted                                    100,000           0.60        735,000           0.50
Exercised                                        -              -              -              -
Canceled                                         -              -              -              -
                                      ------------   ------------   ------------   ------------
   Outstanding at September 30           5,670,000   $       0.43      3,182,000   $       0.29
                                      ============   ============   ============   ============
   Exercisable at September 30           2,965,729   $       0.40      1,303,125   $       0.26
                                      ============   ============   ============   ============

Stock options outstanding and exercisable under 2002 Stock Plan as of September 30, 2004 are as follows:

                                        Weighted          Average Remaining     Number of Options       Weighted
   Range of      Number of Options       Average          Contractual Life           Vested              Average
Exercise Price      Outstanding       Exercise Price           (Years)            (Exercisable)       Exercise Price
--------------   ----------------    ----------------    -------------------    -----------------    ---------------
     $0.05                500,000    $           0.05            3.02                     372,260    $          0.05
     $0.25                800,000                0.25            3.20                     560,685               0.25
     $0.50              4,270,000                0.50            4.13                   1,989,565               0.50
     $0.60                100,000                0.60            4.27                      43,219               0.60
                 ----------------    ----------------                           -----------------    ---------------
                        5,670,000    $           0.43                                   2,965,729    $          0.40
                 ================    ================                           =================    ===============

There are 1,784,590 options available for grant at September 30, 2004. The weighted average grant date fair value of options granted as of September 30, 2004 is $0.43.

NOTE 10 - WARRANTS

Through September 30, 2004, the Company had issued warrants for purchase of its common stock to investors and service providers in connection with its financing transactions. The principal terms of the warrants are summarized below:

                                                               Number of     Exercise Price
                  Description                                    Shares        per Share        Exercisable Through
                  -----------                                -------------   --------------    ----------------------
October 2002 Equity Private Placement                              500,000    $        1.00            May 2006
October 2002 Equity Private Placement Bonus Warrants (1)           250,000    $        2.00              n/a
May 2003 Equity Private Placement                                2,438,000    $        1.00          August 2006
May 2003 Equity Private Placement                                7,708,600    $        1.00          October 2006
May 2003 Bonus Warrants (1)                                      5,073,300    $        2.00              n/a
Warrants Issued to Financial Advisors                              200,050    $        0.60          October 2006
Warrants Issued to Investment Bank                                  20,000    $        0.50           July 2008
Warrants Issued to Mr. Swindells on note conversion                850,000    $        1.00         November 2006
Bonus Warrants to Mr. Swindells (1)                                425,000    $        2.00              n/a
2004 Bridge Loan Warrant                                         2,695,000    $        1.00     February and May 2009
Warrant Issued to Oceanus Value Fund                               125,000    $        1.00         July 29, 2009
Warrant Issued to Laurus Funds                                   1,600,000    $        0.81        August 30, 2009
                                                             -------------    -------------
                                                 Total          21,884,950    $        1.24
                                                             =============    =============

(1) Bonus warrants are issuable upon exercise of the original warrant.

NOTE 11 - SEGMENT AND RELATED INFORMATION

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

As of and for the first quarter ended September 30, 2004:

                                                       Investment
                                        Depreciation   Losses in                               Property
                            Operating        &         Associated    Accounts                      &          Total         Net
                Revenue        Loss     Amortization   Companies    Receivable    Goodwill     Equipment     Assets       Assets
               ----------  -----------  ------------  -----------   -----------  -----------  -----------  -----------  -----------
United States  $  384,579  $  (937,139)  $    34,334  $         -   $   125,814  $   914,815  $     2,183  $ 8,458,218  $   154,265
Europe            362,464      (59,883)       11,625            -       205,287      564,073            -    1,761,516      514,298
Australia         155,811       (4,042)        2,003            -        60,168      376,517       31,319      536,924       77,574
South Africa            -            -             -     (648,501)            -            -            -            -            -
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $  902,854  $(1,001,064)  $    47,962  $  (648,501)  $   391,269  $ 1,855,405  $    33,502  $10,756,658  $   746,137
               ==========  ===========   ===========  ===========   ===========  ===========  ===========  ===========  ===========

As of and for the first quarter ended September 30, 2003:

                                                       Investment
                                        Depreciation   Losses in                               Property
                            Operating        &         Associated    Accounts                      &          Total         Net
                Revenue        Loss     Amortization   Companies    Receivable    Goodwill     Equipment     Assets       Assets
               ----------  -----------  ------------  -----------   -----------  -----------  -----------  -----------  -----------
United States  $  109,993  $  (696,107)  $     5,852  $         -   $   132,484  $         -  $     8,654  $ 4,080,652  $ 1,485,167
Europe                  -            -             -            -             -            -            -            -            -
Australia         144,000     (225,113)       82,986            -       166,491            -       78,991    1,607,373     (234,598)
South Africa            -            -             -         (995)            -            -            -            -            -
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $  253,993  $  (921,220)  $    88,838  $      (995)  $   298,975  $         -  $    87,645  $ 5,688,025  $ 1,250,569
               ==========  ===========   ===========  ===========   ===========  ===========  ===========  ===========  ===========

NOTE 12 - STOCKHOLDERS' EQUITY

On July 29, 2004, we issued a secured promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus"). In connection with the issuance of the note, we also issued to Oceanus a five-year warrant to purchase up to 125,000 shares of our common stock at a price of $1.00 per share. A value attributable to the warrants using the Black Scholes option valuation model of $188,842 was determined and recorded as a discount on notes payable.

On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note in the principal amount of $5.5 million and (ii) a five-year warrant to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the note proceeds, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; the outstanding principal balance of $500,000 was repaid to Oceanus and the remainder of the loan proceeds was used for operating needs. The principal amount of the note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly principal payments of at least $22,059, commencing November 1, 2004, toward the outstanding non-restricted principal amount. The principal amount of the note and accrued interest thereon are convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. A value attributable to the warrants using the Black Scholes model of $1,883,034 was determined and recorded as a discount on notes payable.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at December 1, 2004 we will not be able to sustain operations for more than two months without additional sources of financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on June 30. This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB/A contain forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on December 3, 2004, under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-QSB/A in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Overview

     Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at December 1, 2004, we will not be able to sustain operations for more than two months without additional sources of financing.

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

Accounting for Riverbend and IRCA

     In September and December 2003, we completed the acquisition, respectively, of our interest in Riverbend and IRCA. Our interim financial statements as originally filed for the periods ending September 30, 2003 and December 31, 2003 and March 31, 2004 reflected the consolidation of those entities with our company. Our investments in Riverbend and IRCA have been re-classified in our year-end audited financial statements as equity investments and, accordingly, the financial results of these companies have not been consolidated with our financial statements. We have filed amended quarterly reports for the periods ended September 30 and December 31, 2003 and March 31, 2004 that reflect this change in accounting treatment.

Results of Operations

Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003

     Our sales revenues for first quarter 2005 were $902,854, as compared to $253,993 for the first quarter 2004. This increase in revenues is due to the acquisitions in September 2003 of TouchVision and RMT and our acquisition of VILPAS in March 2004. The three month period in 2003 comprises three months revenue of CBL and one month each of RMT and TouchVision.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, was $180,905 for the first quarter 2005 as compared to $32,497 for the first quarter 2004, resulting in gross profit of $721,949 for the first quarter 2005, as compared to $221,496 for the first quarter 2004. These increases in both costs and gross profit were due to and associated with increased revenues resulting from the acquisitions completed by us in September 2003 and March 2004.

     Operating expenses for first quarter 2005 were $1,723,013 as compared to $1,142,716 for the first quarter 2004. This increase was due primarily to a significant increase in selling, general and administrative expenses which increased $219,568 from $269,594 for the first quarter 2004. This increase is largely due to the addition of the three new subsidiaries. Salaries and benefits expense also increased $321,583 due to the addition of the new subsidiaries and additional finance and management staff hired in Trinity corporate operations.

     Other Expense of $800,644 was $775,954 greater than that for the first quarter 2004. This increase is primarily due to losses in associated companies accounted for on an equity basis of $648,501 and an increase in interest expense of $121,661. Losses in associated companies comprise Riverbend ($225,255) and IRCA ($423,246). Included in interest expense of $144,949 is $115,134 attributable to amortization of discounts on the Laurus and Oceanus notes of $52,306 and $62,828, respectfully.

     We reported net loss available for common stockholders of $1,686,080, or $0.06 per share for the first quarter 2005, compared with a net loss of $945,910 or $0.06 per share for first quarter 2004.

     The operating results of CBL, TouchVision, and RMT have been included in the accompanying consolidated financial statements from the date of acquisition forward and, for CBL, up to the date of divestiture. Accordingly, CBL business' results of operations were included from October 1, 2002 to December 22, 2003. The business results of operations of RMT and TouchVision are included for the period September 1, 2003 through September 30, 2004. The business results for VILPAS are included for the period March 1, 2004 through September 30, 2004.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and TouchVision, RMT, and VILPAS assuming the acquisitions occurred July 1, 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                           (Pro forma)
                                         ---------------
                                           Three Months
                                               Ended
                                           September 30,
                                               2004
                                         ---------------
               Revenue                   $    1,193,198
                                         ===============
               Gross Profit              $      919,957
                                         ===============
               Operating Loss            $     (706,227)
                                         ===============
               Net Loss                  $     (726,300)
                                         ===============

     On a pro forma basis, sales revenue of $902,854 for the three months ended September 30, 2004 was $290,344 less than that for the three months ended September 30, 2003. On a pro forma basis the decline in revenue is primarily attributable to TouchVision where revenue declined $220,572 when compared to the prior year. On a pro forma basis, gross profit had similar trends.

     On a pro forma basis, operating loss of $1,001,064 for the first three months ended September 30, 2004 was $294,837 greater than that for the three months ended September 30, 2003. The increase is primarily a result of losses sustained in TouchVision and increased operating costs in Trinity corporate operations because of staff additions and increased legal fees.

     On a pro forma basis, Other Expense of $800,644 for the three months ended September 30, 2004 is $780,571 greater than that in the prior year primarily because of the $647,506 increase in Equity Losses in Associated Companies and amortization of the note discounts of $115,134 described above.

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

As of and for the first quarter ended September 30, 2004:

                                                       Investment
                                        Depreciation   Losses in                               Property
                            Operating        &         Associated    Accounts                      &          Total         Net
                Revenue        Loss     Amortization   Companies    Receivable    Goodwill     Equipment     Assets       Assets
               ----------  -----------  ------------  -----------   -----------  -----------  -----------  -----------  -----------
United States  $  384,579  $  (937,139)  $    34,334  $         -   $   125,814  $   914,815  $     2,183  $ 8,458,218  $   154,265
Europe            362,464      (59,883)       11,625            -       205,287      564,073            -    1,761,516      514,298
Australia         155,811       (4,042)        2,003            -        60,168      376,517       31,319      536,924       77,574
South Africa            -            -             -     (648,501)            -            -            -            -            -
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $  902,854  $(1,001,064)  $    47,962  $  (648,501)  $   391,269  $ 1,855,405  $    33,502  $10,756,658  $   746,137
               ==========  ===========   ===========  ===========   ===========  ===========  ===========  ===========  ===========

As of and for the first quarter ended September 30, 2003:

                                                       Investment
                                        Depreciation   Losses in                               Property
                            Operating        &         Associated    Accounts                      &          Total         Net
                Revenue        Loss     Amortization   Companies    Receivable    Goodwill     Equipment     Assets       Assets
               ----------  -----------  ------------  -----------   -----------  -----------  -----------  -----------  -----------
United States  $  109,993  $  (696,107)  $     5,852  $         -   $   132,484  $         -  $     8,654  $ 4,080,652  $ 1,485,167
Europe                  -            -             -            -             -            -            -            -            -
Australia         144,000     (225,113)       82,986            -       166,491            -       78,991    1,607,373     (234,598)
South Africa            -            -             -         (995)            -            -            -            -            -
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $  253,993  $  (921,220)  $    88,838  $      (995)  $   298,975  $         -  $    87,645  $ 5,688,025  $ 1,250,569
               ==========  ===========   ===========  ===========   ===========  ===========  ===========  ===========  ===========

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

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of September 30, 2004 was $24,427,808 as compared to $22,650,976 as of June 30, 2004.

     At September 30, 2004, we had a cash balance of $846,860 compared to $892,739 at June 30, 2004. Net cash used by operating activities during the first quarter 2005 was $833,475 attributable primarily to our loss from operations of $1,776,832. Net cash generated by financing activities was $5,311,000 for the first quarter 2005 representing the net of borrowings and repayments under short and long-term notes of $5,570,000 less fees associated with debt issuance of $259,000. Of these funds, an aggregate of $70,000 was advanced to our consolidated subsidiaries and $4,491,000 was deposited in a bank in support of future acquisitions.

     Accounts receivable increased from $243,164 at June 30, 2004 to $391,269 at September 30, 2004. This increase is due to the timing of billings to and collections from our customers.

     Accounts payable increased from $814,651 at June 30, 2004 to $880,359 at September 30, 2004. Accrued expenses decreased from $721,192 at June 30, 2004 to $614,937 at September 30, 2004. These changes are attributable to expenses incurred by the three subsidiaries we acquired during fiscal year 2004 and our continuing corporate expansion during the year.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital lease, during the first quarter 2005 and 2004, were $0 and $10,635, respectively.

     We continued to seek equity and debt financing in first quarter 2005 to support our growth and to finance recent and proposed acquisitions. In this regard, on July 29, 2004, we issued a secured convertible promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus"). On September 1, 2004, we repaid the principal owing on the promissory note plus accrued proceeds from the Laurus transaction described below.

     On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note in the principal amount of $5.5 million and (ii) a five-year warrant to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the note proceeds, $233,000 was used for operations, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; however, funds may be released for operations at a rate of 25% of the dollar volume of our stock for a twenty day period, and the outstanding principal balance of $500,000 was repaid to Oceanus. The principal amount of the note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly principal payments of at least $22,059, commencing November 1, 2004, toward the outstanding non-restricted principal amount. The principal amount of the note and accrued interest thereon is convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at December 1, 2004 we will not be able to sustain operations for more than two months without additional sources of financing.


ITEM 3. CONTROLS AND PROCEDURES

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

     In connection with the completion of its audit of, and the issuance of its report on, Trinity Learning's consolidated financial statements for the year ended June 30, 2004, BDO Spencer Steward ("BDO") advised the Audit Committee of Trinity Learning's Board of Directors of certain material weaknesses in our financial reporting. In light of this, Trinity Learning is undertaking a review of its disclosure, financial information, internal controls and procedures and organization and staffing of its corporate accounting department. It is anticipated that this review will result in, among other things, the hiring of additional finance and accounting resources, including independent consultants who will document, test and develop current and expanded internal controls and procedures and provide support to our existing finance and accounting staff. Trinity Learning's management, audit committee, and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

     Except as stated above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and there have been no other changes in our internal controls over financial reporting during our most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith

        31.1    Certification of the Company's Chief Executive Officer.
        31.2    Certification of the Company's Chief Financial Officer.

        32.1    Certification of the Company's Chief Executive Officer.
        32.2    Certification of the Company's Chief Financial Officer.

(b) Reports on Form 8-K

     1. On July 16, 2004, we filed a Current Report on Form 8-K reporting under
Item 4 the appointment of new auditors.

     2. On July 26, 2004, we filed an amended Current Report on Form 8-K with respect to our 8-K filed on July 16, 2004, providing the required exhibit to such 8-K.

     3. On July 27, 2004, we filed a Current Report on Form 8-K, reporting under
Item 5 that we had reached an agreement with ProsoftTraining to terminate our previously announced Agreement and Plan of Merger with ProsoftTraining.

     4. On September 7, 2004, we filed a Current Report on Form 8-K, reporting under Items 1.01, 3.02, 7.01, and 9.01 our private equity agreements with Laurus Master Fund, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRINITY LEARNING CORPORATION

December 13, 2004                        By:   /S/ DOUGLAS D. COLE
                                               -------------------

                                               Douglas D. Cole
                                               Chief Executive Officer


December 13, 2004                        By:   /S/ CHRISTINE R. LARSON
                                               -----------------------

                                               Christine R. Larson
                                               Chief Financial Officer