Form 10QSB/A
period 2004-09-30
TRINITY LEARNING CORP
filed 2004-12-23
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                              (Amendment Number 1)

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

The Company is filing this Form 10-QSB/A as a result of its determination that warrants it previously classified as equity should be reclassified as a liability and to attribute a beneficial conversion discount to the note. As a result of the reclassification, the value originally attributed to the warrants of $1,883,363 increases to $2,863,363. The value attributable to the beneficial conversion is $2,070,784. As a result of these changes, net loss as previously reported for the quarter ended September 30, 2004 of $(1,776,832) increases to $(1,861,586).


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

                                     PART I
                              FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                  Trinity Learning Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                   September 30,
                                                                        2004           June 30,
                                                                    (Unaudited           2004
                                                                    & Restated)        (Audited)
                                                                   -------------    -------------
Assets
------
Current Assets
     Cash and Cash Equivalents                                     $     846,860    $     892,739
     Accounts Receivable                                                 391,269          243,164
     Prepaid Expense and Other Current Assets                            231,356          229,802
                                                                   -------------    -------------
                                        Total Current Assets           1,469,485        1,365,705

Equity Investment in and Advances to Associated Companies              1,617,680        1,922,935
Property & Equipment, net                                                 33,502           37,160
Goodwill                                                               1,855,405        1,849,526
Intangible Assets, net                                                   390,333          434,958
Restricted Cash                                                        4,992,522          500,000
Other Assets, net                                                        397,731          142,856
                                                                   -------------    -------------
                                                Total Assets       $  10,756,658    $   6,253,140
                                                                   =============    =============

Liabilities, Minority Interest, Contingently Redeemable Equity and Stockholders' Equity
---------------------------------------------------------------------------------------
Liabilities
-----------
     Accounts Payable                                              $     880,359    $     814,651
     Accounts Payable-Related Parties                                     86,321           77,988
     Accrued Expenses                                                    614,937          721,192
     Interest Payable                                                      5,865           21,124
     Deferred Revenue                                                    325,551           85,685
     Notes Payable - Current                                             677,797          418,954
     Notes Payable - Related Parties                                     584,289          740,476
                                                                   -------------    -------------
                                         Current Liabilities           3,175,119        2,880,070
                                                                   -------------    -------------
     Notes Payable - Long Term                                           530,906           71,829
     Notes Payable - Long Term, Related Parties                          221,408           40,000
                                                                   -------------    -------------
                                       Long Term Liabilities             752,314          111,829
     Equity Investment in and Advances to Associated Company             343,246                -
     Warrants to Purchase Common Stock                                 2,863,363                -
                                                                   -------------    -------------
                                           Total Liabilities           7,134,042        2,991,899
                                                                   -------------    -------------

Minority Interest                                                        263,483          306,721
-----------------                                                  -------------    -------------

Contingently Redeemable Equity                                         2,510,000        2,510,000
------------------------------                                     -------------    -------------

Stockholders' Equity
--------------------
     Preferred Stock, 10,000,000 Shares Authorized at No Par
     Value, No Shares Issued and Outstanding in 2004 or 2003                   -                -
     Common Stock, 100,000,000 Shares Authorized at No Par
     Value, 31,040,143 shares Issued and Outstanding at
     September 30 and June 30, 2004                                   25,331,567       23,092,957
     Accumulated Deficit                                             (24,512,562)     (22,650,976)
     Other Comprehensive Income                                           30,128            2,539
                                                                   -------------    -------------
                                  Total Stockholders' Equity             849,133          444,520
                                                                   -------------    -------------
          Total Liabilities, Minority Interest, Contingently
                  Redeemable Equity and Stockholders' Equity       $  10,756,658    $   6,253,140
                                                                   =============    =============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
           Consolidated Statement of Operations and Comprehensive Loss

                                                                   Three Months Ended
                                                                      September 30,
                                                                  2004             2003
                                                                       (Unaudited)
                                                               (Restated)
                                                              ----------------------------
Revenue
-------
      Sales Revenue                                           $    902,854    $    253,993
      Cost of Sales                                               (180,905)        (32,497)
                                                              ------------    ------------
             Gross Profit                                          721,949         221,496
                                                              ------------    ------------
Expenses
--------
      Salaries & Benefits                                          889,302         567,719
      Professional Fees                                            296,587         216,565
      Selling, General & Administrative                            489,162         269,594
      Depreciation & Amortization                                   47,962          88,838
                                                              ------------    ------------
             Total Expense                                       1,723,013       1,142,716
                                                              ------------    ------------
                                   Loss from Operations         (1,001,064)       (921,220)
                                                              ------------    ------------

Other Expense
-------------
      Interest, net                                                229,703          23,288
      Debt Issuance                                                  7,194               -
      Equity Losses in Associated Companies                        648,501             995
      Foreign Currency Gain (Loss)                                       -             407
                                                              ------------    ------------
                                    Total Other Expense            885,398          24,690

Minority Interest                                                   24,876               -
-----------------                                             ------------    ------------

                               Loss before Income Taxes         (1,861,586)       (945,910)

      Income Taxes                                                       -               -
                                                              ------------    ------------
                                               Net Loss       $ (1,861,586)   $   (945,910)
                                                              ============    ============

      Net Loss Per Common Share
             Basic and Diluted                                $      (0.06)   $      (0.06)
                                                              ============    ============
      Weighted Average Shares Outstanding                       30,377,643      15,652,516
                                                              ============    ============

A summary of the components of other comprehensive loss for the three months ended September 30, 2004 and 2003 is as follows:

                                                                   Three Months Ended
                                                                      September 30,
                                                                  2004             2003
                                                                       (Unaudited)
                                                               (Restated)
                                                              ----------------------------
Net Loss                                                      $ (1,861,586)   $   (945,910)
Foreign Currency Translation Gain (Loss)                            27,589          (2,961)
                                                              ------------    ------------
                                     Comprehensive Loss       $ (1,833,997)   $   (948,871)
                                                              ============    ============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                        Three Months Ended September 30,
                                                                                             2004            2003
                                                                                         ------------    ------------
                                                                                          (Unaudited      (Unaudited)
                                                                                          & Restated)
Cash flows from operating activities:
    Net loss                                                                             $ (1,861,586)   $   (945,910)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                           47,962          88,838
       Debt issuance                                                                            7,194               -
       Non cash interest                                                                      205,753               -
       Equity losses of associated companies                                                  648,501             995
       Employee stock based compensation                                                      104,997          98,514
       Minority interest                                                                      (24,876)              -
    Changes in current assets and liabilities:
       Accounts receivable                                                                   (148,105)        (14,434)
       Prepaid expenses and other current assets                                               (4,623)        (34,238)
       Accounts payable and accrued expenses                                                  (47,497)         19,517
       Accounts payable - related parties                                                       8,333          (7,822)
       Deferred revenue                                                                       239,866          45,217
       Interest payable                                                                        (9,394)         21,590
                                                                                         ------------    ------------
             Net cash used by operating activities                                           (833,475)       (727,733)
                                                                                         ------------    ------------
Cash flows from investing activities:
       Payment for business acquisitions                                                            -         (64,868)
       Payment for business acquisitions - related party                                       (4,815)       (160,501)
       Restricted cash                                                                     (4,491,000)              -
       Advances to associated companies                                                             -        (274,959)
       Capital expenditures                                                                         -         (10,635)
                                                                                         ------------    ------------
             Net cash used by investing activities                                         (4,495,815)       (510,963)
                                                                                         ------------    ------------
Cash flows from financing activities:
       Repayments under short-term notes                                                     (500,000)              -
       Repayments under short-term notes - related party                                      (50,000)       (500,000)
       Borrowings under short-term notes                                                    6,120,000               -
       Fees paid to issue debt                                                               (259,000)              -
       Payments for financing fees                                                                  -        (360,242)
       Payments for financing fees - related party                                                  -         (68,000)
       Proceeds from sale of common stock                                                           -       3,004,500
                                                                                         ------------    ------------
             Net cash provided by financing activities                                      5,311,000       2,076,258
Effect of foreign exchange on cash                                                            (27,589)          2,961
                                                                                         ------------    ------------
       Net (decrease)increase in cash                                                         (45,879)        840,523
Cash at beginning of period                                                                   892,739          86,511
                                                                                         ------------    ------------
Cash at end of period                                                                    $    846,860    $    927,034
                                                                                         ============    ============

   Supplemental information:
       Interest paid                                                                     $     19,795    $      2,716
                                                                                         ============    ============
       Warrants Issued with Convertible Notes                                            $  2,863,363    $          -
                                                                                         ============    ============
       Beneficial Conversion Value of Note Payable                                       $  2,070,784    $          -
                                                                                         ============    ============
       Issuance of Common Stock for Business Acquisitions                                $          -    $    975,000
                                                                                         ============    ============
       Issuance of Conditionally Redeemable Equity                                       $          -    $  1,000,000
                                                                                         ============    ============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2004

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

Deferred Charges

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a method that approximates the interest method over the term of the debt agreements. Amortization expenses for deferred charges were $5,630 and $0 for the three months ended September 30, 2004 and 2003, respectively.

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

If the company were to include all potential shares in the calculation, the following items would be included:

     o Stock options to purchase 5,670,000 shares of common stock at prices ranging from $0.05 to $0.60 per share were outstanding at September 30, 2004; 3,182,000 options were outstanding at September 30, 2003 at purchase prices varying from $0.05 to $0.50 per share.
     o Warrants to purchase 21,884,950 shares of common stock at prices ranging from $0.50 to $2.00 per share were outstanding September 30, 2004; warrants to purchase 5,677,000 shares of common stock at prices ranging from $0.05 to $2.00 per share were outstanding at June 30, 2004.
     o At September 30, 2004 and 2003, we held 662,500 and 1,662,500 shares in escrow, respectively.
     o At September 30, 2004, we had the following convertible notes outstanding: (i) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,000,000 shares of our common stock for our investment in Ayrshire, (ii) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,500,000 shares of our common stock for our investment in Danlas / IRCA, (iii) a convertible promissory note in the amount of $500,000 convertible into 1,000,000 shares of our common stock for our investment in VILPAS, (iv) a convertible promissory note totaling $70,000 convertible into an indeterminable amount of shares of our common stock and (v) a convertible promissory note totaling $5,500,000 convertible into an indeterminable amount of shares of our common stock.
     o At September 30, 2003, the following convertible notes were outstanding: (i) $425,000 convertible note payable convertible into an indeterminable number of shares of our common stock and (ii) $1,000,000 convertible note payable convertible into 500,000 shares of our common stock.

                                                           For the Three         For the Three
                                                           Months Ended          Months Ended
                                                        September 30, 2004    September 30, 2003
                                                        ------------------    ------------------
Numerator-Basic / Diluted
      Net (loss) available for common stockholders      $       (1,861,586)   $         (945,910)
                                                        ==================    ==================
Denominator-Basic / Diluted
      Weighted-average common stock outstanding                 30,377,643            15,652,516
                                                        ==================    ==================
      Basic / Diluted (loss) per share                  $            (0.06)   $            (0.06)
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

On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note in the principal amount of $5.5 million and (ii) a five-year warrant to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the note proceeds, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; the outstanding principal balance of $500,000 was repaid to Oceanus and the remainder of the loan proceeds was used for operating needs. The principal amount of the note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly principal payments of at least $22,059, commencing November 1, 2004, toward the outstanding non-restricted principal amount. Any remaining outstanding principal and interest are due in full on August 31, 2007. The principal amount of the note and accrued interest thereon are convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. A value attributable to the warrants using the Black Scholes option valuation model of $2,863,363 was determined and recorded as a liability and a discount on notes payable. A value attributable to the beneficial conversion feature of the note using the Black Scholes option valuation model of $2,070,784 was determined and recorded as credit to common stock and a discount on notes payable.

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

As of September 30, 2004 and June 30, 2004, notes payable consisted of the following:

                                                                                September 30,     June 30,
                                                                                    2004            2004
                                                                                ------------    ------------
Notes payable to third parties:

Convertible note payable, net of unamortized discount of $2,783,825 attributed to warrant and unamortized discount of $2,013,262 attributable to beneficial conversion; interest at prime plus 2% payable monthly, principal payments of $22,059 on the outstanding non-restricted principal amount due the first of each month beginning November 1,
2004 until August 31, 2007 when any remaining principal and interest
are due.                                                                        $    702,913    $          -

Note payable to two credit unions; interest payable monthly, principal
due in full February 5, 2005, unsecured, interest at 12% per annum.                  250,000         250,000

Third party creditors; unsecured, non-interest bearing and no fixed
terms of repayment.                                                                   10,810          10,810

Third party individuals; due September 1, 2006, unsecured, interest at
10% per annum, interest payable monthly, principal due in full at
maturity.                                                                             92,699          73,560

Bank note payable; due October 29, 2004, secured by Company vehicle, interest at 9.5% per annum, monthly payments of interest and
principal.                                                                            10,736          12,103

Revolving bank lines of credit; unsecured, interest ranging from prime plus 2.625% to prime plus 6.75%, monthly payment of principal and
interest.                                                                            131,590         133,128

Revolving third party line of credit; unsecured, interest at prime
plus 1.99%, monthly payments of interest and principal.                                9,958          11,182

Notes payable to related parties:

Note payable to related party; principal and accumulated interest due
December 31, 2004, unsecured, interest at 6% per annum.                               14,286          13,297

Convertible note payable to a related party, unsecured, interest,
non-interest bearing, no fixed terms of repayment.                                    70,000          50,000

Note payable to a related party; unsecured, interest at 8% per annum on $109,341; non-interest bearing on $72,067. No fixed terms of
repayment.                                                                           181,408         177,179

Notes payable for acquisitions and equity investments:

Convertible note payable to a related party for VILPAS purchase; due
August 5, 2005, unsecured, non-interest bearing.                                     500,000         500,000

Convertible note payable to a related party for IRCA purchase; due
December 31, 2005, unsecured, non-interest bearing.                                   20,000          20,000

Convertible note payable to a related party for Riverbend purchase;
due December 31, 2006, unsecured, non-interest bearing.                               20,000          20,000
                                                                                ------------    ------------
                                                     Total notes payable           2,014,400       1,271,259
            Less: current maturities                                              (1,262,086)     (1,159,430)
                                                                                ------------    ------------
                                                     Long-term notes payable    $    752,314    $    111,829
                                                                                ============    ============

Maturity schedule for notes payable:

                    Fiscal Year                Amount
                    -----------            -------------
                        2005               $     605,259
                        2006                   1,054,706
                        2007                     357,405
                        2008                   4,794,117
                        2009                           -
                                           -------------
                            Sub-total          6,811,487
      Less: unamortized note discount         (4,797,087)
                                           -------------
                                Total      $   2,014,400
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

As of and for the first quarter ended September 30, 2004:

                                                       Investment
                                        Depreciation   Losses in                               Property
                            Operating        &         Associated    Accounts                      &          Total         Net
                Revenue        Loss     Amortization   Companies    Receivable    Goodwill     Equipment     Assets       Assets
               ----------  -----------  ------------  -----------   -----------  -----------  -----------  -----------  -----------
United States  $  384,579  $  (937,139)  $    34,334  $         -   $   125,814  $   914,815  $     2,183  $ 8,458,218  $   257,261
Europe            362,464      (59,883)       11,625            -       205,287      564,073            -    1,761,516      514,298
Australia         155,811       (4,042)        2,003            -        60,168      376,517       31,319      536,924       77,574
South Africa            -            -             -     (648,501)            -            -            -            -            -
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $  902,854  $(1,001,064)  $    47,962  $  (648,501)  $   391,269  $ 1,855,405  $    33,502  $10,756,658  $   849,133
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

On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note in the principal amount of $5.5 million and (ii) a five-year warrant to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the note proceeds, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; the outstanding principal balance of $500,000 was repaid to Oceanus and the remainder of the loan proceeds was used for operating needs. The principal amount of the note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly principal payments of at least $22,059, commencing November 1, 2004, toward the outstanding non-restricted principal amount. The principal amount of the note and accrued interest thereon are convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. A value attributable to the warrants using the Black Scholes option valuation model of $2,863,363 was determined and recorded as a discount on notes payable. A value attributable to the beneficial conversion feature of the note using the Black Scholes option valuation model of $2,070,784 was determined and recorded as credit to common stock and a discount on notes payable.

NOTE 13 - GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. These conditions raise substantial doubt about our ability to continue as a going concern

To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements and ongoing operations. To this end we anticipate the closing of a $1.5 million private offering of convertible debt in late December 2004 or early January 2005, the proceeds of which will be added to our working capital. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.

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

     Other Expense of $885,398 was $860,708 greater than that for the first quarter 2004. This increase is primarily due to losses in associated companies accounted for on an equity basis of $648,501 and an increase in interest expense of $206,415. Losses in associated companies comprise Riverbend ($225,255) and IRCA ($423,246). Included in interest expense of $229,703 is $199,888 attributable to amortization of discounts on the Laurus and Oceanus notes of $137,060 and $62,828, respectfully.

     We reported net loss available for common stockholders of $1,861,586, or $0.06 per share for the first quarter 2005, compared with a net loss of $945,910 or $0.06 per share for first quarter 2004.

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

     On a pro forma basis, Other Expense of $885,398 for the three months ended September 30, 2004 is $866,325 greater than that in the prior year primarily because of the $647,506 increase in Equity Losses in Associated Companies and amortization of the note discounts of $199,888 described above.

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

As of and for the first quarter ended September 30, 2004:

                                                       Investment
                                        Depreciation   Losses in                               Property
                            Operating        &         Associated    Accounts                      &          Total         Net
                Revenue        Loss     Amortization   Companies    Receivable    Goodwill     Equipment     Assets       Assets
               ----------  -----------  ------------  -----------   -----------  -----------  -----------  -----------  -----------
United States  $  384,579  $  (937,139)  $    34,334  $         -   $   125,814  $   914,815  $     2,183  $ 8,458,218  $   257,261
Europe            362,464      (59,883)       11,625            -       205,287      564,073            -    1,761,516      514,298
Australia         155,811       (4,042)        2,003            -        60,168      376,517       31,319      536,924       77,574
South Africa            -            -             -     (648,501)            -            -            -            -            -
               ----------  -----------   -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $  902,854  $(1,001,064)  $    47,962  $  (648,501)  $   391,269  $ 1,855,405  $    33,502  $10,756,658  $   849,133
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

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of September 30, 2004 was $24,512,562 as compared to $22,650,976 as of June 30, 2004.

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

     To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements and ongoing operations. To this end we anticipate the closing of a $1.5 million private offering of convertible debt in late December 2004 or early January 2005, the proceeds of which will be added to our working capital. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short-or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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

                                         TRINITY LEARNING CORPORATION

December 22, 2004                        By:   /S/ DOUGLAS D. COLE
                                               -------------------

                                               Douglas D. Cole
                                               Chief Executive Officer


December 22, 2004                        By:   /S/ CHRISTINE R. LARSON
                                               -----------------------

                                               Christine R. Larson
                                               Chief Financial Officer