Form 10QSB
period 2004-12-31
TRINITY LEARNING CORP
filed 2005-02-11
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 4, 2005 31,932,743 shares of the issuer's Common Stock, no par value per share, were outstanding.

                  TRINITY LEARNING CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS FORM 10-QSB FOR THE SIX MONTHS ENDED DECEMBER 31, 2004, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

PART I.     FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets December 31, 2004 (Unaudited) and
            June 30, 2004 (Audited).
            Consolidated Statements of Operations and Comprehensive Loss
            Three and Six Months Ended December 31, 2004 and 2003. (Unaudited) Consolidated Statements of Cash Flows Six Months Ended December 31, 2004 and 2003 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures

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

                                     PART I
                              FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                  Trinity Learning Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                              December 31, 2004
                                                                                  (Unaudited)      June 30, 2004
                                                                                --------------    --------------
Assets
------
Current Assets
    Cash and Cash Equivalents, unrestricted                                     $    1,327,421    $      892,739
    Accounts Receivable                                                                213,403           243,164
    Prepaid Expense and Other Current Assets                                           210,962           229,802
                                                                                --------------    --------------
                                                      Total Current Assets           1,751,786         1,365,705

Equity Investment in and Advances to Associated Companies                            1,183,881         1,922,935
Property & Equipment, net                                                               45,057            37,160
Goodwill                                                                             1,861,655         1,849,526
Intangible Assets, net                                                                 362,458           434,958
Restricted Cash                                                                      4,994,040           500,000
Other Assets, net                                                                      411,861           142,856
                                                                                --------------    --------------
                                                              Total Assets      $   10,610,738    $    6,253,140
                                                                                ==============    ==============

Liabilities, Minority Interest, Contingently Redeemable Equity and Stockholders' Equity
---------------------------------------------------------------------------------------
Liabilities
    Accounts Payable                                                            $      774,215    $      814,651
    Accounts Payable-Related Parties                                                    41,008            77,988
    Accrued Expenses                                                                   582,565           721,192
    Interest Payable                                                                     6,073            21,124
    Deferred Revenue                                                                   163,532            85,685
    Contingent Liability                                                             1,552,500                 -
    Notes Payable - Current                                                            667,154           418,954
    Notes Payable - Related Parties                                                    718,962           740,476
                                                                                --------------    --------------
                                                       Current Liabilities           4,506,009         2,880,070
                                                                                --------------    --------------
    Notes Payable - Long Term                                                          908,392            71,829
    Notes Payable - Long Term, Related Parties                                          20,000            40,000
                                                                                --------------    --------------
                                                     Long Term Liabilities             928,392           111,829
    Warrant to Purchase Common Stock                                                 2,863,363                 -
    Equity Investment in and Advances to Associated Company                            500,000                 -
                                                                                --------------    --------------
                                                         Total Liabilities           8,797,764         2,991,899
                                                                                --------------    --------------

Commitments
-----------
Minority Interest                                                                      299,106           306,721
-----------------                                                               --------------    --------------
Contingently Redeemable Equity                                                       2,510,000         2,510,000
------------------------------                                                  --------------    --------------

Stockholders' (Deficit) Equity
------------------------------
    Preferred Stock, 10,000,000 Shares Authorized at No Par Value,
    No Shares Issued and Outstanding in  2005 or 2004                                        -                 -
    Common Stock, 100,000,000 Shares Authorized at No Par Value,
    31,882,743 and 31,040,143 shares Issued and Outstanding at
    December 31 and June 30, 2004                                                   25,534,793        23,092,957
    Accumulated Deficit                                                            (26,551,145)      (22,650,976)
    Other Comprehensive Income                                                          20,220             2,539
                                                                                --------------    --------------
                                      Total Stockholders' (Deficit) Equity            (996,132)          444,520
                                                                                --------------    --------------
  Total Liabilities, Minority Interest, Contingently Redeemable Equity and
                                            Stockholders' (Deficit) Equity      $   10,610,738    $    6,253,140
                                                                                ==============    ==============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
          Consolidated Statement of Operations and Comprehensive Income

                                                    For Three Months Ended on          For Six Months Ended on
                                                            December 31                       December 31
                                                       2004             2003             2004             2003
                                                            (Unaudited)                      (Unaudited)
                                                  ------------------------------    ------------------------------
Revenue
-------
    Sales Revenue                                 $     907,643    $     726,805    $   1,810,497    $     980,798
    Cost of Sales                                       (37,430)        (171,956)        (218,335)        (204,453)
                                                  -------------    -------------    -------------    -------------
         Gross Profit                                   870,213          554,849        1,592,162          776,345
                                                  -------------    -------------    -------------    -------------
Expenses
--------
    Salaries & Benefits                                 967,567          955,828        1,856,869        1,523,547
    Professional Fees                                   102,356          323,816          398,943          540,381
    Selling, General & Administrative                   639,407          355,417        1,128,569          625,011
    Depreciation & Amortization                          33,389          149,963           81,351          238,801
                                                  -------------    -------------    -------------    -------------
         Total Expense                                1,742,719        1,785,024        3,465,732        2,927,740
                                                  -------------    -------------    -------------    -------------
         Loss from Operations                          (872,506)      (1,230,175)      (1,873,570)      (2,151,395)
                                                  -------------    -------------    -------------    -------------

Other Expense
-------------
    Interest, net                                       442,361           25,061          672,064           48,349
    Debt Issuance                                       153,178                -          160,372                -
    Equity in Losses of Associated Companies            590,554          397,985        1,239,055          398,980
    Foreign Currency Loss                                 2,216            3,851            2,216            4,258
                                                  -------------    -------------    -------------    -------------
         Total Other Expense                          1,188,309          426,897        2,073,707          451,587


                                                  -------------    -------------    -------------    -------------
    Minority Interest                                    22,232                -           47,108                -
    -----------------                             -------------    -------------    -------------    -------------

         Loss Before Taxes                           (2,038,583)      (1,657,072)      (3,900,169)      (2,602,982)
             Taxes                                            -                -                -                -
                                                  -------------    -------------    -------------    -------------
         Net Loss                                 $  (2,038,583)   $  (1,657,072)   $  (3,900,169)   $  (2,602,982)
                                                  =============    =============    =============    =============

    Net Loss Per Common Share
             Basic and Diluted                    $       (0.07)   $       (0.08)   $       (0.13)   $       (0.14)
                                                  =============    =============    =============    =============
    Weighted Average Shares Outstanding              31,282,043       21,570,021       30,894,443       18,772,572
                                                  =============    =============    =============    =============

A summary of the components of other comprehensive gain (loss) for the three and six months ended December 31, 2004 and 2003 is as follows:

                                                      Three Months Ended on              Six Months Ended on
                                                            December 31                       December 31
                                                       2004             2003             2004             2003
                                                            (Unaudited)                      (Unaudited)
                                                  ------------------------------    ------------------------------
Net Loss                                          $  (2,038,583)   $  (1,657,072)   $  (3,900,169)   $  (2,602,982)
Foreign Currency Translation Gain (Loss)                 (9,908)         (12,619)          17,681          (15,580)
                                                  -------------    -------------    -------------    -------------
                      Comprehensive Loss          $  (2,048,491)   $  (1,669,691)   $  (3,882,488)   $  (2,618,562)
                                                  =============    =============    =============    =============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                     Six Months Ended December 31,
                                                                                          2004             2003
                                                                                     -------------    -------------
                                                                                      (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net loss                                                                          $  (3,900,169)   $  (2,602,982)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                         81,351          238,801
      Non cash debt issuance                                                                30,443                -
      Non cash interest                                                                    611,068                -
      Equity losses of associated companies                                              1,239,055          398,980
      Employee stock based compensation                                                    241,983          219,584
      Non cash financial advisory fees                                                      45,000                -
   Changes in current assets and liabilities:
      Accounts receivable                                                                   29,762         (179,047)
      Prepaid expenses and other current assets                                             18,840           99,968
      Accounts payable                                                                     (40,436)        (218,176)
      Accounts payable-related parties                                                     (36,980)         743,413
      Accrued expenses                                                                    (138,627)        (235,821)
      Deferred revenue                                                                      77,847          153,827
      Interest payable                                                                     (15,051)        (190,137)
      Minority interest                                                                     (7,615)               -
                                                                                     -------------    -------------
          Net cash used by operating activities                                         (1,763,529)      (1,571,590)
                                                                                     -------------    -------------
Cash flows from investing activities:
      Payment for business acquisitions                                                     (7,314)        (155,829)
      Payment for business acquisitions - related party                                     (4,815)        (672,268)
      Restricted cash                                                                   (4,491,000)               -
      Advances to associated companies                                                           -         (974,959)
      Capital expenditures                                                                 (16,611)         (16,838)
                                                                                     -------------    -------------
          Net cash used by investing activities                                         (4,519,740)      (1,819,894)
                                                                                     -------------    -------------
Cash flows from financing activities:
      Repayments under short-term notes                                                   (544,118)               -
      Repayments under short-term notes - related party                                   (155,000)        (500,000)
      Borrowings under short-term notes and contingent liability                         7,672,500                -
      Payments for financing fees                                                         (259,000)        (557,859)
      Payments for financing fees - related party                                                -          (68,000)
      Proceeds from sale of common stock                                                    21,250        5,073,300
                                                                                     -------------    -------------
          Net cash provided by financing activities                                      6,735,632        3,947,441
Effect of foreign exchange on cash                                                         (17,681)          15,580
                                                                                     -------------    -------------
      Net (decrease)increase in cash                                                       434,682          571,537
Cash at beginning of period                                                                892,739           86,511
                                                                                     -------------    -------------
Cash at end of period                                                                $   1,327,421    $     658,048
                                                                                     =============    =============
   Supplemental information:
      Interest paid                                                                  $      71,119    $       6,708
                                                                                     =============    =============
      Warrants issued with convertible notes                                         $   2,863,363    $           -
                                                                                     =============    =============
      Beneficial conversion value of note payable                                    $   2,070,784
                                                                                     =============    =============
      Cancellation of common stock and convertible notes payable pursuant to
      the sale of CBL, net                                                           $           -    $    (461,063)
                                                                                     =============    =============
      Issuance of common stock for business acquisitions                             $           -    $     975,000
                                                                                     =============    =============
      Issuance of conditionally redeemable equity                                    $           -    $   2,250,000
                                                                                     =============    =============

    The accompanying notes are an integral part of these financial statements

                  Trinity Learning Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. The results of operations for the three and six months ended December 31, 2004, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our September 1, 2003 acquisitions of TouchVision, Inc. ("TouchVision"); River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire"), as well as our December 1, 2003 acquisition of Danlas Limited ("Danlas") and March 1, 2004 acquisition of Trinity Learning AS ("VILPAS"). Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("Riverbend"). These companies are collectively referred to as Riverbend. Danlas owns 51% of IRCA (Proprietary) Limited ("IRCA"). These companies are collectively referred to as IRCA.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates. Determination of the fair value of notes payable to related parties cannot be estimated because of the favorable conditions given to the Company by these parties not otherwise available from third parties. It is not practicable to estimate the fair value of notes payable issued for acquisitions and equity investments because they were issued at a substantial conversion premium and contain no stated payment terms. The carrying value of equity investments and advances to associated companies approximates fair value. We evaluate such assets on a regular basis by looking at cash flows, market conditions and current and anticipated future performance. In the six months ended December 31, 2004, we incurred an impairment charge of $80,000 to these assets.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client's ability to pay. Management has determined that there is no need for an allowance as of December 31 and June 30, 2004.

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

Deferred Charges

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a method that approximates the interest method over the term of the debt agreements. Amortization expenses for deferred charges were $30,443 and $0 for the six months ended December 31, 2004 and 2003, respectively.

Restricted Cash

Restricted cash within noncurrent assets consists primarily of $4,491,000 on deposit in a restricted account as security for the $5.5 million convertible term note with Laurus Master Fund, Ltd. In addition, $503,040 ($500,000 with accrued interest of $3,040) is on deposit with Standard Bank and restricted for use as collateral for an operating line of credit at IRCA. This provision is part of the Company's contractual arrangement with IRCA. Should IRCA default on its line of credit with Standard Bank, these funds may be seized by Standard Bank.

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

Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all dilutive potential shares including shares held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from release of escrow shares, the conversion of notes payable or the exercise of options and warrants for common shares were not included in the computation of DEPS, because their inclusion would have been antidilutive for the three and six months ended December 31, 2004 and 2003, respectively.

If the company were to include all potential shares in the calculation, the following items would be included:

     o Stock options to purchase 5,570,000 shares of common stock at prices ranging from $0.05 to $0.85 per share were outstanding at December 31, 2004; 3,542,000 options were outstanding at December 31, 2003 at purchase prices varying from $0.05 to $0.50 per share.
     o Warrants to purchase 21,884,950 shares of common stock at prices ranging from $0.05 to $2.00 per share were outstanding December 31, 2004; warrants to purchase 18,714,950 shares of common stock at prices ranging from $0.50 to $2.00 per share were outstanding at December 31, 2003.
     o At December 31, 2004 and 2003, we held 0 and 662,500 shares in escrow, respectively.
     o At December 31, 2004, we had the following convertible notes outstanding: (i) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,000,000 shares of our common stock for our investment in Ayrshire, (ii) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,500,000 shares of our common stock for our investment in Danlas / IRCA, (iii) a convertible promissory note in the amount of $500,000 convertible into 1,000,000 shares of our common stock for our investment in VILPAS, and (iv) a convertible promissory note totaling $5,500,000 convertible into an indeterminable amount of shares of our common stock.
     o At December 31, 2003, we had the following convertible notes outstanding: (i) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,000,000 shares of our common stock for our investment in Ayrshire, and (ii) a convertible non-interest-bearing promissory note in the amount of $20,000 was convertible into 2,500,000 shares of our common stock for our investment in Danlas / IRCA.

                                                          Three Months Ended                  Six Months Ended
                                                             December 31,                       December 31,
                                                          2004             2003             2004             2003
                                                     -------------    -------------    -------------    -------------
Numerator-Basic / Diluted
   Net (loss) available for common stockholders      $  (2,038,583)   $  (1,657,072)   $  (3,900,169)   $  (2,602,982
                                                     =============    =============    =============    =============
Denominator-Basic / Diluted
   Weighted-average common stock outstanding            31,282,043       21,570,021       30,894,443       18,772,572
                                                     =============    =============    =============    =============
   Basic (loss) per share                            $       (0.07)   $       (0.08)   $       (0.13)   $       (0.14)
                                                     =============    =============    =============    =============

Stock-based Compensation

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with SFAS 123, option expense of $241,983 and $219,584 was recognized for the six months ended December 31, 2004 and 2003, respectively. The expense was calculated using the Black Scholes valuation model with the following assumptions:

                                                 December 31,    December 31,
                                                     2004            2003
                                                 ------------    ------------
    Five-Year Risk Free Interest Rate                3.39%           3.27%
    Dividend Yield                                    Nil             Nil
    Volatility                                        70%             70%
    Average Expected Term (Years to Exercise)          5               5

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"). Fin No. 46 requires that if a company holds a controlling interest in a VIE, the assets, liabilities and results of the VIE's activities should be consolidated in the entity's financial statements. In December 2003, the FASB revised FIN No. 46 which, among other revisions, resulted in the deferral of the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after December 15, 2004 for qualifying VIE's. The Company believes it has no VIE's and adoption of FIN 46, as revised, did not have a material impact on our consolidated financial condition or results of operations for the six months ended December 31, 2004 and 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company adopted SFAS 150 on September 1, 2003. Adoption of SFAS 150 did not have a significant impact on the Company's financial statements for the six months ended December 31, 2004 and 2003.

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

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue No. 04-08, "The Effect of Contingently Converted Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-08, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted "EPS" in instances where conversion depends on the achievement of a specified market price of the issuer's shares. The consensus requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. Our contingently redeemable equity is convertible to shares of our common stock; however, the conversion would be anti-dilutive.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" ("Revised SFAS 123"). Revised SFAS 123 replaces SFAS 123 and supersedes APB 25. Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Revised SFAS 123 requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. Revised SFAS 123 applies to all awards granted after the effective date, except if prior awards are modified, repurchased or cancelled after the effective date. Revised SFAS 123 also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company implemented SFAS 123 when it became effective, therefore Revised SFAS 123 is not expected to have an impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2004 consolidated financial statements and notes to conform to the fiscal 2005 presentation with no effect on consolidated net loss, or accumulated deficit.

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

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision, a California corporation that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. We also agreed to loan to TouchVision the sum of $20,000 per month following the closing, to be used for working capital. As of December 31, 2004, we had loaned TouchVision a total of $360,000 pursuant to this agreement. This loan has been eliminated in consolidation at December 31, 2004. We had previously loaned TouchVision the sum of $200,000 in June and July, 2003 by way of bridge financing pending completion of the acquisition. This loan has also been eliminated in consolidation at December 31, 2004.

The following table summarizes the TouchVision assets acquired and liabilities assumed as of the closing date in connection with $625,000 common stock issued and acquisition related costs of $85,417 ($4,815 of which was incurred in the six months ended December 31, 2004):

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

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of RMT, an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies.

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

On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS (f/k/a Virtual Learning Partners AS). In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.80 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The VILPAS shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date. A listing application was in process on that date.

The following table summarizes the VILPAS assets acquired and liabilities assumed as of the closing date in connection with the $500,000 convertible note payable issued, the $300,000 recorded as conditionally redeemable equity in our balance sheet and acquisition related costs of $58,362 ($7,314 of which was incurred during the six months ended December 31, 2004):

          Cash acquired                                       $ 1,052,270
          Tangible assets acquired                                339,986
          Intangible assets acquired                              210,177
          Goodwill                                                570,323
                                                              -----------
                                   Total assets acquired        2,172,756
          Liabilities assumed                                   1,017,937
          Minority interest                                       294,636
                                                              -----------
                                   Net assets acquired        $   860,183
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

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. We also acquired the option to purchase the remaining 49% of Ayrshire. In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow and pledge agreements and will be reconveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The results of operations for Ayrshire, using the equity method, have been included in the Company's financial statements since the date of acquisition. As of December 31, 2004, no shares had been issued in exchange for the convertible promissory note.

In connection with this acquisition, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire. We advanced $300,000 at closing of the acquisition and $700,000 on November 3, 2003. The loan to Ayrshire has been accounted for as an advance to associated company. We may exercise an option to acquire the remaining 49% of Ayrshire in consideration for the issuance of 1,500,000 shares of our common stock, subject to certain adjustments. The Company has allocated $425,000 of the consideration paid to this intangible asset.

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

Purchased Intangible Assets

Changes in the net carrying amount of goodwill for the six months ended December 31, 2004 is as follows:

          Balance as of June 30, 2004                     $ 1,849,526
              Goodwill acquired during the period              12,129
                                                          -----------
          Balance as of December 31, 2004                 $ 1,861,655
                                                          ===========

SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which indicate a possible impairment of goodwill and other intangible assets. In evaluating whether there is an impairment of goodwill and other intangible assets, we evaluate the performance of each subsidiary relative to its performance in prior periods, its budget and its upcoming three year forecast. We also evaluate the revenue achieved per share of our common stock issued as part of the purchase consideration in relation to market capitalization of publicly traded training companies for current and prior periods. Based on our review of the goodwill and other intangible assets, we concluded that we did not have any impairment of goodwill at December 31, 2004.

The values assigned to other intangible assets are considered appropriate based on independent valuations. The following table sets forth the Company's acquired other intangible assets at December 31 and June 30, 2004, respectively, which will continue to be amortized:

                                          December 31, 2004                                   June 30, 2004
                         -------------------------------------------------   -------------------------------------------------
                                       Weighted                                            Weighted
                            Gross      Average                      Net        Gross       Average                      Net
                          Carrying     Life in     Accumulated   Carrying     Carrying     Life in     Accumulated   Carrying
                           Amount       Months    Amortization    Amount       Amount       Months    Amortization    Amount
                         ----------   ----------  ------------  ----------   ----------   ----------  ------------  ----------
Trade names and          $  156,841           58   $   43,942   $  112,899   $  156,841           58   $   27,521   $  129,320
trademarks
Backlog                      40,600           36       10,944       29,656       40,600           36        4,511       36,089
Current and core
technology                  152,317            9       66,867       85,450      152,317            9       41,027      111,290
Customer relationships      175,100           55       43,647      131,453      175,100           55       28,515      146,585
Other intangibles            53,600           13       50,600        3,000       53,600           13       41,926       11,674
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
               Total     $  578,458           38   $  216,000   $  362,458   $  578,458           38   $  143,500   $  434,958
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Five Year Amortization schedule:

                          Fiscal Year             Amount
                     -----------------         ------------
                                 2005         $      63,571
                                 2006               126,475
                                 2007                83,547
                                 2008                60,302
                                 2009                28,563
                           Thereafter                     -
                                               ------------
                                Total         $     362,458
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

As a result of the divestiture, the accumulated deficit of $1,314,277 resulting from the accumulated operating loss for CBL between October 2002 and December 2003 as well as other comprehensive income of $30,128 for the same period are included in our consolidated accumulated deficit and accumulated other comprehensive income at December 31, 2004. The net fair value of the assets and liabilities divested, net of $1,000,000 convertible note payable, which was cancelled, the intercompany receivable from CBL and the cancellation of 3,000,000 shares of our common stock which were cancelled were recorded as a $461,063 net credit to our common stock.

Pro Forma Results

The operating results of CBL, TouchVision, RMT and VILPAS have been included in the accompanying consolidated financial statements from the date of acquisition forward and, for CBL, up to the date of divestiture. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL business' results of operations were included from July 1, 2003 to December 31, 2003. The business results of operations of RMT and TouchVision are included for the period September 1, 2003 through December 31, 2004. The business results for VILPAS are included for the period July 1, 2004 through December 31, 2004.

The following unaudited pro forma financial information for the three and six months ended December 31, 2003 presents the combined results of operations of the Company and TouchVision, RMT, and VILPAS assuming the acquisitions occurred July 1, 2003. In December 2003, we completed the sale of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the three and six months ended December 31, 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

                                      (Pro Forma)      (Pro Forma)
                                      Three Months     Six Months
                                         Ended            Ended
                                      December 31,     December 31,
                                          2003             2003
                                     -------------    -------------
     Revenues                        $   1,133,737    $   2,326,935
                                     =============    =============
     Gross Profit                          961,780    $   1,881,737
                                     =============    =============
     Operating Loss                  $    (815,846)   $  (1,522,073)
                                     =============    =============
     Net Loss                        $    (864,730)   $  (1,591,030)
                                     =============    =============
     Net Loss per Common Share       $       (0.03)   $       (0.05)
                                     =============    =============

NOTE 3 - PROPERTY AND EQUIPMENT

Scheduled below are the assets, cost, and accumulated depreciation at December 31, 2004 and June 30, 2004, respectively and depreciation expense for the six months ended December 31, 2004 and 2003, respectively.

                       Asset Cost          Depreciation Expense     Accumulated Depreciation
                -----------------------   -----------------------   ------------------------
                12/31/2004   6/30/2004    12/31/2004   12/31/2003   12/31/2004   6/30/2004
                ----------   ----------   ----------   ----------   ----------   ----------
Furniture &
Equipment       $   59,119   $   53,733   $    8,851   $    4,862   $   14,062   $   16,573
                ==========   ==========   ==========   ==========   ==========   ==========

NOTE 4 - EQUITY INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES

At December 31, 2004, the principal components of Equity Investments in and Advances to Associated Companies were the following:

                                                      Ayrshire         IRCA
                                                    ------------   ------------
   Equity investment as of July 1, 2004             $    842,935   $          -
   Advances                                            1,000,000         80,000
   Provision for advances                                      -        (80,000)
   Equity in losses of unconsolidated subsidiary        (659,054)      (500,000)
                                                    ------------   ------------
                       Balance December 31, 2004    $  1,183,881   $   (500,000)
                                                    ============   ============

The financial position of Ayrshire / Riverbend at December 31, 2004 was:

                                                    Ayrshire
                                                 -------------
          Income statement information:
                 Revenue                         $     994,143
                                                 =============
                 Operating loss                  $    (214,808)
                                                 =============
                 Net Loss                        $    (556,703)
                                                 =============
          Financial position information:
                 Current assets                  $     698,570
                                                 =============
                 Noncurrent assets               $    (205,509)
                                                 =============
                 Current Liabilities             $     343,350
                                                 =============
                 Long-term liabilities           $   1,459,058
                                                 =============

The consideration paid for our investment in Ayrshire was $1,379,871. This amount comprises legal and financial advisory fees of $379,871 plus 2,000,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $1,806,886 and our pro rata share of their net assets was $875,463. Equity Investments in Associated Companies are periodically reviewed for impairment. The difference between our investment and our pro rata share of Ayrshire's net assets has been allocated to goodwill and to intangible assets. Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period. As of December 31, 2004, no such impairment was incurred.

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

In connection with our September 1, 2003 purchase of 51% of Ayrshire, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition and $700,000 was advanced on November 3, 2003. The note is due December 30, 2006 provided that if by December 2005, an option to purchase the additional 49% of Ayrshire has not been exercised, the loan shall be repayable in five equal annual installments, the first installment being payable on December 31, 2007 and the remaining installments payable in yearly intervals thereafter. As partial consideration for our December 1, 2003 purchase of 51% of IRCA, we agreed to make a non-interest-bearing loan of $80,000 to IRCA Australia, which was advanced during fiscal 2004. Based on management's evaluation of the collectibility of this loan receivable, we provided an allowance for doubtful loan receivable for $80,000 during the six months ended December 31, 2004.

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

The following table sets forth the Company's acquired intangible assets in equity investments at December 31, 2004 which will continue to be amortized:

                                                                         2004
                                             -----------------------------------------------------------
                                                Gross        Weighted                             Net
                                               Carrying    Average Life      Accumulated       Carrying
                                                Amount       in Months       Amortization       Amount
                                             -----------   ------------      ------------     ----------
Backlog                                     $    123,142             55     $     36,012     $    87,130
Current and core technology                       28,101             36           12,094          16,007
Distributor relationships                        122,579             60           32,478          90,101
Maintenance Contracts                             67,345             60           19,283          48,062
In-Process R&D                                    20,833              0           20,833               -
Option value                                     425,000     Indefinite                -         425,000
                                             -----------                     -----------      ----------
                      Total                 $    787,000                    $    120,700     $   666,300
                                             ===========                     ===========      ==========

Five Year Amortization schedule:

                        Fiscal Year              Amount
                   ----------------          --------------
                               2005         $        37,395
                               2006                  75,095
                               2007                  63,828
                               2008                  55,346
                               2009                   9,636
                         Thereafter                       -
                                             --------------
                              Total         $       241,300
                                             ==============

NOTE 5 - COMMITMENTS

Total rental expense included in operations for operating leases for the six months ended December 31, 2004 and 2003, respectively, amounted to $175,865 and $78,702. The operating leases pertain to office space used by the Company for its operations. Certain lease rentals contain renewal options and provide for payment of property taxes and operating expenses. These operating lease agreements expire at varying dates through 2008.

Total minimum lease commitments as of December 31, 2004:

                      Calendar Year              Amount
                   ----------------          --------------
                               2005         $       432,160
                               2006                 345,635
                               2007                 322,169
                               2008                 134,237
                         Thereafter                       -
                                             --------------
                              Total         $     1,234,201
                                             ==============

As part of the Company's contractual arrangement with IRCA, we agreed to place $500,000 on deposit with Standard Bank and restrict the funds for use as collateral for an operating line of credit at IRCA. This deposit is classified as restricted cash. Should IRCA default on its line of credit with Standard Bank, these funds may be seized by Standard Bank.

NOTE 6 - OTHER ASSETS

Supplemental Balance Sheet Information as of December 31, 2004 (unaudited) and June 30, 2004 (audited):

                                                 December 31,      June 30,
                                                      2004           2004
                                                  (Unaudited)     (Audited)
                                                 ------------   ------------
Other assets:
   Deferred debt issuance costs, net of
     accumulated amortization of $30,443
     and $0, respectively                        $    243,556   $          -
   Other assets                                       168,305        142,856
                                                 ------------   ------------
                        Other assets, net        $    411,861   $    142,856
                                                 ============   ============

NOTE 7 - RELATED PARTY TRANSACTIONS

As of July 15, 2002, we entered in a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly King's Peak Advisors, LLC, automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Messrs. Cole, Mooney and Swindells. At our August 19, 2003 meeting, our board of directors voted to suspend the Advisory Agreement indefinitely. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of our common stock in March 2003. The remaining balance of $205,000 was paid in full to GCP as of June 30, 2004.

As of July 31, 2002, we entered into an Advisory Agreement with European American Securities, Inc. ("EAS"), a private entity of which Mr. Swindells is a principal, pursuant to which EAS agreed to provide financial advisory and investment banking services to us in connection with various equity and/or debt transactions. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable, at EAS' option, in cash or our common stock. On October 2, 2003, we renewed the agreement with EAS on terms similar to those contained in the first agreement. On January 1, 2004, we amended the October 2003 agreement for services rendered in connection with our senior convertible bridge note offering, which closed on May 28, 2004, for which we paid EAS a fee of 10%. Through June 30, 2004, EAS had earned a total of $1,065,104 pursuant to our arrangement with them, of which $345,450 was earned in connection with private equity and/or debt transactions and $719,654 was earned for advisory services in connection with certain acquisitions. In January 2004, 250,000 shares with a fair market value of $375,000 were paid to EAS in the Company's common stock. As of December 31, 2004, the balance owed to EAS was $41,008. On May 27, 2004, European American Perinvest Group, a subsidiary of EAS, invested $100,000 in our 2004 senior convertible bridge note offering. On May 28, 2004, this investment was converted to 166,699 restricted shares of our common stock.

During the period August 2001 to June 30, 2003, Mr. Swindells advanced a total of $925,000 to us by way of short-term non-interest bearing convertible working capital loans, as follows: $145,000 during the fiscal year ended September 30, 2001 and $780,000 during the transition period from October 1, 2002 to June 30, 2003. We repaid $500,000 of the total amount owing in September 2003 and issued an aggregate of 850,000 shares of our common stock to Mr. Swindells in November 2003 in payment of the balance of $425,000. During the period June 2004 to October 2004, Mr. Swindells advanced us $155,000 for use as working capital. On August 10, 2004 we repaid $50,000 of this amount and on November 2, 2004 we paid the remaining balance of $105,000. On October 14, 2004, Mr. Swindells exercised warrants to purchase 300,000 shares of our common stock at $0.05 per share.

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

From time to time, Jan-Olaf Willums, an officer of VILPAS, as well as companies of which he is a director, have advanced funds to VILPAS. The current balance of $183,552 owing to Mr. Willums, of which $111,485 bears interest at 8% per annum and $72,067 is non-interest bearing, has no fixed terms of repayment.


NOTE 8 - NOTES PAYABLE

On July 29, 2004, we issued a secured promissory note ("Note") in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus") and bearing interest at the rate of twelve percent (12%) per annum. In connection with the issuance of the Note, we also issued to Oceanus a five-year warrant to purchase up to 125,000 shares of our common stock at a price of $1.00 per share. As such, a value attributable to the warrants using the Black Scholes option valuation model of $188,842 was determined and recorded as a discount on notes payable. On September 1, 2004, we repaid the principal and accrued interest owing on the Note.

On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note ("Term Note") in the principal amount of $5.5 million and (ii) a five-year warrant to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the Term Note proceeds, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; the outstanding principal balance of $500,000 was repaid to Oceanus and the remainder of the loan proceeds was used for operating needs. The principal amount of the Term Note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly principal payments of at least $22,059, commencing November 1, 2004, toward the outstanding non-restricted principal amount. Any remaining outstanding principal and interest are due in full on August 31, 2007. The principal amount of the Term Note and accrued interest thereon are convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. A value attributable to the warrants using the Black Scholes option valuation model of $2,863,363 was determined and recorded as a liability and a discount on notes payable. A value attributable to the beneficial conversion feature of the note using the Black Scholes option valuation model of $2,070,784 was determined and recorded as a credit to common stock and a discount on notes payable.

During the period June 2004 to October 2004, Mr. Swindells advanced us $155,000 for use as working capital. On August 10, 2004 we repaid $50,000 of this amount and on November 2, 2004 we paid the remaining balance of $105,000.

As of December 31, 2004 and June 30, 2004, notes payable consisted of the following:

                                                     December 31,
                                                         2004        June 30,
                                                     (Unaudited)       2004
                                                     ------------  ------------
Notes payable to third parties:
Convertible note payable, net of unamortized
discount of $2,545,211 attributed to warrant
and unamortized discount of $1,840,696
attributable to beneficial conversion; interest
at prime plus 2% payable monthly, principal
payments of $22,059 on the outstanding
non-restricted principal amount due the first
of each month beginning November 1, 2004 until
August 31, 2007 when any remaining principal
and interest are due.                                $  1,069,976  $          -

Note payable to two credit unions; interest
payable monthly, principal due in full February
5, 2005, unsecured, interest at 12% per annum.            250,000       250,000

Third party creditors; unsecured, non-interest
bearing and no fixed terms of repayment.                        -        10,810

Third party individuals; due September 1, 2006,
unsecured, interest at 10% per annum, interest
payable monthly, principal due in full at
maturity.                                                  92,271        73,560

Bank note payable; due October 18, 2006,
secured by Company vehicle, interest at 11.0%
per annum, monthly payments of interest and
principal.                                                 21,702        12,103

Revolving bank lines of credit; unsecured,
interest ranging from prime plus 2.625% to
prime plus 6.75%, monthly payment of principal
and interest.                                             132,441       133,128

Revolving third party line of credit;
unsecured, interest at prime plus 1.99%,
monthly payments of interest and principal.                 9,156        11,182

Notes payable to related parties:
Note payable to related party; no fixed terms
of repayment; unsecured; interest at 6% per
annum.                                                     15,410        13,297

Convertible note payable to a related party,
unsecured, interest, non-interest bearing, no
fixed terms of repayment.                                       -        50,000

Note payable to a related party; unsecured,
interest at 8% per annum on $111,485;
non-interest bearing on $72,067. No fixed terms
of repayment.                                             183,552       177,179

Notes payable for acquisitions and equity investments:
Convertible note payable to a related party for
VILPAS purchase; due August 5, 2005, unsecured,
non-interest bearing.                                     500,000       500,000

Convertible note payable to a related party for
IRCA purchase; due December 31, 2005,
unsecured, non-interest bearing.                           20,000        20,000

Convertible note payable to a related party for
Riverbend purchase; due December 31, 2006,
unsecured, non-interest bearing.                           20,000        20,000
                                                     ------------  ------------
                               Total notes payable      2,314,508     1,271,259
             Less: current maturities                  (1,386,116)   (1,159,430)
                                                     ------------  ------------
                           Long-term notes payable   $    928,392       111,829
                                                     ============  ============

Maturity schedule for notes payable:

                        Fiscal Year           Amount
                    ------------------    -------------
                    2005                 $      796,970
                    2006                        795,557
                    2007                        377,405
                    2008                      4,730,483
                    2009                              -
                                          -------------
                            Sub-total         6,700,415
                    Less: unamortized
                        note discount        (4,385,907)
                                          -------------
                                Total    $    2,314,508
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

The following schedule summarizes the activity during the six months ended December 31, 2004 and 2003, respectively:

                                           December 31, 2004            December 31, 2003
                                     ---------------------------   ---------------------------
                                                      Weighted-                     Weighted-
                                                       Average                       Average
                                                      Exercise                      Exercise
                                        Shares          Price         Shares          Price
                                     ------------   ------------   ------------   ------------
Outstanding at beginning of year        5,570,000   $       0.42      2,447,000   $       0.23
Granted                                   100,000           0.85      1,660,000           0.50
Exercised                                       -              -              -              -
Canceled                                  100,000           0.25        565,000           0.24
                                     ------------   ------------   ------------   ------------
   Outstanding at December 31           5,570,000   $       0.43      3,542,000   $       0.36
                                     ============   ============   ============   ============
   Exercisable at December 31           3,253,503   $       0.41      1,448,938   $       0.30
                                     ============   ============   ============   ============

Stock options outstanding and exercisable under 2002 Stock Plan as of December 31, 2004 are as follows:

                                      Weighted          Average            Number of        Weighted
    Range of        Number of          Average         Remaining            Options         Average
    Exercise         Options          Exercise        Contractual            Vested         Exercise
      Price        Outstanding          Price         Life (Years)       (Exercisable)       Price
   ----------    --------------   -------------    ------------------    --------------   -----------
      $0.05             500,000   $        0.05           2.77                  406,490   $      0.05
      $0.25             700,000            0.25           2.95                  535,758          0.25
      $0.50           4,270,000            0.50           3.87                2,277,866          0.50
      $0.85             100,000            0.85           4.67                   33,389          0.85
                 --------------    ------------    ------------------    --------------    ----------
                      5,570,000   $        0.43           3.67                3,253,503   $      0.41
                 ==============    ============    ==================    ==============    ==========

There are 1,884,590 options available for grant at December 31, 2004. The weighted average grant date fair value of options granted as of December 31, 2004 is $0.51.

NOTE 10 - WARRANTS

Through December 31, 2004, the Company had issued warrants for purchase of its common stock to investors and service providers in connection with its financing transactions. The principal terms of the warrants are summarized below:

                                                                 Number of        Exercise Price            Exercisable
               Description                                         Shares           per Share                 Through
               -----------                                    ---------------     ---------------      --------------------
October 2002 Equity Private Placement                                500,000     $          1.00              May 2006
October 2002 Equity Private Placement Bonus Warrants (1)             250,000                2.00                n/a
May 2003 Equity Private Placement                                  2,438,000                1.00            August 2006
May 2003 Equity Private Placement                                  7,708,600                1.00            October 2006
May 2003 Bonus Warrants (1)                                        5,073,300                2.00                n/a
Warrants Issued to Financial Advisors                                200,050                0.60            October 2006
Warrants Issued to Investment Bank                                    20,000                0.50             July 2008
Warrants Issued to Mr. Swindells on note conversion                  850,000                1.00           November 2006
Bonus Warrants to Mr. Swindells (1)                                  425,000                2.00                n/a
2004 Bridge Loan Warrant                                           2,695,000                1.00       February and May 2009
Warrant Issued to Oceanus Value Fund                                 125,000                1.00           July 29, 2009
Warrant Issued to Laurus Funds                                     1,600,000                0.81          August 30, 2009
                                                              --------------      --------------
                                                  Total           21,884,950     $          1.24
                                                              ==============      ==============

(1) Bonus warrants are issuable upon exercise of the original warrant.

NOTE 11 - SEGMENT AND RELATED INFORMATION (UNAUDITED)

We operate as a single business segment; however, our consolidated subsidiaries are organized geographically into reporting segments consisting of the United States Division, the European Division, the Australia Division and the South Africa Division. Our United States division comprises our corporate operations and subsidiaries domiciled in the United States of America. The European division comprises subsidiaries domiciled in Europe; the Australia Division comprises subsidiaries domiciled in Australia. The South Africa division comprises non-consolidated subsidiaries domiciled in South Africa accounted for using the equity method of accounting.

As of and for the six months ended December 31, 2004:

                                                       Investment
                                         Depreciation  Losses in                               Property
                             Operating         &       Associated     Accounts                     &         Total          Net
                 Revenue       Loss      Amortization  Companies     Receivable   Goodwill   Equipment, net  Assets        Assets
               -----------  -----------  ------------ -----------   -----------  -----------  -----------  -----------  -----------
United States  $   579,576  $(1,700,089) $    43,808  $         -   $    89,584  $   914,815  $    10,790  $ 8,485,381  $  (881,051)
Europe             931,160     (136,784)      31,500            -        41,592      570,323            -    1,547,762      (98,177)
Australia          299,761      (36,697)       6,043            -        82,227      376,517       34,267      577,595      (16,904)
South Africa             -            -            -   (1,239,055)            -            -            -            -            -
               -----------  -----------  -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $ 1,810,497  $(1,873,570) $    81,351  $(1,239,055)  $   213,403  $ 1,861,655  $    45,057  $10,610,738  $  (996,132)
               ===========  ===========  ===========  ===========   ===========  ===========  ===========  ===========  ===========

As of and for the six months ended December 31, 2003:

                                                       Investment
                                         Depreciation  Losses in                               Property
                             Operating         &       Associated     Accounts                     &         Total          Net
                 Revenue       Loss      Amortization  Companies     Receivable   Goodwill     Equipment     Assets        Assets
               -----------  -----------  ------------ -----------   -----------  -----------  -----------  -----------  -----------

United States  $   508,479  $(1,781,682) $   106,833  $         -   $   245,065  $         -  $     7,259  $ 6,377,009  $ 2,683,022
Europe                   -            -            -            -             -            -            -            -            -
Australia          472,319     (369,713)     131,968            -       125,175            -       28,191      186,366     (392,534)
South Africa             -            -            -     (398,980)            -            -            -            -            -
               -----------  -----------  -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $   980,798  $(2,151,395) $   238,801  $  (398,980)  $   370,240  $         -  $    35,450  $ 6,563,375  $ 2,290,488
               ===========  ===========  ===========  ===========   ===========  ===========  ===========  ===========  ===========

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

On August 31, 2004, we entered into a series of agreements with Laurus whereby we issued to Laurus (i) a secured convertible term note in the principal amount of $5.5 million and (ii) a five-year warrant to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the note proceeds, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; the outstanding principal balance of $500,000 was repaid to Oceanus and the remainder of the loan proceeds was used for operating needs. The principal amount of the Term Note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly principal payments of at least $22,059, commencing November 1, 2004, toward the outstanding non-restricted principal amount. The principal amount of the Term Note and accrued interest thereon are convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. A value attributable to the warrants using the Black Scholes option valuation model of $2,863,363 was determined and recorded as a liability and a discount on notes payable. A value attributable to the beneficial conversion feature of the Term Note using the Black Scholes option valuation model of $2,070,784 was determined and recorded as a credit to common stock and a discount on notes payable.

Finally, an aggregate of 417,600 shares of the Company's restricted stock at a deemed price of $0.90 per share was issued to several persons pursuant to three agreements in consideration for financial advisory services rendered to our company. During the six months ended December 31, 2004, 425,000 shares of the Company's common stock were issued at $0.05 per share for the exercise of warrants resulting in gross proceeds to the Company of $21,250.

NOTE 13 - GOING CONCERN

To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at February 1, 2005 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

NOTE 14 - SUBSEQUENT EVENTS

On January 7, 2005, we closed an offering of Notes in the aggregate principal amount of $1,552,500. The Notes mature in twelve months and accrue interest at a rate of 9% per annum. The principal amount of the Notes and accrued interest thereon are convertible into shares of our common stock at any time prior to the due date of the Notes, at a conversion price of $0.73 per share. In connection with the issuance of the Notes, we also issued three-year warrants to purchase an aggregate of 2,126,712 shares of our common stock at an exercise price of $1.50 per share. This transaction classifies as a Type 1 subsequent event and has therefore been accounted for in the financial statements as a contingent liability.

On January 14, 2005, our registration statement related to the offer and sale of up to 36,572,999 shares of common stock went effective. These shares include 8,800,000 shares that are issuable pursuant to the terms of a convertible promissory note and 1,600,000 shares issuable upon the exercise of warrants, both issued to Laurus. Our prospectus was supplemented on February 2, 2005 to
(i) provide information regarding the offering of "Notes" in the aggregate principal amount of $1,552,500 which closed on January 7, 2005; (ii) the resignation of our Chief Financial Officer, Christine R. Larson, on January 21, 2005; and (iii) the execution of an amended agreement ("amending Agreement") with Laurus. The Amending Agreement provides that the conversion price under the Term Note will be changed to $0.45 from $0.72 for the first $250,000 aggregate principal amount of the Term Note converted into shares of our common stock on or after January 31, 2005, and we agreed to register the additional shares of its common stock that will be issuable as a result of this change in conversion price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on June 30. This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on December 3, 2004, under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Overview

     Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at February 1, 2005, we will not be able to sustain operations for more than two months without additional sources of funding. To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Second Quarter Ended December 31, 2004 as Compared to the Second Quarter Ended December 31, 2003

     Our sales revenues for second quarter 2005 were $907,643, as compared to $726,805 for the second quarter 2004. This increase in revenues is due to the acquisition ("acquisition") of VILPAS in March 2004. The three month period in 2003 comprises three months' revenue of CBL and three months each of RMT and TouchVision while the three month period in 2004 comprises three months' revenue of RMT, TouchVision and VILPAS.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, was $37,430 for the second quarter 2005 as compared to $171,956 for the second quarter 2004, resulting in gross profit of $870,213 for the second quarter 2005, as compared to $554,849 for the second quarter 2004. This decrease in costs and increase in gross profit was due to a decrease in product sales with a corresponding decrease in cost of goods sold for hardware. Also, contractors' costs decreased due to an outside contractor being utilized for installations for one major project.

     Operating expenses for second quarter 2005 were $1,742,719 as compared to $1,785,024 for the second quarter 2004. This slight decrease was due primarily to decreases in selling, general and administrative costs as well as amortization expense.

     Other Expense of $1,188,309 was $761,412 greater than that for the second quarter 2004. This increase is primarily due to losses in associated companies accounted for on an equity basis of $590,554 and an increase in interest expense of $417,300 and debt issuance costs of $153,178. Losses in associated companies comprise Riverbend ($433,800) and IRCA ($156,754). Included in interest expense of $442,361 is $411,180 attributable to amortization of discounts on the Laurus and Oceanus notes of $348,352 and $62,828, respectfully.

     We reported net loss available for common stockholders of $2,038,583, or $0.07 per share for the second quarter 2005, compared with a net loss of $1,657,072 or $0.08 per share for second quarter 2004.

Six Months Ended December 31, 2004 as Compared to the Six Months Ended December 31, 2003

     Our sales revenues for the six months ended December 31, 2004 were $1,810,497, as compared to $980,798 for the six months ended December 31, 2003. This increase in revenues was primarily due to the TouchVision, RMT and VILPAS acquisitions ("acquisitions") in September 2003 and March 2004, respectively, offset by the divestiture of CBL in December 2003. The six month period in 2003 comprises six months' revenue of CBL and four months each of RMT and TouchVision while the six month period in 2004 comprises six months' revenue of RMT, TouchVision and VILPAS.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, was $218,335 for the six months ended December 31, 2004 as compared to $204,453 for the six months ended December 31, 2003, resulting in gross profit of $1,592,162 for the six months ended December 31, 2004, as compared to $776,345 for the six months ended December 31, 2003. These increases in both costs and gross profit were due to and associated with increased revenues resulting from the acquisitions completed by us in September 2003 and March 2004 offset by the divestiture of CBL in December 2003.

     Operating expenses for the six months ended December 31, 2004 were $3,465,732 as compared to $2,927,740 for the six months ended December 31, 2003. This increase was due primarily to a significant increase in selling, general and administrative expenses which increased $503,558 from $625,011 for the six months ended December 31, 2003. This increase is largely due to the addition of the three new subsidiaries. However, professional fees decreased $141,438 as did depreciation and amortization expense by $157,450; again, due to the divestiture of CBL in December 2003. Salaries and benefits expense also increased $333,322 due to the addition of the new subsidiaries and additional finance and management staff hired in Trinity corporate operations.

     Other Expense of $2,073,707 for the six months ended December 31, 2004 was $1,622,120 greater than that for the six months ended December 31, 2003. This increase in expense is primarily due to an increase in losses of $840,075 in associated companies accounted for on an equity basis, and an increase in interest expense of $623,711. Losses in associated companies comprise Riverbend ($659,055) and IRCA ($580,000). Included in interest expense of $672,060 is $611,068 attributable to amortization of discounts on the Laurus and Oceanus notes of $548,240 and $62,828, respectfully.

     We reported net loss available for common stockholders of $3,900,169, or $0.13 per share for the six months ended December 31, 2004, compared with a net loss of $2,602,982 or $0.14 per share for the six months ended December 31, 2003.

     The operating results of CBL, TouchVision, and RMT have been included in the accompanying consolidated financial statements from the date of acquisition forward and, for CBL, up to the date of divestiture. Accordingly, CBL business' results of operations were included from July 1, 2003 to December 22, 2003. The business results of operations of RMT and TouchVision are included for the period September 1, 2003 through December 31, 2004. The business results for VILPAS are included for the period July 1, 2004 through December 31, 2004.

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

                                    (Pro Forma)    (Pro Forma)
                                   Three Months     Six Months
                                      Ended           Ended
                                   December 31,    December 31,
                                       2003            2003
                                   ------------    ------------
     Revenues                      $  1,133,737    $  2,326,935
                                   ============    ============
     Gross Profit                       961,780    $  1,881,737
                                   ============    ============
     Operating Loss                $   (815,846)   $ (1,522,073)
                                   ============    ============
     Net Loss                      $   (864,730)   $ (1,591,030)
                                   ============    ============
     Net Loss per Common Share     $      (0.03)   $      (0.05)
                                   ============    ============

     On a pro forma basis, sales revenue of $907,643 for the three months ended December 31, 2004 was $226,094 less than that for the three months ended December 31, 2003. On a pro forma basis the decline in revenue is primarily attributable to TouchVision where revenue declined $221,000 when compared to the prior year. On a pro forma basis, gross profit had similar trends.

     On a pro forma basis, operating loss of $872,506 for the first three months ended December 31, 2004 was $56,660 greater than that for the three months ended December 31, 2003. The increase is primarily a result of losses sustained in TouchVision and increased operating costs in Trinity corporate operations because of staff additions and increased legal fees.

     On a pro forma basis, Other Expense of $1,188,309 for the three months ended December 31, 2004 is $1,139,425 greater than that in the prior year primarily because of the $590,554 increase in Equity Losses in Associated Companies and amortization of the note discounts of $411,180 as well as the $153,178 in debt issuance costs described above.

     On a pro forma basis, sales revenue of $1,810,497 for the six months ended December 31, 2004 was $516,438 less than that for the six months ended December 31, 2003. On a pro forma basis the decline in revenue is primarily attributable to TouchVision where revenue declined $400,000 when compared to the prior year. On a pro forma basis, gross profit had similar trends.

     On a pro forma basis, operating loss of $1,873,570 for the first six months ended December 31, 2004 was $351,497 greater than that for the six months ended December 31, 2003. The increase is primarily a result of losses sustained in TouchVision.

     On a pro forma basis, Other Expense of $2,073,704 for the six months ended December 31, 2004 is $2,004,750 greater than that in the prior year primarily because of the $1,239,055 in Equity Losses in Associated Companies and amortization of the note discounts of $611,068 as well as the debt issuance costs of $160,373 described above.

     We operate as a single business segment; however, our consolidated subsidiaries are organized geographically into reporting segments consisting of the United States Division, the European Division, the Australia Division and the South Africa Division. Our United States division comprises our corporate operations and subsidiaries domiciled in the United States of America. The European division comprises subsidiaries domiciled in Europe; the Australia Division comprises subsidiaries domiciled in Australia. The South Africa division comprises non-consolidated subsidiaries domiciled in South Africa accounted for using the equity method of accounting.

As of and for the six months ended December 31, 2004:

                                                       Investment
                                         Depreciation  Losses in                               Property
                             Operating         &       Associated     Accounts                     &         Total          Net
                 Revenue       Loss      Amortization  Companies     Receivable   Goodwill   Equipment, net  Assets        Assets
               -----------  -----------  ------------ -----------   -----------  -----------  -----------  -----------  -----------
United States  $   579,576  $(1,700,089) $    43,808  $         -   $    89,584  $   914,815  $    10,790  $ 8,485,381  $  (881,051)
Europe             931,160     (136,784)      31,500            -        41,592      570,323            -    1,547,762      (98,177)
Australia          299,761      (36,697)       6,043            -        82,227      376,517       34,267      577,595      (16,904)
South Africa             -            -            -   (1,239,055)            -            -            -            -            -
               -----------  -----------  -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $ 1,810,497  $(1,873,570) $    81,351  $(1,239,055)  $   213,403  $ 1,861,655  $    45,057  $10,610,738  $  (996,132)
               ===========  ===========  ===========  ===========   ===========  ===========  ===========  ===========  ===========

As of and for the six months ended December 31, 2003:

                                                       Investment
                                         Depreciation  Losses in                               Property
                             Operating         &       Associated     Accounts                     &         Total          Net
                 Revenue       Loss      Amortization  Companies     Receivable   Goodwill     Equipment     Assets        Assets
               -----------  -----------  ------------ -----------   -----------  -----------  -----------  -----------  -----------
United States  $   508,479  $(1,781,682) $   106,833  $         -   $   245,065  $         -  $     7,259  $ 6,377,009  $ 2,683,022
Europe                   -            -            -            -             -            -            -            -            -
Australia          472,319     (369,713)     131,968            -       125,175            -       28,191      186,366     (392,534)
South Africa             -            -            -     (398,980)            -            -            -            -            -
               -----------  -----------  -----------  -----------   -----------  -----------  -----------  -----------  -----------
Total          $   980,798  $(2,151,395) $   238,801  $  (398,980)  $   370,240  $         -  $    35,450  $ 6,563,375  $ 2,290,488
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

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of December 31, 2004 was $26,551,141 as compared to $22,650,976 as of June 30, 2004.

     At December 31, 2004, we had an unrestricted cash balance of $1,327,421 compared to $892,739 at June 30, 2004. Net cash used by operating activities during the six months ended December 31, 2004 was $1,763,529, attributable primarily to our loss from operations of $3,900,169. Net cash generated by financing activities was $6,735,632 for the six months ended December 31, 2004 representing the net of subscriptions received as well as borrowings and repayments under short and long-term notes of $6,973,382 less fees associated with debt issuance of $259,000. Of these funds, an aggregate of $185,000 was advanced to our consolidated subsidiaries and $4,491,000 was deposited in a bank in support of future acquisitions.

     Accounts receivable decreased from $243,164 at June 30, 2004 to $213,403 at December 31, 2004. This decrease is due to the timing of billings to and collections from our customers as well as the decrease in revenue at TouchVision.

     Accounts payable decreased from $892,639 at June 30, 2004 to $815,223 at December 31, 2004. Accrued expenses decreased from $721,192 at June 30, 2004 to $582,565 at December 31, 2004. These changes are attributable to expenses incurred by the three subsidiaries we acquired during fiscal year 2004 and our continuing corporate expansion during the year as well as timing of billings from and payments to our creditors.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital lease, during the six months ended December 31, 2004 and 2003, were $16,611 and $16,838, respectively.

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

     On January 7, 2005, we closed an offering of convertible notes ("Notes") in the aggregate principal amount of $1,552,500. The Notes mature in twelve months and accrue interest at a rate of 9% per annum. The principal amount of the Notes and accrued interest thereon are convertible into shares of our common stock at any time prior to the due date of the Notes, at a conversion price of $0.73 per share. In connection with the issuance of the Notes, we also issued three-year warrants to purchase an aggregate of 2,126,712 shares of our common stock at an exercise price of $1.50 per share.

     To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at February 1, 2005 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.


ITEM 3.     CONTROLS AND PROCEDURES

     Trinity Learning maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of management, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter, an aggregate of 425,000 restricted shares of the Company's common stock were issued at $0.05 per share upon the exercise of previously-issued warrants, resulting in gross proceeds to the Company of $21,250.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith:

      10.1 Amended Agreement dated October 12, 2004 between the Company and Hyacinth Resources, Inc.

      31.1 Certification of the Company's Chief Executive Officer.
      31.2 Certification of the Company's President and Chief Financial Officer.

      32.1 Certification of the Company's Chief Executive Officer.
      32.2 Certification of the Company's President and Chief Financial Officer.


(b) Reports on Form 8-K

     1. On October 18, 2004, we filed a Current Report on Form 8-K, reporting under Items 4.02, 7.01 and 9.01 non-reliance on previously issued financial statements as well as a letter to the stockholders from the company's chief executive officer.

     2. On December 8, 2004, we filed a Current Report on Form 8-K, reporting under Items 7.01 and 9.01 that we had issued a corporate newsletter.

     3. On December 10, 2004, we filed a Current Report on Form 8-K reporting under Items 4.01 and 9.01 the dismissal of our auditors.

     4. On December 13, 2004, we filed a Current Report on Form 8-K reporting under Item 4.01 the appointment of new auditors.

     5. On December 22, 2004, we filed a Current Report on Form 8-K reporting sales of unregistered equity securities under Item 3.02.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRINITY LEARNING CORPORATION

February 11, 2005                     By: /S/ DOUGLAS D. COLE
                                          -------------------

                                          Douglas D. Cole
                                          Chief Executive Officer

February 11, 2005                     By: /S/ EDWARD P. MOONEY
                                          --------------------

                                          Edward P. Mooney
                                          President and Chief Financial Officer