Form 10QSB
period 2005-03-31
TRINITY LEARNING CORP
filed 2005-05-16
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2005

                         Commission File No. 0-8924

                        Trinity Learning Corporation
     (Exact name of small business issuer as specified in its charter)

          Utah                                              73-0981865
(State or other jurisdiction of            (IRS Employer Identification No)
incorporation or organization)

               1831 Second Street, Berkeley, California 94710
                  (Address of principal executive offices)

                               (510) 540-9300
                        (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2005, 33,719,889 shares of the issuer's Common Stock, no par value per share, were outstanding.


               TRINITY LEARNING CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS FORM 10-QSB FOR THE NINE MONTHS ENDED MARCH 31, 2005, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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























                                    -2-

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets March 31, 2005 (Unaudited) and June 30, 2004 (Audited).
          Consolidated Statements of Operations and Comprehensive Loss Three and Nine Months Ended March 31, 2005 and 2004. (Unaudited) Consolidated Statements of Cash Flows Nine Months Ended March 31, 2005 and 2004 (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

                                   PART I
                           FINANCIAL INFORMATION
                 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
               Trinity Learning Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                            March 31, 2005    June 30, 2004
                                             (Unaudited)       (Audited)
                                           ---------------  ---------------
Assets
------
Current Assets
  Cash and Cash Equivalents, unrestricted   $      676,161   $      892,739
  Accounts Receivable                              262,994          243,164
  Prepaid Expense and Other Current Assets         171,279          229,802
                                           ---------------  ---------------
Total Current Assets                             1,110,434        1,365,705
  Equity Investment in and Advances to
   Associated Companies                                  -        1,922,935
  Property & Equipment, net                         48,269           37,160
  Goodwill                                       1,865,000        1,849,526
  Intangible Assets, net                           341,892          434,958
  Restricted Cash                                4,996,185          500,000
  Other Assets, net                                377,624          142,856
                                           ---------------  ---------------
     Total Assets                          $     8,739,404  $     6,253,140
                                           ===============  ===============

Liabilities, Minority Interest, Contingently Redeemable Equity and
------------------------------------------------------------------
Stockholders' Equity
--------------------
Liabilities
-----------
  Accounts Payable                         $       881,546  $       814,651
  Accounts Payable-Related Parties                       -           77,988
  Accrued Expenses                                 658,472          721,192
  Interest Payable                                  23,379           21,124
  Deferred Revenue                                 162,677           85,685
  Contingent Liability                             478,963                -
  Notes Payable   Current                          655,693          418,954
  Notes Payable - Related Parties                  727,520          740,476
                                           ---------------  ---------------
     Current Liabilities                         3,588,250        2,880,070
                                           ---------------  ---------------
  Notes Payable   Long Term                      1,262,508           71,829
  Notes Payable   Long Term, Related Parties        20,000           40,000
                                           ---------------  ---------------
  Long Term Liabilities                          1,282,508          111,829
  Warrant to Purchase Common Stock               2,863,363                -
  Equity Investment in and Advances to
   Associated Company                              500,000                -
                                           ---------------  ---------------
     Total Liabilities                           8,234,121        2,991,899
                                           ---------------  ---------------
Minority Interest                                  239,542          306,721
-----------------                          ---------------  ---------------
  Contingently Redeemable Equity                 2,510,000        2,510,000
  Stockholders' (Deficit) Equity
   Preferred Stock, 10,000,000 Shares
   Authorized at No Par Value, No Shares
   Issued and Outstanding in 2005 or 2004                -                -
  Common Stock, 100,000,000 Shares
   Authorized at No Par Value, 33,663,716
   and 31,040,143 shares Issued and
   Outstanding at March 31, 2005 and
   June 30, 2004                                27,285,088       23,092,957
  Accumulated Deficit                         (29,555,158)     (22,650,976)
  Other Comprehensive Income                        25,811            2,539
                                           ---------------  ---------------
     Total Stockholders' (Deficit) Equity      (2,244,259)          444,520
                                           ---------------  ---------------
     Total Liabilities, Minority Interest,
     Contingently Redeemable Equity and
     Stockholders' (Deficit) Equity        $     8,739,404  $     6,253,140
                                           ===============  ===============

      See accompanying notes to the consolidated financial statements.
                                    -4-
               Trinity Learning Corporation and Subsidiaries
       Consolidated Statements of Operations and Comprehensive Income

                               For Three Months Ended on    For Nine Months Ended on
                                        March 31,                   March 31,
                                   2005          2004          2005          2004
                                      (Unaudited)                 (Unaudited)
                               ------------  ------------  ------------  ------------
Revenue
 Sales Revenue                 $    518,095  $    705,460  $  2,328,592  $  1,686,258

Cost of Sales                      (62,228)     (152,910)     (280,563)     (357,363)
                               ------------  ------------  ------------  ------------
   Gross Profit                     455,867       552,550     2,048,029     1,328,895
                               ------------  ------------  ------------  ------------
Expenses
 Salaries & Benefits                754,393     1,119,641     2,611,262     2,643,188
 Professional Fees                  380,368       303,986       779,311       844,367
 Selling, General &
  Administrative                  1,404,012       230,753     2,532,581       855,943
 Depreciation & Amortization         24,520      (42,341)       105,871       196,460
                               ------------  ------------  ------------  ------------
   Total Expense                  2,563,293     1,612,039     6,029,025     4,539,958
                               ------------  ------------  ------------  ------------
   Loss from Operations         (2,107,426)   (1,059,489)   (3,980,996)   (3,211,063)
                               ------------  ------------  ------------  ------------
Other Expense
 Interest, net                    (480,335)      (73,326)     (992,023)     (121,675)
 Debt Issuance                     (22,834)   (1,312,378)     (183,206)   (1,312,378)
 Equity in Losses of Associated
  Companies                       (538,291)     (223,196)   (1,837,719)     (622,176)
 Foreign Currency Loss                 (65)         (205)       (2,281)       (4,463)
                               ------------  ------------  ------------  ------------
   Total Other Expense          (1,041,525)   (1,609,105)   (3,015,229)   (2,060,692)
                               ------------  ------------  ------------  ------------
Minority Interest                    44,935             -        92,043             -
-----------------              ------------  ------------  ------------  ------------

   Loss Before Taxes            (3,104,016)   (2,668,594)   (6,904,182)   (5,271,575)
     Taxes                                -             -             -             -
                               ------------  ------------  ------------  ------------
   Net Loss                    $(3,104,016)  $(2,668,594)  $(6,904,182)  $(5,271,575)
                               ============  ============  ============  ============
Net Loss Per Common Share
 Basic and Diluted                  $(0.10)       $(0.10)       $(0.22)       $(0.25)
                               ============  ============  ============  ============
Weighted Average Shares
 Outstanding                     32,372,341    25,516,167    31,386,772    20,886,478
                               ============  ============  ============  ============

A summary of the components of other comprehensive gain (loss) for the three and nine months ended March 31, 2005 and 2004 is as follows:

                               For Three Months Ended on    For Nine Months Ended on
                                        March 31,                   March 31,
                                   2005          2004          2005          2004
                                      (Unaudited)                 (Unaudited)
                               ------------  ------------  ------------  ------------
Net Loss                       $(3,104,016)  $(2,668,594)  $(6,904,182)  $(5,271,575)
Foreign Currency Translation
 Gain (Loss)                          5,591        39,105        23,272        23,525
                               ------------  ------------  ------------  ------------
 Comprehensive Loss            $(3,098,425)  $(2,629,489)  $(6,880,910)  $(5,248,050)
                               ============  ============  ============  ============


      See accompanying notes to the consolidated financial statements.
                                    -5-


               Trinity Learning Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                    Nine Months Ended March 31,
                                                      2005             2004
                                                ---------------  ---------------
                                                  (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                       $  (6,904,182)   $  (5,271,575)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                      105,871          196,460
     Bad debt expense                                 1,000,000                -
  Non-cash effect for business acquisition
  and divestiture
     Foreign currency translation loss                        -                -
     Non-cash debt issuance                              53,277                -
     Non cash interest                                1,097,771           63,069
     Equity losses of associated companies            1,837,719          622,176
     Employee stock based compensation                  241,983          219,584
     Debt conversion expenses                                 -        1,312,378
     Non cash financial advisory fees                    75,000          125,000
  Changes in current assets and liabilities:
   Accounts receivable                                 (19,830)          (2,956)
   Interest receivable                                        -                -
   Prepaid expenses and other current assets             58,523        (112,743)
   Accounts payable, deferred revenue and accrued
     expenses                                            66,895          357,095
   Accounts payable-related parties                    (77,988)          142,657
   Accrued expenses                                    (62,720)          245,519
   Deferred revenue                                      76,992          112,760
   Interest payable                                       2,255           22,588
   Minority interest                                   (67,179)                -
                                                ---------------  ---------------
Net cash used by operating activities               (2,515,613)      (1,967,988)
                                                ---------------  ---------------
Cash flows from investing activities:
  Payment for business acquisitions                     (7,314)        (506,150)
  Payment for business acquisitions
   related party                                        (4,815)        (929,045)
  Restricted cash                                   (4,491,000)        (500,000)
  Advances to associated companies                            -                -
  Notes receivable                                            -        (975,000)
  Capital expenditures                                 (16,611)         (19,998)
                                                ---------------  ---------------
Net cash used by investing activities               (4,519,740)      (2,930,193)
                                                ---------------  ---------------
Cash flows from financing activities:
  Repayments under short-term notes                   (544,118)                -
  Repayments under short-term notes
   related party                                      (155,000)        (500,000)
  Borrowings under short-term notes and
   contingent liability                               7,672,500        1,395,550
  Payments for financing fees                         (259,000)          (4,418)
  Payments for financing fees   related party                 -        (458,397)
  Other financing activities                            106,415                -
  Conversion of bridge loan to common stock                   -                -
  Exercise of warrants and options                            -           28,848
  Proceeds from sale of common stock                     21,250        4,973,300
                                                ---------------  ---------------
Net cash provided by financing activities             6,842,047        5,434,883
Effect of foreign exchange on cash                     (23,272)         (23,525)
                                                ---------------  ---------------
Net (decrease)increase in cash                        (216,578)          513,177
Cash at beginning of period                             892,739           86,511
                                                ---------------  ---------------
Cash at end of period                           $       676,161  $       599,688
                                                ===============  ===============



Supplemental information:
  Interest paid                                 $        71,119  $             -
  Conversion of bridge notes to common stock    $             -  $     2,148,378
                                                ===============  ===============
  Warrants issued with convertible notes        $     2,863,363  $       599,923
                                                ===============  ===============
  Beneficial conversion value of note payable   $     2,070,784  $             -
                                                ===============  ===============
  Cancellation of common stock and convertible
   notes payable pursuant to the sale of CBL,
   net                                          $             -  $       461,063
                                                ===============  ===============
  Issuance of common stock for business
   acquisitions                                 $             -  $       975,000
                                                ===============  ===============
  Issuance of convertible redeemable equity     $             -  $     2,250,000
                                                ===============  ===============


        See accompanying notes to the consolidated financial statements.

                                       -6-

                  Trinity Learning Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

GENERAL

Trinity Learning has elected to omit substantially all footnotes to the consolidated financial statements for the three and nine months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2004.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, in the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. The results of operations for the three and nine months ended March 31, 2005, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our September 1, 2003 acquisitions of TouchVision, Inc. ("TouchVision"); River Murray Training Pty Ltd ("RMT"); and 51% of the issued and outstanding shares of Ayrshire Trading Limited ("Ayrshire"), as well as our December 1, 2003 acquisition of Danlas Limited ("Danlas") and March 1, 2004 acquisition of Trinity Learning AS ("VILPAS"). Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. ("Riverbend"). These companies are collectively referred to as Riverbend. Danlas owns 51% of IRCA (Proprietary) Limited ("IRCA"). These companies are collectively referred to as IRCA. In addition, the financial statements do not include information with respect to the Primedia acquisition.

                                       -7-


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

NOTE 2   GOING CONCERN

To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired businesses, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations.
There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at May 1, 2005 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

NOTE 3   SUBSEQUENT EVENTS

On April 1, 2005, we entered into and closed an asset purchase agreement with Primedia, Inc. and two Primedia affiliates. The assets comprised those relating to PWPL's Healthcare Group, Government Services Group, Industrial Services Group, and all other assets of PWPL, including all of the assets of Primedia Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business. These assets are comprised of content libraries, trademarks, brands, intellectual property, databases and physical assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year ends on June 30. This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Overview

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash, material assets or an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at May 1, 2005, we will not be able to sustain operations for more than two months without additional sources of funding. To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Third Quarter Ended March 31, 2005 as Compared to the Third Quarter Ended March 31, 2004

     Our sales revenues for third quarter 2005 were $518,095, as compared to $705,460 for the third quarter 2004. This decrease in revenues is due primarily to unfavorable sales for Touchvision, Danlas, RMT and Trinity offset by increased revenues due to the acquisition of VILPAS. The three month period in 2004 comprises three months' revenue of CBL and three months each of RMT and TouchVision while the three month period in 2005 comprises three months' revenue of RMT, TouchVision and VILPAS.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, was $62,228 for the third quarter 2005 as compared to $152,910 for the third quarter 2004, resulting in gross profit of $455,867 for the third quarter 2005, as compared to $552,550 for the third quarter 2004. This decrease in costs and decrease in gross profit was due to a decrease in product sales with an offsetting decrease in cost of goods sold for hardware.

     Operating expenses for third quarter 2005 were $2,562,587 as compared to $1,612,039 for the third quarter 2004. This increase was due primarily to increases in selling, general and administrative costs as well as amortization expense.

      Other Expense of $1,041,624 was $567,481 less than that for the third quarter 2004. This decrease is primarily due to the reduction in costs associated with debt issuance of $1,289,544 offset by increased costs associated with companies accounted for on an equity basis of $315,095 and net interest expense of $406,869. Included in interest expense of $503,268 is $411,180 attributable to amortization of discounts on the Laurus note.

     We reported net loss available for common stockholders of $3,104,016, or $0.10 per share for the third quarter 2005, compared with a net loss of $2,668,594 or $0.10 per share for third quarter 2004.
Nine Months Ended March 31, 2005 as Compared to the Nine Months Ended March 31, 2004

     Our sales revenues for the nine months ended March 31, 2005 were $2,328,592, as compared to $1,686,258 for the nine months ended March 31, 2004. This increase in revenues was primarily due to the TouchVision, RMT and VILPAS acquisitions ("acquisitions") in September 2003 and March 2004, respectively, offset by the divestiture of CBL in December 2003. The nine month period in 2004 comprises nine months' revenue of CBL and six months each of RMT and TouchVision while the nine month period in 2005 comprises nine months' revenue of RMT, TouchVision and VILPAS.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, was $280,563 for the nine months ended March 31, 2005 as compared to $357,363 for the nine months ended March 31, 2004, resulting in gross profit of $2,048,029 for the nine months ended March 31, 2005, as compared to $1,328,895 for the nine months ended March 31, 2004. The increase in gross profit was due to and associated with increased revenues resulting from the acquisitions completed by us in September 2003 and March 2004 offset by the divestiture of CBL in December 2003.

     Operating expenses for the nine months ended March 31, 2005 were $6,028,319 as compared to $4,539,958 for the nine months ended March 31, 2004. This increase was due primarily to a significant increase in selling, general and administrative expenses which increased $1,676,638 from $855,943 for the nine months ended March 31, 2004. This increase is largely due to the addition of the three new subsidiaries. However, professional fees decreased $65,056 as did depreciation and amortization expense by $90,589; again, due to the divestiture of CBL in December 2003. Salaries and benefits slightly decreased by $31,926 to $2,611,262.

     Other Expense of $3,015,229 for the nine months ended March 31, 2005 was $954,537 greater than that for the nine months ended March 31, 2004. This increase in expense is primarily due to an increase in losses of $1,215,543 in associated companies accounted for on an equity basis, offset by a decrease in interest expense of $258,824. Included in interest expense of $1,175,229 is $1,022,248 attributable to amortization of discounts on the Laurus and Oceanus notes of $959,420 and $62,828, respectfully.

     We reported net loss available for common stockholders of $6,904,182, or $0.22 per share for the nine months ended March 31, 2005, compared with a net loss of $5,271,575 or $0.25 per share for the nine months ended March 31, 2004.

The following describes underlying trends our business including three of our operating subsidiaries.

TRINITY. Our growth remains ambitious, and remains based on acquisitions, internal growth, and alliances. We believe the recent asset purchase transaction from Primedia provides us with the capacity to layer new business units onto our production, delivery and administrative platforms at Trinity Workplace Learning, without the need for significant new capital expenditure in the near future. We believe we now offer target acquisition candidates a valuable marketing and production platform, and an opportunity to extend the depth and reach of products and services to new markets.

We are presently exploring opportunities for synergy, cross-marketing and other collaborations between Trinity Workplace Learning and our other operating subsidiaries and strategic alliance partners. While we are focused on building our market share and capabilities in North America, we continue to believe in the global learning market and will seek to leverage our assets and investments in North America by marketing products and services internationally through partnerships, alliances and licensing agreements.

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

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of March 31, 2005 was $29,555,158 as compared to $22,650,976 as of June 30, 2004.

     At March 31, 2005, we had an unrestricted cash balance of $676,161 compared
to $892,739 at June 30, 2004.   Net cash used by operating activities during the
nine months ended March 31, 2005 was $2,515,613, attributable primarily to our loss from operations of $6,904,182. Net cash generated by financing activities was $6,842,047 for the nine months ended March 31, 2005 representing the net of subscriptions received as well as borrowings and repayments under short and long-term notes of $6,973,382 less fees associated with debt issuance of $259,000. Of these funds, an aggregate of $185,000 was advanced to our consolidated subsidiaries and $4,491,000 was deposited in a bank in support of future acquisitions.

     Accounts receivable increased from $243,164 at June 30, 2004 to $262,994 at March 31, 2005. This increase is due primarily to the timing of billings to and collections from our customers.

     Accounts payable decreased from $892,639 at June 30, 2004 to $881,546 at March 31, 2005. Accrued expenses decreased from $721,192 at June 30, 2004 to $658,472 at March 31, 2005. These changes are attributable to expenses incurred by the three subsidiaries we acquired during fiscal year 2004 and our continuing corporate expansion during the year as well as timing of billings from and payments to our creditors.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital lease, during the nine months ended March 31, 2005 and 2004, were $16,611 and $19,998, respectively.

     We continued to seek equity and debt financing in second quarter 2005 to support our growth and to finance recent and proposed acquisitions. In this regard, on July 29, 2004, we issued a secured convertible promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus"). On September 1, 2004, we repaid the principal owing on the promissory note plus accrued proceeds from the Laurus transaction described below.

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

     To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at May 1, 2005 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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


                                  TRINITY LEARNING CORPORATION

May 13, 2005                      By: /S/ DOUGLAS D. COLE
                                  -------------------------------------------
                                  Douglas D. Cole
                                  Chief Executive Officer

May 13, 2005                      By: /S/ EDWARD P. MOONEY
                                  --------------------------------------------
                                  Edward P. Mooney
                                  President and Chief Financial Officer