Form 10KSB
period 2005-06-30
TRINITY LEARNING CORP
filed 2005-11-21
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934

                  For the fiscal year ended June 30, 2005

                         Commission File No. 0-8924

                        Trinity Learning Corporation
     (Exact name of small business issuer as specified in its charter)

     Utah                                                    3-0981865
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

       3685 Mt. Diablo Blvd., Suite 161, Lafayette, California 94549
                  (Address of principal executive offices)

                               (925) 284-8025
                        (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, No Par
Value

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 9 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2005: $11,176,975 The aggregate market value of the 34,858,069 shares of voting stock held by non-affiliates of the Registrant, computed as the average of the closing bid and asked prices as of October 13, 2005 was approximately $9,063,098. As of October 13, 2005, the Registrant had outstanding 38,918,013 shares of common stock, no par value per share.

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity Learning," or the "Company."

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

















                                    -2-

                             TABLE OF CONTENTS
                             -----------------

                                   PART I                              Page

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .4
ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 19
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 20

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 20
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . 23
ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 32
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 74
ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 76
ITEM 8B.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 77

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 78
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 81
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 84
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 85
ITEM 13.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . 87
ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES. . . . . . . . . . . . 93

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 95

          EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . 98



                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     We are a publicly held global learning company that specializes in providing technology-enabled learning and certification solutions for corporations, organizations and individuals in multiple global industries. Historically, we have focused our marketing on medium to large businesses and organizations that wish to provide workplace training and certification to their employees in a cost effective and efficient manner.
In addition to internal growth through business development and expansion of sales and marketing in existing operations, we have pursued a strategy of acquiring and integrating other operating companies with established customer bases in strategic markets and industry segments. Today, target acquisition candidates typically are expected to meet one or more of these criteria:

     -    core operations in the United States

     -    prime customer relationships in North America

     - international sales channels through agents, partners, or sales offices

     - content that can be leveraged by the Company's state-of-the-art production and communication facility in Carrollton, Texas

TRINITY WORKPLACE LEARNING

     In April, 2005, we completed the acquisition of the key operating assets of the Primedia Workplace Learning division ("PWPL") of PRIMEDIA, Inc., including PWPL' s content libraries, trademarks, brands, intellectual property, databases and physical assets. Also included was a 200,000 square foot state-of-the-art workplace learning content production and delivery facility in Carrollton, Texas, which is used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire and emergency, government, law enforcement and private security markets. We operate the acquired assets as a wholly-owned subsidiary under the name Trinity Workplace Learning ("TWL").

     The content library is used by over 7,000 clients to train, educate and certify employees in the areas of state and federal regulatory compliance, ongoing job certification, continuing education, risk mitigation and in-service education. In addition to its traditional delivery capabilities such as VHS, DVD, CD-ROM, Internet and print, the PWPL acquisition makes the Company one of the largest US providers of satellite-delivered learning content. The satellite network consists of seven channels that are spread over three key areas: healthcare, government and industrial. These satellite channels have long-established and well-respected brand names in their respective industries.

     The division, subsequently renamed the Trinity Workplace Learning division ("TWL"), serves as our primary content creation, marketing and delivery platform. With a comprehensive video production and distribution platform, including satellite uplinks and downlinks, plus live and archived Internet broadcasting capabilities, we have the ability to reach customers and learners around the world from one central facility. TWL has three key areas of focus:


                                    -4-

     - Healthcare Group. The Healthcare Group ("HCG") focuses primarily on serving hospitals and long-term care facilities within the healthcare sector. HCG currently services more than 1,800 hospitals and long-term care institutions and reaches more than 1,800,000 healthcare professionals. HCG provides its training primarily through our proprietary satellite delivered networks, with more than 83% of its revenues subscription based with contracts ranging from one to three years. HCG offers accreditation for 17 categories of licensed healthcare professionals, and has issued over 2,600,000 continuing education certificates. HCG has partnership alliances with the Joint Commission Resources and the VHA.

     - Government Services Group. The Government Services Group ("GSG") focuses primarily on serving the emergency responder markets. GSG currently services more than 2,700 agencies and trains more than 300,000 emergency responders in the fields of law enforcement, fire, emergency medical services, and professional homeland security. Approximately 90% of its revenue is subscription based with contract lengths of generally one year in duration. GSG currently offers more than 2,000 courses through a variety of delivery channels to its thousands of federal, state and local customers.

     - Industrial Services Group. The Industrial Services Group ("ISG") offers comprehensive training to the industrial sector and services some of the largest companies in the United States, including Global 1000 and Fortune 500 clients. Training in the industrial segment is increasingly driven by customer mandates for improved skills as well as for regulatory compliance. Approximately 10-15% of its revenue is subscription based with contracts ranging from two to three years. The remaining sales are single-event transactions. ISG provides its library of more than 2,000 training courses to its target market primarily through VHS tapes and CD formats. ISG's commitment to online offerings has positioned the group to transition from product sales to a subscription model. ISG supplements all these channels with associated print material.

KEY BENEFITS OF THE COMBINED OPERATIONS

     As a result of the PWPL acquisition, the combination of the Company and TWL provides a number of key benefits:

     - Approximately 235 full-time workplace learning professionals, including content development, instructional design, training services, marketing, video production, satellite communications, Internet and IT and administration. We have an expanded accounting and finance group that should enhance our financial controls, cash management, SEC reporting, and Sarbanes-Oxley compliance.

     - A content library of more than 21,000 training courses for the healthcare, industrial and security government markets.

     - Delivery capabilities through a variety of channels, including satellite, broadband, DVDs, CD-ROM, VHS, print and instructor-led courses. We currently broadcast content via encrypted satellite to more than 4,000 installed satellite dishes at customer sites. This diverse and powerful delivery system should permit us to cost effectively reach virtually any customer in the world in a variety of secure channels.

                                    -5-
     - A state-of-the-art 200,000 square foot office and production facility (approximately 20 minutes from Dallas-Fort Worth), built and equipped at a cost estimated at over $30 million in 1996, including production studios, satellite uplinks and downlinks. We now have an extensive information technology infrastructure, including The Academy, which is a proprietary database for tracking learners, courses and certifications. We believe that because an individual's training and certification information resides within The Academy and is not owned by the employer, additional revenue could be generated as employees change jobs and require re-certification. The building also houses a replication and fulfillment center for in-house, on-demand creation of VHS tapes, CDs and DVDs, which enables us to leverage content development across all customer-driven delivery media.

     - A full-time customer service center that monitors and services the Trinity Workplace Learning client base, including providing professional services and customized solutions. The support group also makes outbound customer calls to generate sales leads as well as take incoming customer calls.

THE GLOBAL LEARNING MARKET

     According to EduVentures, Inc., the global education and training market is estimated at approximately $2 trillion annually, with the United States currently accounting for over 35% of the global market for education and training services. Within the corporate training market, e-learning, fueled by increased penetration of computers and workplace access to the Internet, is playing an increased role in providing employees with training and workplace learning. DC estimates that the worldwide e-learning services market will exceed $23 billion by 2006 and Cortona Consulting estimates that the global e-learning services market will reach $50 billion by 2010.

     According to the Population Resource Center, world population exceeded 6 billion individuals in 2001 with a growth rate of 1.3% annually. Based upon this growth rate, there will be approximately 1 billion new entrants to the global workforce each decade until at least the middle of this century. Furthermore, significant changes in the make-up of the world's population are anticipated in the near future. It is estimated that in Europe, North America and certain other industrialized nations, anticipated future labor shortages are expected to be caused by an aging workforce and will need to be met through immigration, which would drive demand for language and other job training. Other labor shortages are expected to be met by full-time and part-time re-entry by "retirees" into the workforce, a trend that is already gaining momentum in the United States. These re-entry workers often must be trained or retrained for new job skills, particularly in computer-related skills. In addition to workplace learning, an aging population points toward an expanded market for lifelong learning as longevity increases and people are healthy and active longer into their 70s and 80s.

     Other demographic factors in the make-up of the world's work force are expected to have a significant impact on the world learning market. In the United States, according to Ameristat, between 1998 and 2008, over 40 million people are estimated to enter the US labor force, joining over 110 million workers already in the workforce. Furthermore, over 25% of new workers are expected to be either Hispanic or Asian, thus increasing diversity in the workplace. A more diverse workforce presents challenges to employers with regard to language and communication skills, compliance with laws and regulations regarding employment practices and training in basic workplace skills.

     As the global workplace continues to change rapidly, the economic value of a college degree or professional certification continues to increase. In the United States, the wage premium for a college degree holder as compared to a high school diploma has nearly doubled since the
late 1970s   a statistic that is even more pronounced for women workers.
Around the world, the value of a college degree, particularly from an accredited U.S. higher education institution, remains one of the most valuable workplace assets. Through distance and online education, there is a world market for college degree programs and professional certifications. Wage differentials based upon education can also be found in the workplace below the degree level. For example, in Latin America, a worker with six years of education typically earns 50% more than a worker with no formal education, and the wage premium increases to 120% based upon 12 years of education.

     Increased globalization is also expected to have a significant impact on the world learning market. As technology continues to facilitate global communication and business, corporations will continue to seek out new foreign markets for highly educated, lower cost workers. For developed nations to compete with the outsourcing of labor to developing nations, they must invest in educating and training their workforces. Many companies already know the benefits of ongoing education and training for their employees. The American Society for Training and Development ("ASTD") performed a three-year study of employee education with 575 US-based publicly-traded firms from various industries. ASTD found that companies who invested $680 per employee more than the average company increased their total stockholder return by six percent for the following year. A survey performed by Chief Learning Officer Magazine and Fairfield Research Inc., a market research company, looked into the size of the enterprise-learning market in the US. Companies with over $500 million in annual sales spent an average of $3.7 million on learning and training and are estimated to have collectively spent $11.9 billion on education in 2003.

     Globalization also presents challenges to large-scale, multinational employers in global industries that must address their human capital requirements in a cost-effective manner due to dispersed workforces, continual introduction of new technologies (including the introduction of technology to job classifications staffed by entry-level or lower-skilled workers), global competition, language and cultural barriers and other demographic factors. Large employers also employ a wide range of personnel with various educational attainment levels and differing needs for ongoing training, workplace learning and professional development. In addition, compliance with local, national and international regulations and standards is increasingly critical for employers of all sizes.

     Just as globalization is expanding the world's workforce to new labor markets and employers increasingly recognize the return on investment from a better educated workforce, technology is revolutionizing access to learning, education and training around the world through computer-based learning, high-speed network access, distance learning, e-learning and online accredited education. Access to computers and the Internet continues to increase dramatically, with the highest rates of growth over the coming decade expected to be in less developed nations. Worldwide, the Internet population is estimated at nearly 1 billion by The Computer Industry Almanac and is expected to grow at a rate of approximately 200 million new users per year.

     The advent of computer and Internet technology has also presented new approaches for teaching and training employees. Over the past two decades, educational research has shown that individuals learn in different ways and that no one method of teaching or training is optimal across all types of content or desired educational outcomes. Educational research has shown that a blended learning approach is generally more successful for the retention of new learning. Within the overall global learning market, there are a variety of instructional methods that can be utilized to train workers. These methods include:

     - Classroom instruction at a school, the employer's facility or at an off-site facility
     -    Computer-based training and simulation
     - Distance education, utilizing printed materials or digital materials
     -    Online or e-learning, either instructor-mediated or self-paced
     - Hands-on training with machines or devices, either in the workplace or at a remote facility

STRATEGY

     Our goal is to become a leader in the global learning industry and to create one of the first global brands that integrate products and services for workplace learning, education and personal growth markets. Key aspects of our strategy are:

     - Cross Selling of Existing Content. We believe that there is significant customer overlap among its HCG, GSG and ISG industry verticals. With over 21,000 titles, we believe that there are significant cross- and up-selling opportunities in the combined Company and are refocusing our sales force to realize these synergies.

     - Increase Penetration in Key Markets. We intend to market aggressively to expand our presence in key markets where significant opportunities lie. For example, HCG currently serves only 30% of the acute care market and less than 2% of the long-term care market. GSG currently provides training to less than 6% of the law enforcement market and only about 7% of the fire and emergency markets. In addition, the homeland security market is relatively new and provides substantial opportunity for growth.

     - Acquisitions. We intend to continue our efforts to acquire and integrate other operating companies with established customer bases in strategic markets and industry segments. We intend to acquire operating companies that, when combined with our existing platform, represent a blended learning approach to workplace learning.

     - Expand Into Key Industry Segments. We are evaluating other industry segments where we believe that our technology and infrastructure will allow us to expand. Key among these is language learning.

     - Continue Focus on Cost Savings. We have implemented an extensive cost savings initiative, which we expect to realize in the next several quarters. This cost-savings initiative includes:

          -    Headcount reduction in non-core areas;

          -    Conversion of temporary employees to permanent status;

          - Re-allocation of internal production staff to eliminate or reduce freelancers; and

          - Elimination of duplicate overhead, such as office space and back office employees

     - Increased Capacity Utilization. TWL's production facility has additional unutilized capacity. We are in the process of increasing capacity utilization by one or more of the following: subleasing unused office space, finding additional third-party clients for video production facilities and identifying clients to share our satellite service capacity.

     - Integration. TWL now represents substantially all of our assets and operations. We continue to operate our other subsidiaries in the United States and in international markets, with the intent of integrating operations, sales and marketing into TWL. In cases where integration is not feasible or cost effective, we anticipate that we will either (a) continue to operate certain subsidiaries as we have done in the past, (b) seek partnerships and alliances and other strategic relationships, or (c) divest or reduce our ownership in selective non-core assets and operations.

     - Increase Investor Awareness. We intend to apply for a NASDAQ Small-Cap or AMEX listing as soon as it meets the listing requirements.

SUBSIDIARIES

     We currently have four wholly owned operating subsidiaries: Trinity Workplace Learning, TouchVision, River Murray Training, VILPAS, and 51% interest in the operations of Riverbend. Subsequent to the end of our fiscal year ended June 30, 2005 we divested our ownership in IRCA
(Proprietary) Limited, previously a 51% subsidiary.

     TRINITY WORKPLACE LEARNING

     As of April 1, 2005, we entered into and closed an asset purchase agreement (the "Asset Purchase Agreement") with PRIMEDIA Inc. and two PRIMEDIA affiliates (collectively, "PRIMEDIA"), whereby PRIMEDIA sold to the Company certain assets related to its PWPL facility. The assets comprised those relating to PWPL's HCG, GSG, ISG, Shared Services Group, and all other assets of PWPL, including all of the assets of PRIMEDIA Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business (such acquired assets referred to collectively hereinafter as the "Business"). These assets are comprised of content libraries, trademarks, brands, intellectual property, databases, and physical assets. Included in the sale are certain video production and distribution capabilities used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire & emergency, government, law enforcement and private security markets currently served by PWPL.

     In consideration for the Business, we assumed certain liabilities of PRIMEDIA relating to the Business (the "Assumed Liabilities") in an aggregate amount estimated at the time of closing to be between $28 and $30 million.

     The purchase price for the Business is subject to a working capital adjustment whereby the purchase price for the assets will be either reduced or increased on a dollar-for-dollar basis to the extent that certain elements of the working capital deficit of the Business as of April 1, 2005 is determined within 90 days of such date to be either, respectively, less than or greater than $4,000,000. Any such working capital adjustment shall be satisfied by a cash payment by the responsible party, all pursuant to the terms of the Asset Purchase Agreement. In connection with the transactions contemplated by the Purchase Agreement, SBI USA LLC, a California Limited Liability Company ("SBI"), agreed to guarantee the performance by the Company of certain leases comprising part of the Assumed Liabilities. In consideration for such guarantee (the "Guarantee"), we entered into an agreement with SBI dated April 1, 2005 (the "SBI Agreement") pursuant to which we agreed, among other things, to issue to SBI an aggregate of 4,000,000 shares of the Company's common stock (which stock will carry piggyback registration rights) (the "SBI Shares"), to reimburse SBI for any expenses incurred by it in connection with the granting of the Guarantee, to grant SBI the right to appoint an observer to the Company's Board of Directors, to compensate such observer at the rate of $15,000 per month, plus expenses, and to indemnify SBI for any liabilities that might accrue to it pursuant to the Guarantee.
Since closing of the Asset Purchase Agreement, we estimate that we have been able to better utilize our resources and reduce expenses of the Business from a combined basis by approximately $3.5 million on an annualized basis through the following initiatives:

     - Because Primedia refreshed and updated the content library prior to the sale of PWPL, we believe that minimal investment, if any, in content is needed over the next 12 months. Historically, Primedia has spent approximately $1.1 million per quarter on content development;

     - As a result of our acquisition of PWPL from Primedia, corporate overhead expenses of allocated from Primedia to PWPL should be substantially eliminated;

     - We have converted 29 temporary and/or contract employees to permanent status and eliminated several current job functions for an annual savings of approximately $1.3 million;

     - Because of the office space and administrative support that we acquired as a result of its acquisition of the Business, we have implemented annualized cost savings of approximately $300,000 through the elimination of duplicate overhead, such as office space and certain financial staff in California;

     -    Other anticipated savings include:

     - Annual savings of approximately $125,000 from reduced maintenance costs related to the purchase of a new computer system. No significant capital expenditures are planned during the coming 12 months;

     - $90,000 reduction of licensing fees paid for learning management system;

     - Bonus and legal fee accruals by PWPL that are no longer payable of $212,000 and $100,000.

TOUCHVISION

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

RIVER MURRAY TRAINING

     River Murray Training ("RMT"), our Australian subsidiary, provide consultancy services for customers to establish a sustainable in-house training system, resource development services to develop customized learning support materials; and training services to provide a wide selection of fully accredited training.

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

VILPAS

     VILPAS is a learning services company headquartered in Oslo, Norway. For the past five years, it has been engaged in developing e-learning and other educational initiatives for corporations and organizations in Norway, Scandinavia and Europe. FunkWeb, a subsidiary of VILPAS, is a leading provider of workplace training and retraining for disabled persons. In conjunction with national and local employment programs, FunkWeb has a successful track record in providing disabled persons with skills, certifications and job placement services primarily related to information technologies, web-based systems, and computing. The minority partner in FunkWeb is the Norwegian Federation of Functionally Disabled People, a non-government organization (NGO) representing many of Norway's associations and programs for the disabled.

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

     - Providers of online and e-learning products targeted at corporate soft skills and technical training;

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

     We believe that our operating subsidiaries derive their competitive advantage from one or more of the following:

     -    Proprietary content, software or technology;

     - Strategic relationships and alliances, including exclusive development and marketing relationships; and

     -    Management's industry and customer relationships.

INTELLECTUAL PROPERTY

     Our success and ability to compete are dependent, to a significant degree, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We regard certain aspects of our products and documentation as proprietary and rely on a combination of trademark, trade secret and copyright laws and licenses and contractual restrictions to protect our proprietary rights. These legal protections afford only limited protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license software pursuant to license agreements that restrict use of the software by customers. Finally, we seek to limit disclosure of our intellectual property by requiring employees, consultants and customers with access to our proprietary information to execute confidentiality agreements and by restricting access to source codes. We believe, however, that in the market for online-learning and other technology-enabled education, training and certification services that require online business communications and collaboration, factors such as the technological and creative skills of our personnel and our ability to develop new products and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.
                                    -12-
     Our products and services, in some cases, are derived from proprietary content developed by our operating subsidiaries. In other cases, we or our subsidiaries are licensed to market third-party content or software, or in some cases to modify or customize third party content to meet the needs of our clients. In certain cases, where we have made investments to develop or co-develop certain products or services with third-parties, we and our operating subsidiaries may be entitled to certain rights of ownership and copyright of intellectual property to the extent they are delivered to customers in the format developed by us.

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

EMPLOYEES

     As of September 30, 2005, we had approximately 256 full time employees located in California, Texas, Australia and Norway.

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

OUR BUSINESS MIGHT NEVER BECOME PROFITABLE.

     We have never been profitable. We have a substantial accumulated deficit, and we expect our cumulative net losses and cumulative negative cash flow to continue until we can increase our revenues and/or reduce our costs. Long-term demand for our service will depend upon, among other things, whether we obtain and produce high quality programming consistent with consumers' tastes; the willingness of consumers to pay for our products and services; the cost and availability of our leased satellites; our marketing and pricing strategy; and the marketing and pricing strategy of our competitors. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

FAILURE OF OUR LEASED SATELLITES WOULD SIGNIFICANTLY DAMAGE OUR BUSINESS.

     We lease one satellite for use in our Workplace Learning business. Satellites are subject to a number of risks including: degradation and durability of solar panels, quality of construction; random failure of satellite components, which could result in significant damage to or loss of a satellite; amount of fuel satellites consume; and damage or destruction by electrostatic storms or collisions with other objects in space, which occur only in rare cases. In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. These failures and anomalies are expected to continue in the ordinary course, and it is impossible to predict if any of these future events will have a material adverse effect on our operations.

OUR NATIONAL BROADCAST STUDIO, TERRESTRIAL REPEATER NETWORK, SATELLITE UPLINK FACILITY OR OTHER GROUND FACILITIES COULD BE DAMAGED BY NATURAL CATASTROPHES OR TERRORIST ACTIVITIES.

     An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our national broadcast studio, terrestrial repeater network or satellite uplink facility, interrupt our service and harm our business. We do not have replacement or redundant facilities that can be used to assume the functions of our terrestrial repeater network, national broadcast studio or satellite uplink facility in the event of a catastrophic event.

     Any damage to the satellite that transmits to our terrestrial repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in certain areas. Damage to our national broadcast studio would restrict our programming production and require us to obtain programming from third parties to continue our service. Damage to our satellite uplink facility could result in a complete loss of service until we could identify a suitable replacement facility and transfer our operations to that site.

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

OUR BUSINESS IS ALSO SUBJECT TO OTHER RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     Our financial results may be adversely affected by other international risks, such as:

     -    Difficulties in translating our courses into foreign languages;
     -    International political and economic conditions;
     -    Changes in government regulation in various countries;
     -    Trade barriers;
     - Difficulty in staffing foreign offices, and in training and retaining foreign instructors;
     -    Adverse tax consequences; and
     -    Costs associated with expansion into new territories.

ITEM 2.   DESCRIPTION OF PROPERTY

     Our major facilities are located in Carrollton, Texas. Premises are located on 14.79 acres of property and consist of a two story structure and parking for approximately 650 vehicles. The building is approximately seven years old and consists of 205,750 rentable square feet which is leased from an unaffiliated third party on a ten year lease with nine years remaining. The facility is used for production, warehouse and office space. The lease payment is approximately $176,000 per month. The premises are suitable for their intended uses.

     We lease executive office space on the first floor of a four story office building in Lafayette, CA. The space is leased from an unaffiliated third party. The lease is a 2 year term which commenced on May 1, 2005. Monthly rent is approximately $2,200. The office is 900 square feet with 2 partitioned offices and one large multi-use space which includes two desks, conference area, storage and IT equipment. These premises are suitable for their intended use.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has agreed in connection with its purchase of the Primedia Workplace Learning assets to assume the defense of certain litigation, entitled ARGUS 1 SYSTEMS CORPORATION V. PRIMEDIA WORKPLACE LEARNING L.P., ET AL., No. 04-CV-138918, District Court of Fort Bend County, Texas (the "Argus Claim"), regarding claims made by Argus 1 Systems Corporation ("Plaintiff") resulting from that certain Memorandum of Understanding, dated May 22, 2003, ("MOU") by and between Plaintiff and PRIMEDIA Workplace Learning LP, a Delaware limited partnership ("PWPL"). Plaintiff has alleged various contract and tort claims and seeks among other things license fees, attorney fees and actual and punitive damages. The Primedia Workplace purchase agreement provides that the Company shall generally be responsible for paying that portion of any Recovery (as defined therein) relating to license fees, royalty fees, or other damages arising from any sales other conduct after the purchase of the Workplace assets and be responsible for the payment of all on-going license or royalty fees relating to periods thereafter. In addition, some of the cost and recoveries may be split on a 50/50 basis. The Company has not yet been named as a party to the litigation, has not engaged legal counsel for the matter, and has conducted no discovery. The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss its potential liability or legal exposure for the litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                  PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     At November 1, 2005, we had approximately 601 shareholders of record. Our common stock has been quoted on the National Association of Securities Dealers OTC Electronic Bulletin Board since December 23, 2003 under the symbol "TTYL." Prior to this date, Trinity Learning's common stock was traded on the Pink Sheets, a privately owned company headquartered in New York. Neither we nor any of our affiliated purchasers, as that term is defined in Rule 10b-18 under the Securities Exchange Act of 1934, repurchased any of our common stock during the period April 1 through June 30, 2005.

     The following table sets forth the high and low bid quotations, as provided by the OTC Bulletin Board, for our common stock as reported by NASDAQ. These prices are based on inter-dealer bid prices, without markup, markdown, commissions or adjustments and may not represent actual transactions.

          Fiscal Year Ended June 30, 2005:           High           Low
          --------------------------------       ------------  ------------
          April 1, 2005 to June 30, 2005         $      0.45   $      0.22
          January 1, 2005 to March 31, 2005      $      1.05   $      0.13
          October 1, 2004 to December 31, 2004   $      1.50   $      0.70
          July 1, 2004 to September 30, 2004     $      1.65   $      0.85

          Fiscal Year Ended June 30, 2004:           High           Low
          --------------------------------       ------------  ------------
          April 1, 2004 to June 30, 2004         $      1.50   $      0.80
          January 1, 2004 to March 31, 2004      $      2.50   $      1.50
          October 1, 2003 to December 31, 2003   $      1.59   $      0.03
          July 1, 2003 to September 30, 2003     $       N/A   $       N/A

     We have never declared or paid dividends on our common stock in the past, and we do not intend to pay such dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

     Neither we nor any of our affiliated purchasers, as that term is defined in Rule 10b-18 under the Securities Exchange Act of 1934, repurchased any of our common stock during the period April 1 through June 30, 2005.

THE 2002 STOCK PLAN

     An aggregate of 13,500,000 shares of our common stock are currently authorized for issuance pursuant to our 2002 Stock Plan. This plan was approved on December 2, 2002, at a special meeting of our shareholders. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of
(a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information regarding securities authorized for issuance under the 2002 Stock Plan at June 30, 2005:

                                  Number of         Weighted      Number of
                                 Securities          Average     Securities
                                 to be Issued       Exercise      Remaining
                                Upon Exercise       Price of      Available
                               of Outstanding    Outstanding     for Future
Plan Name                         Options            Options       Issuance
-------------------------    ----------------  -------------  -------------
Equity compensation
 plan approved by
 security holders                  11,665,000          $0.36      1,800,000


RECENT SALES OF UNREGISTERED SECURITIES

     The following is information as to certain securities we have sold during the fiscal year ended June 30, 2005, that were not registered under the Securities Act of 1933, as amended:

     During the period February 2004 to November 2004, certain warrant holders from our 2002 Bridge Financing exercised warrants at $0.05 per share for 1,238,542 shares of our common stock. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer of the securities in accordance with the requirements of the Securities Act.

     On July 29, 2004, we issued a secured convertible promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus"). The note matured on October 27, 2004 and bore interest at the rate of twelve percent (12%). The holder of the note had the option to participate in a subsequent financing made during the term of the note, and in lieu of all or part of any cash payment that would otherwise be made to us in connection with such financing, the holder may elect to contribute $1.00 of debt forgiveness under the note for each $1.00 of such participation. In connection with the issuance of the note, we also issued to Oceanus a five-year warrant to purchase up to 125,000 shares of our common stock at a price of $1.00 per share. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not
involving any public offering.   No advertising or general solicitation was
employed in offering the securities, the offerings and sales were made to one entity, and we restricted transfer of the securities in accordance with the requirements of the Securities Act. The recipient of the securities represented its intention to acquire the securities for investment only, and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued in such transactions.

     On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $5.5 million and
(ii) a five-year warrant ("Warrant") to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. The principal amount of the Note and accrued interest thereon was convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution
adjustments.   Under the terms of the Note, the monthly principal payment amount of approximately $22,000.00, plus the monthly interest payment (together, the "Monthly Payment"), was payable in either cash or, if certain criteria are met, including the effectiveness of a current registration statement covering the shares of our common stock into which the Note is convertible, through the issuance of our common stock. Laurus had the option to convert the entire principal amount of the Note, together with interest thereon, into shares of our common stock, provided that such conversion does not result in Laurus beneficially owning more that 4.99% of
our outstanding shares of common stock.   The issuance of the Note and the
Warrant was made in reliance on Section 4(2) of the Securities Act as a
transaction not involving any public offering.   No advertising or general
solicitation was employed in offering the securities, the offerings and sales were made to one entity, and we restricted transfer of the securities in accordance with the requirements of the Securities Act. The recipient of the securities represented its intention to acquire the securities for investment only, and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued in such transactions.

     On February 4, 2005, we issued an aggregate of 127,419 restricted shares of our common stock to Laurus, upon conversion of $44,117.64 of principal amount and accrued interest of $13,221.19 of the Note. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. The Note, as amended, provided for a conversion rate of $0.45 for the first $250,000 of principal converted.

     On January 31, 2005, we issued 50,000 restricted shares of our common stock to three affiliates of MCC Financial Services. The shares were issued in consideration as partial payment for investor relations services at a deemed price of $0.44 per share. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

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

OVERVIEW

     In the first quarter of fiscal year 2005, we announced that we had modified our strategy to focus our management and financial resources on new acquisition targets and operations in North America, with a secondary
focus on Western Europe.   During the remainder of fiscal 2005 management
focused its efforts on identifying and analyzing various merger and acquisition candidates in the United States. These efforts culminated with the announcement on April 1, 2005 of an asset purchase agreement whereby we acquired substantially all of the assets of Primedia Workplace Learning from Primedia, Inc.

     Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Except as noted below we do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.

     On July 13, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the "Lenders"). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and Trinity Workplace Learning Corporation, subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the "Warrants") to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. Copies of the Credit Agreement, the form of Warrant and the Registration Rights Agreement (collectively, the "Agreements") were filed in a Report on Form 8K and are incorporated herein by reference. A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the "Laurus Agreements") dated August 31, 2004 with Laurus Master Fund, Ltd. ("Laurus"). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share.

     In connection with the execution of the Credit Agreement, the Company issued Warrants to the Lenders, which Warrants are exercisable for a period of five years and permit the holders the right to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully diluted basis at a price per share equal to $0.266, subject to adjustment as provided in the Warrants. The Company believes that the issuance of the Warrants is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. A copy of the form of Warrant is filed as Exhibit 99.2 hereto and is incorporated herein
by reference.   As noted above, on July 13, 2005, in connection with the
payoff of amounts outstanding under the Laurus Agreements, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share. The Company believes that the issuance of common stock upon conversion of the note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

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

     Currently the Company is trying to obtain additional equity financing of approximately $2 million. The proceeds will be used for general working capital purposes and should provide sufficient cash to sustain operations into early 2006. There can be no assurance that the Company will be successful in completing this transaction.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2005 AS COMPARED TO THE FISCAL YEAR ENDED JUNE
30, 2004

     Our sales revenues for fiscal year 2005 were $11,176,975 as compared to $2,590,091 for 12-month period ended June 30, 2004. This significant increase in revenues is due to the acquisition of assets of Primedia Workplace Learning on April 1, 2005. The results for fiscal year 2005 include three months of operations associated with the Primedia assets, and 12 months of operations of TouchVision, RMT, and Vilpas. The fiscal year 2004 included ten months of revenue from TouchVision ($1,113,463) and RMT ($639,678), and four months of revenue from VILPAS ($669,160). Additionally, revenues of CBL ($167,790), which was sold by us effective December 22, 2003, were included through such date.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, were $2,910,244 for the fiscal year 2005 as compared to $475,076 for the fiscal year 2004, resulting in gross profit of $8,266,731 for the fiscal year 2005 as compared to $2,115,015 for the fiscal year 2004. These increases in both costs and gross profit were due to and associated with increased revenues resulting from the acquisition completed by us in April 2005.

     Operating expenses for fiscal year 2005 were $16,802,125 as compared to $7,190,975 for fiscal year 2004. This increase was due primarily to a significant increase in salaries and benefits, which increased $3,861,131 from $3,636,498 for the fiscal year fiscal year 2004 to $7,497,629 for the fiscal year 2005. The increase is largely due to the acquisition of the assets of Primedia Workplace Learning.

     Other significant increases in operating expense resulted from increases in selling, general and administrative expense, professional fees, and depreciation and amortization expense. Selling, general and administrative expense was $4,837,038 for fiscal 2005 as compared to $1,886,514 for fiscal year 2004. Depreciation and amortization expense increased to $2,783,664 in fiscal 2005 as compared to $279,360 for fiscal year 2004, due primarily to the acquisition of assets from Primedia.
                                    -25-

     Other Expense of $7,135,563 for the year ended June 30, 2005 was
$756,920 greater than the year ended June 30, 2004.    Net interest expense
($2,445,410) and losses from equity investments ($1,299,195) accounted for
most of the Other Operating Expenses during fiscal year 2005.   During the
fiscal year 2004, Other Operating Expenses were substantially due to non-recurring losses in associated companies accounted for on an equity basis of $2,714,985, and debt conversion expense of $3,449,332. Losses in associated companies arise from Riverbend, ($536,936) and IRCA ($2,178,049). The loss in IRCA includes a $884,963 charge for impairment. Debt conversion expense comprises non-cash expense associated with the conversion of the 2004 Bridge Loan at $0.60 per share when the fair market value of shares trading publicly was $1.05 to $1.25 per share. The IRCA impairment expense of $884,963 is equal to the write down to $0 of our initial investment in IRCA, net of current year operating losses and amortization of identifiable intangible assets. We wrote down our investment in IRCA to $0 as a result of current year operating performance and anticipated operating losses in IRCA for the foreseeable future. These losses are, in part, a result of the weakening of the US dollar in relation to the South African Rand and the resulting down turn in mining operations in South Africa, IRCA's primary customer base. During the year ended June 30, 2005, we absorbed losses of $500,000 due to the $500,000 we deposited as collateral in support of IRCA's operating line of credit. The weakening U.S dollar also negatively impacted the translated results for each of the foreign subsidiaries.

     We reported net loss available for common stockholders of $15,615,042 or $0.49 per share for the fiscal year 2005 as compared with $11,462,063, or $0.50 per share for the fiscal year 2004.

     At June 30, 2005 the following unaudited pro forma financial information presents the combined results of operations of the Company and twelve months of operations of Trinity Workplace Learning for the year then ended. The Company's investments in Riverbend and IRCA are accounted for on an equity basis. Accordingly, Riverbend's and IRCA's business operating results are not included in the Company's combined unaudited pro forma financial information for the twelve month periods ended June 30,
2005 and 2004.   In October 2005, The Company and IRCA completed a
Settlement Agreement whereby we mutually rescinded the original acquisition agreement, resulting in no ownership positions for IRCA in our company and
vice versa (see "Subsequent Events   IRCA Settlement Agreement").

     We operate as a single business segment and have one product offering which is training and education; however, our consolidated subsidiaries are organized geographically into reporting segments consisting of the United States Division, the European Division, the Australia Division and the South Africa Division. Our United States division comprises our corporate operations and subsidiaries domiciled in the United States of America. The European division comprises subsidiaries domiciled in Europe; the Australia Division comprises subsidiaries domiciled in Australia. The South Africa division comprises non-consolidated subsidiaries domiciled in South Africa accounted for using the equity method of accounting and includes a two person office owned by them in Australia.

As of and for the fiscal year ended June 30, 2005:

                                                                Investment
                                                 Depreciation    Losses in
                                    Operating         &         Associated
                      Revenue         Loss       Amortization    Companies
                   ------------   ------------   ------------  ------------
United States      $  9,171,584   $(8,139,211)   $  2,766,795  $          -
Europe                1,497,556      (204,031)          1,714             -
Australia               507,834      (102,415)         15,155             -
South Africa                  -       (89,736)              -             -
                   ------------   ------------   ------------  ------------
     Total         $ 11,176,974   $(8,535,393)   $  2,783,664  $          -
                   ============   ============   ============  ============

As of and for the fiscal year ended June 30, 2004:

                                                                Investment
                                                 Depreciation    Losses in
                                    Operating         &         Associated
                      Revenue         Loss       Amortization    Companies
                   ------------   ------------   ------------  ------------
United States      $  1,113,463   $(4,680,565)   $    221,883  $          -
Europe                  669,160       (19,866)         19,616             -
Australia               807,468      (375,529)         37,861             -
South Africa                  -              -              -   (2,714,985)
                   ------------   ------------   ------------  ------------
     Total         $  2,590,091   $(5,075,960)   $    279,360  $(2,714,985)
                   ============   ============   ============  ============

     The following describes underlying trends in the businesses of each of our three subsidiaries that operate as a single business segment and have one product offering which is training and education.

     VILPAS. During 2005, the Norwegian government refined its mandates with regard to functionally disabled workers, with funding modified to target not only training of the handicapped but also at subsidizing direct employment of handicapped and challenged individuals. FunkWeb, a majority owned subsidiary of VILPAS, revised some of its programs and market strategies to be able to participate in government programs aimed directly at increasing employment among functionally disabled workers. Subsequent to June 30, 2005 the Norwegian government modified its approach to handicapped workers back, toward increased funding for these initiatives. There is little or no seasonality to the business of VILPAS. The majority of operating costs are fixed costs, with some variable costs incurred related to cost of instructors, which costs may vary depending upon enrollment. Management has commenced identifying potential business partners and potential merger and acquisition targets in Norway and Scandanavia with the goal of strengthening and expanding the longer-term business operations of VILPAS and Funkweb. Such partnerships or acquisitions could dilute the Company's ownership positions from current levels.

     RMT. During fiscal year 2005 there has been a continued general reduction in Australian government subsidies for corporate training. As a result, RMT and other Registered Training Organizations must rely on competitive advantages to retain clients and to attract new customers. Accordingly, during 2005 a significant portion of RMT financial and management resources were allocated for the purpose of developing new products and services to expand its reach beyond the Australian viticulture
industry.   The efforts have resulted in the development of FMRMT's
eLearning site (<http://www.r-m-t-online.com/> www.r-m-t-online.com) which offers a range of Certificate IV and Diploma qualifications using a facilitated, online blend of learning. Training course and products available through this new medium include: Training and Assessment courses for careers in training, Frontline Management Training, Small Business Management Training, Retail Management courses, HR Management courses, and Viniculture/ Horticulture Management credentials. There is little or no seasonality to RMT's business.

     New investment for courseware increased during fiscal year 2005. Variable costs for RMT primarily include one-time and ongoing expenses for outsourced course development and, at times, instructors. Presently, RMT sells its products and services in Australia in local currency (Australian Dollars) and there is little or no effect from currency exchange. In the future, if RMT is successful in selling in markets outside of Australia, foreign exchange factors may impact the ability of RMT to market and compete in a profitable manner.

     TOUCHVISION. TouchVision has begun to expand its business into developing new software and consulting services for the hospital and healthcare market, while continuing to supply industry sectors it has focused on in the past. We believe investments in technology infrastructure by hospitals and healthcare providers will be stable in the coming fiscal years. There is little or no seasonality to the business of TouchVision. In addition to sales through its existing sales force, TouchVision is in the process of exploring distribution or licensing arrangements with outside companies selling to the healthcare industry. Depending on sales channel mix, some sales through outside agents may result in lower retained revenues but, due to corresponding lower fixed costs, these sales may nonetheless have a positive impact on the bottom line. Following the acquisition of assets from Primedia, Inc. the Company commenced exploring opportunities to achieve operating efficiencies through the integration of certain financial, technical, and customer support aspects of the TouchVision business into the operations of Trinity Workplace Learning. These efforts are continuing.

LIQUIDITY AND CAPITAL RESOURCES

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of June 30, 2005 was $38,266,018, as compared to $22,650,976 as of June 30, 2004.

     At June 30, 2005, we had a cash balance of $752,261. Net cash used by operating activities during the fiscal year 2005 was $1,176,953, attributable primarily to our loss from operations of $15,615,042. Net cash generated by financing activities was $6,467,688 for fiscal year 2005.

     Accounts receivable increased to $3,540,415 at June 30, 2005. This increase is due to the addition of the receivables owed to Trinity Workplace Learning.

     Accounts payable increased to $3,134,406 at June 30, 2005. Accrued expenses increased to $1,625,901 at June 30, 2005. These increases are attributable to expenses incurred by our operating subsidiaries, including Trinity Workplace Learning, and our corporate office expenditures during the year.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth.

     We continued to seek equity and debt financing in fiscal 2005 to support our growth and to finance recent and proposed acquisitions:

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

     On July 13, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the "Lenders"). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and Trinity Workplace Learning Corporation, subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the "Warrants") to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. Copies of the Credit Agreement, the form of Warrant and the Registration Rights Agreement (collectively, the "Agreements") were filed in a Report on Form 8K and are incorporated herein by reference. A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the "Laurus Agreements") dated August 31, 2004 with Laurus Master Fund, Ltd. ("Laurus"). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share.
                                    -29-

     In connection with the execution of the Credit Agreement, the Company issued Warrants to the Lenders, which Warrants are exercisable for a period of five years and permit the holders the right to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully diluted basis at a price per share equal to $0.266, subject to adjustment as provided in the Warrants. The Company believes that the issuance of the Warrants is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. A copy of the form of Warrant is filed as Exhibit 99.2 hereto and is incorporated herein
by reference.   As noted above, on July 13, 2005, in connection with the
payoff of amounts outstanding under the Laurus Agreements, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share. The Company believes that the issuance of common stock upon conversion of the note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

DURING FISCAL YEAR 2004 OUR FINANCING ACTIVITIES WERE AS FOLLOWS:

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


                                    -30-
     Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash. To sustain operations and our material assets are pledged as security for the Instream credit facility. We do not have an established source of revenues sufficient to cover our operating costs that will allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at June 30, 2005, we will not be able to sustain operations for more than 6 month(s) without additional sources of financing.

     Currently the Company is trying to obtain additional equity financing of approximately $2 million. The proceeds will be used for general working capital purposes and should provide sufficient cash to sustain operations into early 2006. There can be no assurance that the Company will be successful in completing this transaction.



                                    -31-

ITEM 7.   FINANCIAL STATEMENTS

/Letterhead/


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------


Board of Directors and Shareholders
Trinity Learning Corporation
Lafayette, California

We have audited the accompanying balance sheet of Trinity Learning Corporation as of June 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Learning Corporation as of June 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
November 1, 2005



/Letterhead/


Report of Independent Registered Public Accounting Firm

Board of Directors and Corporation
Trinity Learning Company
Berkeley, California

We have audited the accompanying consolidated statement of operations and comprehensive loss, stockholders' equity (deficit) and cash flows of Trinity Learning Corporation for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an option on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinity Learning Corporation at June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Spencer Steward
Pretoria, South Africa
November 22, 2004

               Trinity Learning Corporation and Subsidiaries
                         Consolidated Balance Sheet

                                                             June 30, 2005
                                                            ---------------
                                   Assets
Current Assets
 Cash and Cash Equivalents                                  $      752,261
 Accounts Receivable                                             3,540,415
 Inventory                                                       1,632,750
 Prepaid Expenses and Other Current Assets                       1,160,272
                                                            ---------------
   Total Current Assets                                          7,085,698

Property & Equipment, net                                        5,876,999
Program Inventory, net                                           5,133,334
Restricted Cash                                                  5,091,670
Debt Insurance Costs                                               197,888
                                                            ---------------
   Total Assets                                             $   23,385,589
                                                            ===============
               Liabilities and Stockholders' Equity (Deficit)
Liabilities
 Accounts Payable                                           $    3,134,406
 Accrued Expenses                                                1,625,901
 Interest Payable                                                   23,379
 Deferred Revenue                                                4,042,842
 Capital Lease   Current                                         1,115,666
 Notes Payable   Current                                           663,446
 Notes Payable   Related Parties                                 1,023,087
                                                            ---------------
   Total Current Liabilities                                    11,628,727
                                                            ---------------
 Obligations under capital leases                               13,242,920
 Notes Payable   Non-current                                     1,586,655
 Notes Payable   Related Parties                                    20,000
 Equity Investment in Associated Company                           500,000
 Other Long-term Liabilities                                         7,554
                                                            ---------------
   Long-Term Liabilities                                        15,357,129
                                                            ---------------
   Total Liabilities                                            26,985,856

Minority Interest                                                  287,061
                                                            ---------------
Contingently Redeemable Equity                                   2,510,000
                                                            ---------------
Stockholders' Equity (Deficit)
 Preferred Stock, 10,000,000 Shares Authorized at No Par
  Value, No Shares Issued and Outstanding                                 -
 Common Stock, 100,000,000 Shares Authorized at No Par
  Value; 37,719,889 shares Issued and
  Outstanding                                                   32,000,792
 Accumulated Deficit                                           (38,266,018)
 Deferred Financial Advisor Fees                                  (142,920)
 Other Comprehensive Gain (Loss)                                    10,818
                                                            ---------------
   Total Stockholders' Equity (Deficit)                         (6,397,328)

   Total Liabilities and Stockholders' Equity (Deficit)     $   23,385,589
                                                            ===============

 The accompanying notes are an integral part of these financial statements.
                                    -34-

               Trinity Learning Corporation and Subsidiaries
        Consolidated Statements of Operations and Comprehensive Loss


                                                Fiscal Year Ended   Fiscal Year Ended
                                                   June 30, 2005       June 30, 2004
                                                -----------------   -----------------
Revenue
 Sales Revenue                                  $      11,176,975   $       2,590,091
 Cost of Sales                                        (2,910,244)           (475,076)
                                                -----------------   -----------------
   Gross Profit                                         8,266,731           2,115,015

Expense
 Salaries & Benefits                                    7,497,629           3,636,498
 Professional Fees                                      1,495,874           1,163,603
 Professional Fees   Related Parties                      187,920             225,000
 Selling, General & Administrative                      4,837,038           1,886,514
 Depreciation & Amortization                            2,783,664             279,360
                                                -----------------   -----------------
   Total Expense                                       16,802,125           7,190,975
                                                -----------------   -----------------
Loss from Operations                                  (8,535,394)         (5,075,960)

Other Income (Expense)
 Interest, net                                        (2,445,410)           (209,863)
 Equity Losses and Impairment of Investment
  in Associated Companies                             (4,192,460)         (2,714,985)
 Debt Conversion                                        (231,579)         (3,449,332)
 Impairment of  Intangible Assets                       (234,280)                   -
 Gain/(Loss) on Sale of Assets                           (31,834)                   -
 Foreign Currency Gain (Loss)                                   -             (4,463)
                                                -----------------   -----------------
   Total Other Income (Expense)                       (7,135,563)         (6,378,643)
                                                -----------------   -----------------
Minority Interest                                          59,215             (7,460)
                                                -----------------   -----------------
Loss Before Income Taxes                             (15,611,742)        (11,462,063)

Income Taxes                                                3,300                   -
                                                -----------------   -----------------
Net Loss                                        $    (15,615,042)   $    (11,462,063)
                                                =================   =================
Net Loss Per Common Share   Basic and Diluted   $          (0.49)   $          (0.50)
                                                =================   =================
Weighted Average Shares Outstanding                    31,925,184          22,827,313
                                                =================   =================

A summary of the components of other comprehensive loss for the fiscal year ended June 30, 2005 and 2004 as follows:

                                                Fiscal Year Ended   Fiscal Year Ended
                                                   June 30, 2005       June 30, 2004
                                                -----------------   -----------------
Net Loss                                        $    (15,615,042)   $    (11,462,063)
Foreign Currency Translation Gain (Loss)                    8,279               3,009
                                                -----------------   -----------------
Comprehensive Loss                                   (15,606,763)        (11,459,054)
                                                =================   =================

 The accompanying notes are an integral part of these financial statements
                                    -35-
               Trinity Learning Corporation and Subsidiaries
    Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                                Other
                                                               Deferred       Compre-
              Shares of                    Accumu-   Subscrip Financial       hensive
                 Common      Common          lated      -tion  Advisory          Gain
                  Stock       Stock        Deficit Receivable      Fees        (Loss)
            -----------  ----------  ------------- ---------- ---------  ------------
Balance
 at June
 30, 2003   $14,956,641  $9,693,447  $(11,188,913)  $(35,000) $       -        $(470)

Shares
 Issued for
 TouchVision
 and RMT
 Acquisitions
 at $0.50
 per Share    1,950,000     975,000              -          -         -             -

Shares
 Issued for
 Cash at
 $0.50 per
 Share (2)    9,946,600   4,973,300              -          -         -             -

Shares
 Issued for
 Conversion
 of Note
 Payable to
 a Related
 Party at
 $0.50 per
 Share (2)      850,000     425,000              -          -         -             -

Shares
 Rescinded
 in CBL
 Divestiture(3,000,000)     461,063              -          -         -             -

Cancellation
 of
 Subscription
 Receivable           -           -              -     35,000         -             -

Shares
 Issued for
 Conversion
 of Note and
 Interest
 Payable at
 Weighted
 Average
 Price of
 $1.11 per
 Share (2)    4,520,069   5,034,044              -          -         -             -

 The accompanying notes are an integral part of these financial statements
                                    -36-
               Trinity Learning Corporation and Subsidiaries
    Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                                Other
                                                               Deferred       Compre-
              Shares of                    Accumu-   Subscrip Financial       hensive
                 Common      Common          lated      -tion  Advisory          Gain
                  Stock       Stock        Deficit Receivable      Fees        (Loss)
            -----------  ----------  ------------- ---------- ---------  ------------
Value
 Attributed
 to Stock
 Purchase
 Warrants             -   1,245,580              -          -         -             -

Exercise
 of Warrants
 and Stock
 Options        858,952      36,646              -          -         -             -

Shares
 Issued for
 Services       957,881     728,941              -          -         -             -

Employee
 Stock Based
 Compensation         -     526,491              -          -         -             -

Foreign
 Currency
 Translation          -           -              -          -         -         3,009

Cost of
 Share
 Issuance
 (2)                  - (1,006,555)              -          -         -             -

Net Loss
 Year Ended
 June
 30, 2004             -           -   (11,462,063)          -         -             -
            -----------  ----------  ------------- ---------- ---------  ------------
Balance
 at June
 30, 2004    31,040,143  23,092,957   (22,650,976)          -         -         2,539

Exercise of
 Warrants at
 $0.05 per
 Share          300,000      15,000              -          -         -             -

Exercise of
 Warrants at
 $0.05 per
 Share           62,500       3,125              -          -         -             -

 The accompanying notes are an integral part of these financial statements
                                    -37-
               Trinity Learning Corporation and Subsidiaries
    Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                                Other
                                                               Deferred       Compre-
              Shares of                    Accumu-   Subscrip Financial       hensive
                 Common      Common          lated      -tion  Advisory          Gain
                  Stock       Stock        Deficit Receivable      Fees        (Loss)
            -----------  ----------  ------------- ---------- ---------  ------------
Shares
 Issued
 for
 Services
 at $0.90
 per Share      200,000     180,000              -          - (180,000)             -

Exercise
 of Warrants
 at $0.05
 per Share       62,500       3,125              -          -         -             -

Shares
 Issued for
 Services
 at $0.90
 per Share      217,600     195,840              -          - (195,840)             -

Shares
 Issued for
 Services
 at Market
 rate of
 $0.45 per
 Share           50,000      22,500              -          -         -             -

Shares
 Issued for
 Services
 at $0.45
 per Share      127,419      57,339              -          -         -             -

Shares
 Issued for
 Conversion
 of Note at
 Interest
 Payable at
 $0.73 per
 Share        1,201,762     877,279              -          -         -             -

Shares
 Issued for
 Conversion
 of Note
 and
 Interest
 Payable
 at $0.73
 per Share      181,964     132,833              -          -         -             -

 The accompanying notes are an integral part of these financial statements
                                    -38-

               Trinity Learning Corporation and Subsidiaries
    Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                                Other
                                                               Deferred       Compre-
              Shares of                    Accumu-   Subscrip Financial       hensive
                 Common      Common          lated      -tion  Advisory          Gain
                  Stock       Stock        Deficit Receivable      Fees        (Loss)
            -----------  ----------  ------------- ---------- ---------  ------------

Shares
 Issued for
 Conversion
 of Note
 and
 Interest
 Payable
 at $0.73
 per Share       69,828      50,974              -          -         -             -

Employee
 Stock
 Based
 Compensation         -     752,063              -          -         -             -

Shares
 Issued for
 Services
 at $0.25
 per Share      150,000      37,500              -          -         -             -

Shares
 Issued for
 Services
 at Current
 Market
 Price of
 $0.16 per
 Share        4,000,000     640,000              -          -         -             -

Shares
 Issued for
 Conversion
 of Note
 and
 Interest
 Payable
 at $0.73
 per Share       56,173      41,006              -          -         -             -

Value
 Attributed
 to
 Discount
 on
 Convertible
 Note                 -   2,506,027              -          -         -             -

 The accompanying notes are an integral part of these financial statements
                                    -39-

               Trinity Learning Corporation and Subsidiaries
    Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                                Other
                                                               Deferred       Compre-
              Shares of                    Accumu-   Subscrip Financial       hensive
                 Common      Common          lated      -tion  Advisory          Gain
                  Stock       Stock        Deficit Receivable      Fees        (Loss)
            -----------  ----------  ------------- ---------- ---------  ------------

Value
 Attributed
 to Stock
 Purchase
 Warrants             -   3,393,224              -          -         -             -

Amortization
 of Deferred
 Financial
 Advisory Fees        -           -              -          -   232,920             -

Foreign
 Currency
 Translation          -           -              -          -         -         8,279

Net Loss Year
 Ended June
 30, 2005             -           -              -          -         -  (15,615,042)
            -----------  ----------  ------------- ---------- ---------  ------------
Balance
 at June
 30, 2005    37,719,889  32,000,792   (38,266,018)          - (142,920)        10,818
            ===========  ==========  ============= ========== =========  ============




 The accompanying notes are an integral part of these financial statements
                                    -40-



               Trinity Learning Corporation and Subsidiaries
                     Consolidated Statements Cash Flows

                                                Fiscal Year Ended   Fiscal Year Ended
                                                   June 30, 2005       June 30, 2004
                                                -----------------   -----------------
Cash flows from operating activities:
 Net loss                                       $    (15,615,042)   $    (11,462,063)
 Adjustments to reconcile net loss to net
 cash provided by operating activities
  Loss on disposal of assets                               31,834                   -
  Depreciation and amortization                         3,016,587             279,360
  Bad debt expense                                              -                   -
  Stock issued for services                               757,339             728,941
  Equity losses and impairment of investment
    in associated companies                             4,192,461           2,714,985
  Equity Losses/Bridge Loan                                     -                   -
  Impairment of Assets - Goodwill                               -                   -
  Impairment of Intangible Assets                         234,280                   -
  Employee stock-based compensation                       752,063             526,491
  Non-cash interest expense                             2,100,229             135,286
  Debt conversion expense                                 231,579           3,449,332
 Changes in current assets and liabilities,
  net of businesses acquired and sold:
   Accounts receivable                                  2,911,206              61,237
   Inventory                                            (383,427)                   -
   Prepaid expenses and other current assets              152,915             143,879
   Accounts payable                                     1,477,415             125,704
   Accounts payable   related parties                    (77,988)              10,120
   Accrued expenses                                      (47,637)             125,424
   Deferred revenue                                     (937,631)           (459,609)
   Interest payable                                        46,524            (63,896)
   Minority interest                                     (19,660)              12,085
                                                -----------------   -----------------
Net cash used by operating activities                 (1,176,953)         (3,672,724)

Cash flows from investing activities:
 Payments for business acquisitions/divestiture,
  net of cash acquired                                          -           (421,228)
 Overdraft acquired in acquisition                      (386,362)                   -
 Proceeds from sale of asset                               11,901                   -
 Payments for program inventory                         (463,238)                   -
 Restricted cash                                      (4,484,619)           (500,000)
 Advances to associated companies                               -         (1,080,000)
 Capital expenditures                                   (117,174)            (21,220)
                                                -----------------   -----------------
Net cash (used) provided by investing activities      (5,439,492)         (2,022,448)


 The accompanying notes are an integral part of these financial statements
                                    -41-

               Trinity Learning Corporation and Subsidiaries
                     Consolidated Statements Cash Flows

                                                Fiscal Year Ended   Fiscal Year Ended
                                                   June 30, 2005       June 30, 2004
                                                -----------------   -----------------

Cash flows from financing activities:
 Borrowings under notes                                 8,029,477           2,945,000
 Borrowings under notes   related party                     4,413              50,000
 Repayments under notes                                 (869,176)                   -
 Repayments under short-term notes
  related party                                                 -           (500,000)
 Payments for financing fees                            (197,888)           (691,540)
 Payments for financing fees   related party                    -           (315,015)
 Payments for capital leases                            (266,542)                   -
 Payments for lines of credit                           (253,846)                   -
 Proceeds from exercise of warrants and options            21,250              36,646
 Proceeds from sale of common stock                             -           4,973,300
                                                -----------------   -----------------
Net cash provided (used) by financing activities        6,467,688           6,498,391

Effect of foreign exchange on cash                          8,279               3,009
                                                -----------------   -----------------
Net increase (decrease) in cash                         (140,478)             806,228
                                                -----------------   -----------------
Cash at beginning of period                               892,739              86,511
                                                -----------------   -----------------
Cash at end of period                           $         752,261   $         892,739
                                                =================   =================
Supplemental information:
 Interest paid                                  $          64,541   $          37,052
 Income taxes                                               3,300                   -
 Issuance of common stock for business
  acquisitions                                                  -             975,000
 Issuance of common stock for conversion
  of debt   related party                                       -             425,000
 Issuance of common stock   conversion of
  bridge note                                           1,102,092           5,025,852
 Warrants issued with convertible notes                 2,863,363           1,253,772
 Beneficial conversion value of note payable            2,070,784                   -
 Issuance of contingently redeemable equity                     -           2,510,000
 Cancellation of common stock and convertible
  notes payable pursuant to the sale of CBL                     -             461,063
 Cancellation of subscriptions receivable                       -              35,000


 The accompanying notes are an integral part of these financial statements
                                    -42-

               Trinity Learning Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                               June 30, 2005

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

Effective April 1, 2005, Trinity Learning Corporation (the "Company") entered into and closed an asset purchase agreement (the "Asset Purchase Agreement") with PRIMEDIA Inc. and two PRIMEDIA affiliates (collectively,"PRIMEDIA"), whereby PRIMEDIA sold to the Company certain assets related to its PRIMEDIA's Workplace Learning division ("PWPL"). The assets comprised those relating to PWPL's Healthcare Group, Government Services Group, Industrial Services Group, Shared Services Group, and all other assets of PWPL, including all of the assets of PRIMEDIA Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business (such acquired assets referred to collectively hereinafter as the "Business"). These assets are comprised of content libraries, trademarks, brands, intellectual property, databases, and physical assets. Included in the sale are certain video production and distribution capabilities used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire & emergency, government, law enforcement and private security markets currently served by PWPL.


                                     43-


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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of the Company and our controlled subsidiaries. All significant inter-company transactions are eliminated in consolidation.

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

     - In the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement ("the Agreement") between Trinity, the majority owner in Ayrshire, and Great Owl Limited ("Great Owl"), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof" or "incur (ring) unbudgeted capital expenditure of US$150,000 per item or US$500,000 per annum." Also, pursuant to Section 18.3 of the Agreement, Trinity and Great Owl are "each entitled to appoint an equal number of directors to the board of directors" of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.


                                    -44-

     - In the IRCA transaction, Section 20.1.19.3 of the Sale of Shares Agreement ("SOS Agreement") between Danlas Limited, a wholly owned subsidiary of Trinity, and IRCA Investments (Pty.) Ltd. ("IRCA Investments"), the minority shareholder in IRCA, prevents IRCA and its subsidiaries from approving, canceling or effecting "material changes to the annual budget or any modification thereof, or to its strategic plans or marketing strategy or incur(ring) unbudgeted capital expenditure in excess of R200,000 (two hundred thousand Rand) per item or R800,000 (eight hundred thousand Rand) in total per annum." Also, pursuant to Section 19 of the SOS Agreement, Danlas and IRCA Investments are "each entitled to appoint equal number of directors to the board of directors" of IRCA. These substantive participating rights of the minority shareholder will remain in effect until Danlas owns 60% of IRCA.

PURCHASE ACCOUNTING

The Company accounts for its investments in its subsidiaries using the purchase method of accounting. Intangible assets are recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more reliably measurable. The excess of cost of an acquired entity over the net amounts assigned to identifiable acquired assets and liabilities assumed is recognized as goodwill. The valuation and allocation process relies on significant assumptions made by management, in particular, the value of the shares issued to affect the purchase prior to the Company having established a trading market for its stock.

REVENUE RECOGNITION

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that much be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We earn our revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services. Revenue is generally recognized on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern over the contractual term of the arrangement or the expected period, during which those specified services will be performed, whichever is longer. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable;
and (4) collectibility is reasonably assured.   The Company determines
whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Advance payments are recorded on the Consolidated Balance Sheet as deferred revenue. The Company also earns revenue from the sale of hardware containing software, and accounts for this revenue in accordance with SOP 97-2, Software Revenue Recognition in accordance with EITF 03-5. To date, such revenues have not been significant.


                                    -45-

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates. Determination of the fair value of notes payable to related parties cannot be estimated because of the favorable conditions given to the Company by these parties not otherwise available from third parties.
It is not practicable to estimate the fair value of notes payable issued for acquisitions and equity investments because they were issued at a substantial conversion premium and contain no stated payment terms. The carrying value of equity investments and advances to associated companies approximates fair value. We evaluate such assets on a regular basis by looking at cash flows, market conditions and current and anticipated future performance. In June 2005, we incurred an impairment charge of $2,083,806 and $884,963, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that
may affect a client's ability to pay.   Management has determined that
allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at June 30, 2005 was $267,045.

PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, including the amortization of leasehold improvements, is provided at rates based on the estimated useful lives or lease terms, if shorter, using primarily the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred. Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the property and equipment for impairment. When such factors, events or circumstances indicate that property and equipment should be

                                    -46-
evaluated for possible impairment, the Company used an estimate of cash flows (undisclosed and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value. Depreciation expense for the period ended June 30, 2005 and 2004 is $2,783,664 and $279,360 respectively.

INVENTORY

The Company uses the weighted average FIFO method for inventory. The Company's inventory consists of saleable videotapes, CD ROM's, and DVD's, printed product (supporting materials for the videotapes and CD ROM's such as manuals, training guides, program guides, etc.), and Calibre products (high quality inventory such as gun bags, police batons, etc.). In addition, inventory is divided into the three main divisions at the Company
  Industrial, Government, and Healthcare.

FAIR VALUE OF COMMON STOCK

Contingently redeemable equity represents the value of shares of our common stock issuable upon the conversion of notes payable in excess of the face value of these notes issued in the acquisition of VILPAS and the acquisition of equity interest in each of the Riverbend and IRCA transactions. The stock arrangements are dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock an a major stock exchange in the United States of America, for whom there are financial requirements for listing. The valuation and allocation process relies on significant assumptions made by management, in particular, the value of the shares issued to affect the purchase prior to the Company having established a trading market for its stock. When it becomes probable that redemption will occur, the Company will record changes in fair value in the Statement of Operations.

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

ALLOCATION OF PURCHASE CONSIDERATION FOR EQUITY INVESTMENTS IN ASSOCIATED COMPANIES

The excess of the consideration paid for equity investments in associated companies over our pro rata share of the investee's net assets is allocated to intangibles and goodwill similar to a purchase business combination. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. In each of the Riverbend and the IRCA transactions, the Company received an option, exercisable under certain conditions, to acquire the additional 49% of each of those companies. Using the Black Scholes option valuation model, a value was assigned to each of the intangible assets associated with those options. The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances
warrant a revision to the remaining period of amortization.   The value of
the Equity Investments in Associated Companies is tested for impairment on an annual basis. At June 30, 2004, based on actual performance and forecasts for future performance, the value of the IRCA investment after application of current year losses and amortization of intangible assets, was written down to $0 and impairment expense of $884,963 was recorded in the statement of operations. At June 30, 2005 the Company reassessed the value of its investments in RMT, Vilpas and TouchVision and determined it was appropriate to write down its investment in these entities to $0.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income
(loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all potential dilutive shares including shares held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from release of escrow shares, the conversion of notes payable or the exercise of options and warrants for common shares were not included in the computation of DEPS, because their inclusion would have been anti-dilutive for the fiscal year ended June 30, 2005 and fiscal year ended June 30, 2004. If the Company were to include all potential shares in the calculation, the following items would be included:

Basic and diluted net loss per common share for the fiscal periods ended June 30, 2005 and 2004 were calculated as follows:

                                               For the Year Ended  For the Year Ended
                                                   June 30, 2005       June 30, 2004
                                                -----------------   -----------------
Numerator-Basic / Diluted
 Net loss available for common stockholders     $    (15,615,042)   $    (11,462,063)
                                                =================   =================
Denominator-Basic / Diluted
 Weighted-average common stock outstanding            31,925,184          22,827,313
                                                =================   =================
   Basic / Diluted loss per share               $          (0.49)   $          (0.50)
                                                =================   =================

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

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Accounting for Stock-Based Compensation" (SFAS 123(R)). In accordance with SFAS 123 (R), option expense of $752,063 and $526,491 was recognized for the fiscal year ended June 30, 2005 and 2004 , respectively. The expense was calculated using the Black-Scholes valuation model with the following assumptions:

                                                   June 30, 2005       June 30, 2004
                                                -----------------   -----------------
 Five-Year Risk Free Interest Rate                          4.25%               3.13%
 Dividend Yield                                               Nil                 Nil
 Volatility                                                  126%                 70%
 Average Expected Term (Years to Exercise)                      5                   5

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

We regularly evaluate whether events and circumstances have occurred which indicate a possible impairment of goodwill and other intangible assets. In evaluating whether there is an impairment of goodwill and other intangible assets, we evaluate the performance of each subsidiary relative to its performance in prior periods, its budget and its upcoming three year forecast. Based on our review of the goodwill and other intangible assets, we concluded that we did have impairment and recognized an expense of $2,083,806 at June 30, 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

FIN NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"). Until this interpretation, the Company generally included another entity in its consolidate financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's consolidated financial statements.

SAB NO. 104, REVENUE RECOGNITION

On December 2003, the SEC issued SAF No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued on conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2004 did not have an impact on the Company's financial position, results of operations or cash flows.

FSP NO. 129-1, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, RELATING TO CONTINGENTLY CONVERTIBLE SECURITIES

On April 9, 2004, FASB issued FASB Staff Position No. FAS 129-1, "Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities" ("FSP 129-1"). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" applies to all contingently convertible securities and to their potentially dilutive effects on earnings per share ("EPS"), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included above under "Income Per Common Share." Our contingently redeemable equity is convertible to shares of our common stock; however, the conversion would be anti-dilutive.
                                    -50-
SFAS NO. 151, INVENTORY COSTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements.

SFAS NO. 123(REVISED 2004), SHARE-BASED PAYMENT

In December 2004, the FASB issued No. 123, "Summary of Statement No. 123 (Revised 2004). This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The Company is currently evaluating the provisions of SFAS 123(Revised 2004) and the impact that it will have on its share-based employee compensation programs.

SFAS NO. 153, EXCHANGES OF NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION
NO. 29

In December 2004, the FASB issued SFAS No. 153, which amends ARB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

EITF NO. 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

In March 2004, the EITF reached a consensus on EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The FASB issued EITF 03-01 in September 2004 which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on the Company's consolidated financial statements.

EITF NO. 03-13, APPLYING THE CONDITIONS IN PARAGRAPH 42 OF SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, IN DETERMINING WHETHER TO REPORT DISCONTINUED OPERATIONS

In November 2004, the EITF reached a consensus on EITF No. 01-13, "Applying the Conditions In Paragraph 42 of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated form the ongoing operations of the entity. The adoption of EITF 03-13 in 2004 did not have a material impact on the Company's consolidated financial statements.

NOTE 2   ACQUISITIONS AND DIVESTITURES

We commenced a strategy in 2002 to acquire operating companies in strategic markets that have developed proprietary technology-enabled learning, training and certification services targeted at major customers in worldwide industries. Our mission is to become a leading global learning solution corporation through acquisition, business development and strategic relationships.

Effective April 1, 2005, Trinity Learning Corporation (the "Company") entered into and closed an asset purchase agreement (the "Asset Purchase Agreement") with PRIMEDIA Inc. and two PRIMEDIA affiliates (collectively,"PRIMEDIA"), whereby PRIMEDIA sold to the Company certain assets related to its PRIMEDIA's Workplace Learning division ("PWPL"). The assets comprised those relating to PWPL's Healthcare Group, Government Services Group, Industrial Services Group, Shared Services Group, and all other assets of PWPL, including all of the assets of PRIMEDIA Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business (such acquired assets referred to collectively hereinafter as the "Business"). These assets are comprised of content libraries, trademarks, brands, intellectual property, databases, and physical assets. Included in the sale are certain video production and distribution capabilities used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire & emergency, government, law enforcement and private security markets currently served by PWPL. In consideration for the business, we assumed certain liabilities of PRIMEDIA relating to the business of in he aggregate amount estimated at the time of closing to be between $28 and $30 million.

TouchVision
-----------
On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of TouchVision, a California corporation that is in the business of providing technology-enabled information and learning systems to healthcare providers, financial services companies and other industry segments. In consideration for the TouchVision shares, we issued an aggregate of 1,250,000 restricted shares of our common stock, of which 312,500 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former TouchVision shareholders. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. We also agreed to loan to TouchVision the sum of $20,000 per month for the twelve-month period following closing, to be used for working capital. As of June 30, 2004, we had loaned TouchVision a total of $200,000 pursuant to this agreement.
This loan has been eliminated in consolidation at June 30, 2004. We had previously loaned TouchVision the sum of $50,000 in June and July, 2003 by
way of bridge financing pending completion of the acquisition.   This loan
has also been eliminated in consolidation at June 30, 2004.
                                    -52-
The following table summarizes the TouchVision assets acquired and liabilities assumed as of the closing date in connection with $625,000 common stock issued and acquisition related costs of $80,602:

  Cash acquired                                     $    102,357
  Tangible assets acquired                               269,213
  Intangible assets acquired                             350,281
  Goodwill                                               910,000
                                                    -------------
   Total assets acquired                               1,631,851
 Liabilities assumed                                     926,249
                                                    -------------
 Net assets acquired                                $    705,602
                                                    =============

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

In August 2005 the Company decided to pursue strategic business alternatives for its TouchVision subsidiary. These alternatives included a sale, divestiture, joint venture, license of intellectual property or closure of the business. Presently, the Company plans to consummate a software license assignment or close the business. Further the Company chose to write down its investment of $0 in Touchvision as of June 30, 2005.

RIVER MURRAY TRAINING
---------------------
On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of RMT, an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies.

The following table summarizes the RMT assets acquired and liabilities assumed as of the closing date in connection with $350,000 common stock issued and acquisition related costs of $26,517:


 Cash acquired                                      $     37,979
 Tangible assets acquired                                 78,673
 Intangible assets acquired                               18,000
 Goodwill                                                376,517
                                                    -------------
   Total assets acquired                                 511,169
 Liabilities assumed                                     145,744
                                                    -------------
   Net assets acquired                              $    365,425
                                                    =============

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

Due to the uncertainty of its international operations and lack of positive cash flow, the Company has chosen to write down its investment to $0 in River Murray Training as of June 30, 2005.

VILPAS
------
On March 1, 2004, we completed the acquisition of all the issued and outstanding shares of VILPAS (f/k/a Virtual Learning Partners AS). In consideration for the VILPAS shares we issued a convertible non-interest-bearing promissory note in the principal amount of $500,000, which note is convertible from time to time but no later than August 5, 2005 into a maximum of 1,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.80 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 20% may be withheld in satisfaction for any breach of warranties by the former shareholders of VILPAS. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The VILPAS shares are subject to escrow and pledge agreements and will be re-conveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by February 5, 2005, subject to a six-month extension in the event a listing application is in process on such date.

The following table summarizes the VILPAS assets acquired and liabilities assumed as of the closing date in connection with the $500,000 convertible note payable issued, the $300,000 recorded as conditionally redeemable equity in our balance sheet and acquisition related costs of $52,869:


     Cash acquired                               $  1,052,270
     Tangible assets acquired                         339,986
     Intangible assets acquired                       210,177
     Goodwill                                         563,009
                                                 -------------
     Total assets acquired                          2,165,442
     Liabilities assumed                            1,017,937
     Minority interest                                294,636
                                                 -------------
     Net assets acquired                         $    852,869
                                                 =============

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

Due to the uncertainty of its international operations and lack of positive cash flow, the Company has chosen to write down its investment in Vilpas to $0 as of June 30, 2005.

AYRSHIRE
--------
On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. We also acquired the option to purchase the remaining 49% of
Ayrshire.   In consideration for the Ayrshire shares, we issued a
convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow, and pledge agreements will be re-conveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The results of operations for Ayrshire, using the equity method, have been included in the Company's financial statements since the date of acquisition. As of June 30, 2004, no shares had been issued in exchange for the convertible promissory note.

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

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ").
IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company issued a convertible promissory note in the aggregate principal amount of $20,000 convertible under certain conditions into a maximum of 2,500,000 shares of the Company's common stock, (ii) agreed to advance $500,000 in cash to Danlas to establish an international sales force, (iii) provided $500,000 as collateral for an operating line of credit and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The results of operations for IRCA, using the equity method, have been included in the Company's financial statements since the date of acquisition. The $500,000 deposited as collateral in support of a bank line of credit is classified as restricted cash in the Company's balance sheet. In consideration of the operating results for the year and management's estimate of future cash flows, the Company wrote down its remaining investment in IRCA of approximately $884,963 to $0, as of June 30, 2004. We wrote down our investment in IRCA as a result of current year operating performance and anticipated operating losses in IRCA for the foreseeable future. These losses are, in part, a result of the weakening of the US dollar in relation to the South African Rand and the resulting downturn in mining operations in South Africa.

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

PRO FORMA RESULTS (UNAUDITED)

SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually. Accordingly, we have completed our annual review of the recoverability of goodwill as of June 30, 2005, which indicated that impairment of goodwill had been experienced. We believe the following method we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

We regularly evaluate whether events and circumstances have occurred which indicate a possible impairment of goodwill and other intangible assets. In evaluating whether there is an impairment of goodwill and other intangible assets, we evaluate the performance of each subsidiary relative to its performance in prior periods, its budget and its upcoming three year
forecast.   We also evaluate the revenue achieved per share of our common stock issued as part of the purchase consideration in relation to market capitalization of publicly traded training companies for current and prior periods. Based on our impairment test of the goodwill and other intangible assets at June 30, 2005, we concluded that we did have impairment of goodwill and intangibles in the amount of $2,083,806 resulting in full impairment of intangibles at June 30, 2005.

The following table sets forth the Company's acquired other intangible assets at June 30, 2005:

                                                    2005
                         ---------------------------------------------------------
                                      Weighted
                               Gross   Average                                 Net
                            Carrying   Life in   Accumulated  Impairment  Carrying
                              Amount    Months  Amortization   Write Off    Amount
                         ----------- --------- -------------  ---------- ---------
Tradenames and
 Trademarks              $   156,841        58 $      59,971  $   96,870  $      -
Backlog                       40,600        36        11,572      29,028         -
Current and
  Core Technology            152,317         9       152,317           -         -
Customer Relationships       175,100        55        66,179     108,381         -
Other intangibles             53,600        13        53,600           -         -
                         ----------- --------- -------------  ---------- ---------
     Total               $   578,458        38 $     344,179  $  234,280 $       -
                         =========== ========= =============  ========== =========

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

As a result of the divestiture, the results of operations for CBL through the date of divestiture, December 21, 2003, of $368,036 have been included in the results of operation presented with this report. The accumulated deficit of $1,314,277 resulting from the accumulated operating loss for CBL between October 2002 and December 2003, as well as comprehensive income of $20,073 for the same period, are included with our consolidated accumulated deficit and accumulated other comprehensive income at June 30, 2004. The net fair value of the assets and liabilities divested, net of a $1,000,000 convertible note payable which was cancelled, the inter-company receivable from CBL and the cancellation of 3,000,000 shares of shares of our common stock, was recorded as a $461,063 net credit to our common stock. No gain or loss was recognized in the Consolidated Statement of Operations as a result of the divestiture.

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

The following unaudited pro forma financial information for June 30, 2004 presents the combined results of operations of the Company and TouchVision, RMT, and VILPAS assuming the acquisitions occurred October 1, 2002. In December 2003, we completed the reversal of the purchase of our interest in CBL to the former owners of CBL. Accordingly, CBL's business operating results are not included in the Company's combined unaudited pro forma financial information for the fiscal year ended June 30, 2004. At June 30, 2005, the following unaudited pro forma financial information presents the combined results of operations for the Company which includes the asset purchase of PWPL for the entire year. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of the operations of the Company that would have been reported had these acquisitions been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.


                                                        (Unaudited)
                                               -----------------------------
                                                    Fiscal         Fiscal
                                                 Year Ended     Year Ended
                                                   June 30,       June 30,
                                                    2005           2004
                                               -------------  -------------
     Revenue                                   $  41,208,418  $   3,115,500
                                               =============  =============
     Gross Profit                              $  27,279,729  $   2,363,177
                                               =============  =============
     Operating Loss                            $(24,722,782)  $ (5,203,706)
                                               =============  =============
     Net Loss                                  $(35,550,937)  $(12,924,746)
                                               =============  =============
     Net Loss per Common Share
        Basic / Diluted                        $      (1.12)  $      (0.57)
                                               =============  =============

                                    -58-

NOTE 3   INVENTORIES

Inventories consists of the following:

                                               June 30, 2005
                                               -------------
     Books and collateral materials            $     863,756
     CD's and video tapes                      $     768,994
                                               -------------
     Total Inventory                           $   1,632,750
                                               =============

NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment, net, including those held under capital leases, consisted of the following:


                                               June 30, 2005
                                               -------------
                                                    Cost
                                               -------------
     Buildings and improvements                $   8,579,009
     Furniture and fixtures                           87,330
                                               -------------
                                                   8,666,339
     Less: Accumulated depreciation              (2,789,340)
                                               -------------
                                               $   5,876,999
                                               =============

NOTE 5   EQUITY INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES

At June 30, 2005, the principal components of Equity Investments in and Advances to Associated Companies were the following:

                                     Ayrshire        IRCA          Total
                                   ------------  ------------  ------------
Equity investment                  $  1,379,871  $  2,178,049  $  3,557,920
Cash Advances                         1,000,000        80,000     1,080,000
Impairment in equity investment     (1,842,935)     (964,963)   (2,807,898)
Equity losses of unconsolidated
 subsidiaries                         (536,936)   (1,793,086)   (2,330,022)
                                   ------------  ------------  ------------
          Balance June 30, 2005    $          0  $  (500,000)  $  (500,000)
                                   ============  ============  ============

The consideration paid for our investment in Ayrshire was $1,379,871. This amount comprises legal and financial advisory fees of $379,871 plus 2,000,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $1,806,886 and our pro rata
share of their net assets was $875,463.   Equity Investments in Associated
Companies are periodically reviewed for impairment. The difference between our investment and our pro rata share of Ayrshire's net assets has been
allocated to goodwill and to intangible assets.   Equity Investments in
Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as an impairment change in that
period.   As of June 30, 2005, we recognized impairment loss for Ayrshire of $1,842,935. This impairment was recognized due to Ayrshire's continued operating losses, and future economic uncertainties in the markets Ayrshire serves.

The consideration paid for our investment in IRCA was $2,178,049. This amount comprises legal, financial advisory and consultancy fees of $928,049, including the payment to Mr. Steynberg of $607,165, plus 2,500,000 shares of our common stock valued at $0.50 per share. The net asset value of IRCA at acquisition date was $2,704,870 and our pro rata share of their net assets was $1,379,484. The difference between our investment and our pro rata share of IRCA's net assets has been allocated
to goodwill and to intangible assets.   Equity Investments in Associated
Companies are periodically reviewed for impairment.  When such impairment
is identified, it is recorded as a loss in that period.   As of June 30
2005 and 2004, we recognized an impairment loss for IRCA of $80,000 and $884,963, respectively. We wrote down our investment in IRCA to $0 as a result of current year operating performance and anticipated operating losses in IRCA for the foreseeable future. These losses are, in part, a result of the weakening of the US dollar in relation to the South African Rand and the resulting down turn in mining operations in South Africa.

As a result of IRCA's continued unfavorable operating environment, we have absorbed losses up to $500,000, the amount we have deposited as collateral in support of IRCA's operating line of credit.

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

Note 6   Commitments and Contingencies

Total rent expense under operating leases was $1,690,200 and $161,758 for the years ended June 30, 2005 and 2004, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. The leases relate to Trinity's operating facilities, the 36 MHz Ku-band transponder, and several copier/printers. Minimum rental commitments under the non-cancelable operating leases are as follows:

          Years ending June 30,
          ---------------------
                2006                 $   2,120,074
                2007                     2,120,074
                2008                     2,120,074
                2009                     2,263,487
                2010                     2,335,194
          Thereafter                     8,562,379
                                      ------------
                                     $  19,521,282
                                     =============

The Company has agreed in connection with its purchase of the Primedia Workplace Learning assets to assume the defense of certain litigation, entitled Argus 1 Systems Corporation v. Primedia Workplace Learning L.P., et al., No. 04-CV-138918, District Court of Fort Bend County, Texas (the "Argus Claim"), regarding claims made by Argus 1 Systems Corporation ("Plaintiff") resulting from that certain Memorandum of Understanding, dated May 22, 2003, ("MOU") by and between Plaintiff and PRIMEDIA Workplace Learning LP, a Delaware limited partnership ("PWPL"). Plaintiff has alleged various contract and tort claims and seeks among other things license fees, attorney fees and actual and punitive damages. The Primedia Workplace purchase agreement provides that the Company shall generally be responsible for paying that portion of any Recovery (as defined therein) relating to license fees, royalty fees, or other damages arising from any sales other conduct after the purchase of the Workplace assets and be responsible for the payment of all on-going license or royalty fees relating to periods thereafter. In addition, some of the cost and recoveries may be split on a 50/50 basis. The Company has not yet been named as a party to the litigation, has not engaged legal counsel for the matter, and has conducted no discovery. The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss its potential liability or legal exposure for the litigation.

The Company is in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

NOTE 7   RELATED PARTY TRANSACTIONS

During the period June 2004 to October 2004, Mr. Swindells advanced us $155,000. On August 10, 2004 we repaid $50,000 of this amount and on November 2, 2004 we paid the remaining balance of $105,000. On October 14, 2004, Mr. Swindells exercised warrants to purchase 300,000 shares of our common stock at $0.05 per share. On April 22, 2005 Mr. Swindells advanced $300,000 to us by way of short-term non-interest bearing working capital loan. In October 2005 the Company repaid $250,000 on this loan.

From time to time, Jan-Olaf Willums, an officer of VILPAS, as well as companies of which he is a director, have advanced funds to VILPAS. The current balance of $171,224, of which $94,777 bears interest at 8% per annum and $76,447 is non-interest bearing, has no fixed terms of repayment.

NOTE 8   NOTES PAYABLE

As of June 30, 2005, notes payable consisted of the following:


                                                              June 30, 2005
                                                              -------------
Notes payable to third parties:

Third party individuals; due September 1, 2006, unsecured,
interest at 10% per annum, interest only payable monthly,
principal due in full at maturity.                            $      91,384

Bank note payable; secured by Company vehicle, interest at
9.5% per annum, monthly payment of $574, matures October
2006.                                                                18,741

Revolving bank lines of credit; unsecured, interest ranging
from prime plus 2.625% to prime plus 6.75%, monthly payments
of principal and interest.                                          132,389

Revolving third party line of credit; unsecured, interest at
prime plus 1.99%, monthly payments of principal and interest.         8,076

Convertible note payable to third party net of unamortized
discount of $2,067,984 attributed to warrant and unamortized discount of $1,495,566 attributable to beneficial conversion interest at prime plus 2% payable monthly, principal
payments of $22,059 on the outstanding non-related
principal amount due the first of each month beginning
November 1, 2004 until August 31, 2007 when any remaining
principal and interest are due, convertible at $0.72 per
share, warrants are for five years to purchase 1,6000,000
shares of common stock at $0.82 per share.                        1,759,978

Convertible notes payable to third parties, net of
unamortized discount of $102,305 attributed to warrants and
unamortized discount of $133,166 attributed to beneficial
conversion; interest at 9% per annum, principal and
interest due January 7, 2006, convertible at $0.45 per
share, warrants are for three years to purchase 2,126,712
shares of common stock at $1.50 per share.                          239,529


                                    -62-

Notes payable to related parties:

Note payable to related party; due December 31, 2004,
past due, unsecured, interest at 6% per annum.                       17,173

Note payable to a related party; unsecured, interest at
8% per annum on $94,777; non-interest bearing on
$76,447, payable on demand.                                         185,914

Note payable to a related party, unsecured, non-interest
bearing, due December 31, 2005                                       300,00

Convertible note payable to a related party for VILPAS
purchase; due August 5, 2005, unsecured, non-interest
bearing, convertible at $0.50 per share.                            500,000

Convertible note payable to a related party for IRCA
purchase; due December 31, 2005, unsecured, non-interest
bearing, convertible at $0.01 per share.                             20,000

Convertible note payable to a related party for Riverbend
purchase; due December 31, 2006, unsecured, non-interest
bearing convertible at $0.01 per share.                              20,000

Notes payable for capital lease obligations:

Capital leases payable to third party, monthly payment
of $176,673 through November 2008 then increasing to
$194,600 per month through maturity date, interest at
7.25%, secured by building                                       14,358,586
                                                              -------------
 Total notes payable                                             17,651,774
 Less:  current maturities - notes related party                (1,023,087)
 Less: current maturities - notes payable                         (663,446)
 Less:  current maturities - capital leases                     (1,115,666)
                                                              -------------
 Long-term notes payable                                      $  14,849,575
                                                              =============

Maturity schedule for notes payable:

          Fiscal Year                                              Amount
          -----------                                         -------------
          2006                                                    2,802,199
          2007                                                    1,575,435
          2008                                                    6,083,303
          2009                                                    1,532,261
          2010                                                    1,723,100
          Thereafter                                              7,499,026
                                                              -------------
          Less: Unamortized discount and warrants at
            June 30, 2005                                       (3,563,550)
                                                              -------------
          Total                                               $  17,651,774
                                                              =============

NOTE 9   STOCK OPTION PLAN

On December 2, 2002, at a special meeting of our shareholders, the 2002 Stock Plan was approved. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. On April 17, 2005, the Board of Directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the Plan of
(a) 11,000,000 shares, plus (b) an annual 500,000 increase to be added in fiscal 2003 and 1,000,000 shares on the last day of each fiscal year thereafter unless a lesser amount is determined by the Board of Directors. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months.

The following schedule summarizes the activity during the fiscal years ended June 30, 2005 and June 30, 2004, respectively:

                                               2005                      2004
                                    -----------------------  -----------------------
                                                   Weighted                 Weighted
                                                    Average                  Average
                                                   Exercise                 Exercise
                                       Shares        Price      Shares        Price
                                    -----------  ----------- -----------  -----------
Outstanding  at beginning of year     5,570,000  $      0.43   2,447,000  $      0.23
  Granted                             6,220,000         0.25   4,245,000         0.50
  Exercised                                   -            -    (45,410)         0.05
  Canceled                            (125,000)         0.30 (1,076,590)         0.29
                                    -----------  ----------- -----------  -----------
  Outstanding at end of year         11,665,000  $      0.33   5,570,000  $      0.43
                                    ===========  =========== ===========  ===========
  Exercisable at year-end             6,367,431  $      0.36   2,571,524  $      0.39
                                    ===========  =========== ===========  ===========


Stock options outstanding and exercisable under 2002 Stock Plan as of June 30, 2005 are as follows:

     Price    Outstanding     Price    Life (Years) (Exercisable)    Price
    -------   -----------   --------   ------------  ------------  --------
      $0.05       500,000      $0.05           2.28       468,980     $0.05
      $0.25       725,000       0.25           2.57       643,569      0.25
      $0.50     4,220,000       0.50           3.51     2,773,485      0.50
      $0.85       100,000       0.85           4.18        45,887      0.85
      $0.50     1,140,000       0.20           4.58       475,242      0.20
      $0.22     4,355,000       0.22           4.80     1,423,774      0.22
      $0.50       500,000       0.50           4.80       500,000      0.50
      $0.27       125,000       0.27           4.89        36,494      0.27
              -----------   --------                 ------------  --------
               11,665,000   $   0.33                    6,367,431  $   0.36
              ===========   ========                 ============  ========

There are 1,841,000 options available for grant at June 30, 2005. The weighted average grant date fair value of options granted as of June 30, 2005 and 2004 is $0.33 and $0.43, respectively.

NOTE 10   WARRANTS

Through June 30, 2005, the Company had issued warrants for purchase of its common stock to investors and service providers in connection with its financing transactions. The principal terms of the warrants are summarized below:

                                                                  2005
                                        ---------------------------------------------
                                                        Exercise Price    Exercisable
Description                                Shares          Per Share        Through
-------------------------------------------------------------------------------------
Granted
-------
2002 Bridge Loan                                    -                -    August 2004
October 2002 Equity Private Placement         500,000             1.00       May 2006
October 2002 Equity Private Placement
   Bonus Warrants (1)                         250,000             2.00            n/a
May 2003 Equity Private Placement           2,438,000             1.00    August 2006
May 2003 Equity Private Placement           7,708,600             1.00   October 2006
May 2003 Equity Private Placement
   Bonus Warrants (1)                       5,073,300             2.00            n/a
Warrants issued to Mr. Swindells on
    note conversion                           850,000             1.00  November 2006
Bonus warrants to Mr. Swindells (1)           425,000             2.00            n/a
2004 Bridge Loan Warrant                    2,695,000             1.00  February and
                                                                             May 2009
Warrants issued to Financial Advisors          20,000             0.50      July 2008
Warrants issued to Financial Advisors         190,050             0.60   October 2008
Warrants issued to Financial Advisors          10,000             0.50   October 2008
Warrants issued to Financial Advisors         125,000             1.00      July 2009
Warrants issued to Financial Advisors       1,600,000             0.81    August 2009
2005 Convertible Loan Warrants              2,160,411             1.50   January 2008
                                       --------------   --------------  -------------
  Total Granted                            24,045,361             1.27

Exercised
---------
2005 Convertible Loan Warrants              (684,384)
                                       --------------
  Total Outstanding                        23,360,977
                                       ==============

 (1) Bonus warrants are issuable upon exercise of the original warrant.

NOTE 11   INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total deferred tax asset, and deferred tax asset valuation allowance at June 30, 2005 is as follows:

                                               June 30, 2005
                                               -------------
     Net operating loss carryforward
      Federal                                  $   2,860,502
      State                                          375,142
      Foreign                                        685,500
     Reserve for deferred revenues
      Federal                                      1,336,500
      State                                          314,500
     Accrued compensation costs
      Federal                                         46,000
      State                                           10,800
     Accrued amortization
      Federal                                         52,400
      State                                           12,300
     Accumulated depreciation
      Federal                                        268,100
      State                                           63,100
                                               -------------
                                                   6,024,844
     Less valuation allowance for deferred
      tax assets                                 (6,024,844)
                                               -------------
     Net Current Deferred Tax Assets           $           -
                                               =============

The valuation allowance for deferred tax assets was increased by $2,742,844 during the year ended June 30, 2005.

At June 30, 2005, the Company has available net operating loss carryforwards of approximately $8,413,242 for federal income tax purposes that begin to expire in 2021. The federal carryforwards resulted from losses generated in 2001 through 2005. The Company also has net operating loss carryforwards available for state income tax purposes of $ 4,689,274 that begin to expire in 2021. The Company also has approximately $1,816,000 of foreign net operating loss carryforwards. These loss carryovers are limited per Section 382.

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

                                                     2005          2004
                                                 ------------  ------------
  Expense at Federal statutory rate   34%        $(4,118,209)  $(2,611,436)
  State tax effects, net of Federal tax benefits    (711,313)     (664,032)
  Nondeductible expenses                            2,202,578     1,733,530
  Foreign tax effects                               (116,000)     (330,000)
  Taxable temporary differences                             -           184
  Deductible temporary differences                          -       (9,686)
  Acquired net operating loss carryforward from
     subsidiary                                             -     (411,000)
  Deferred tax asset valuation allowance            2,742,844     2,292,440
                                                 ------------  ------------
     Income tax provision                        $          -  $          -
                                                 ============  ============

No goodwill is expected to be deductible for tax purposes in any geographical segment.

The components of income (loss) before taxes for domestic and foreign operations are as follows for the year ended June 30, 2005 and 2004.

                                         2005                         2004
                           ----------------------------  ----------------------------
                                Domestic        Foreign       Domestic        Foreign
                           -------------  -------------  -------------  -------------
 Revenues                  $   9,171,584  $   2,005,390  $   1,113,464  $   1,476,628
 Expenses                     18,166,359      2,549,310      5,097,996      2,568,056
                           -------------  -------------  -------------  -------------
 Loss from Operations        (8,994,775)      (543,920)    (3,984,532)    (1,091,428)
 Other Expenses              (6,131,620)        (3,942)    (6,377,645)          (999)
 Minority Interest
  and Equity                           -         59,215              -        (7,459)
                           -------------  -------------  -------------  -------------
 Loss before Income Taxes  $(15,126,395)  $   (488,647)  $(10,362,177)  $ (1,099,886)
                           =============  =============  =============  =============

NOTE 12   SEGMENT AND RELATED INFORMATION

We operate as a single business segment and have one product offering which is training and education; however, our consolidated subsidiaries are organized geographically into reporting segments consisting of the United States Division, the European Division, the Australia Division and the South Africa Division. Our United States division comprises our corporate operations and subsidiaries domiciled in the United States of America. The European division comprises subsidiaries domiciled in Europe; the Australia Division comprises subsidiaries domiciled in Australia. The South Africa division comprises non-consolidated subsidiaries domiciled in South Africa accounted for using the equity method of accounting including a two person office owned by them in Australia.

As of and for the fiscal year ended June 30, 2005:

                                                            Investment
                                             Depreciation    Losses in
                                 Operating         &         Associated     Accounts
                     Revenue       Loss      Amortization    Companies     Receivable
                  ------------ ------------  ------------  ------------  ------------
United States     $  9,171,584 $(8,139,211)  $  2,766,795  $          -  $  3,341,809
Europe               1,497,556    (204,031)         1,714             -       116,968
Australia              507,834    (102,415)        15,155             -        81,638
South Africa                 -     (89,736)             -             -             -
                  ------------ ------------  ------------  ------------  ------------
Total             $ 11,176,974 $(8,535,393)  $  2,783,664  $          -     3,540,415
                  ============ ============  ============  ============  ============

                                   Property      Total          Net
                      Goodwill  & Equipment     Assets        Assets
                  ------------ ------------  ------------  ------------
United States     $          - $  5,827,092   $22,595,955  $(6,325,637)
Europe                       -       19,369       617,500        18,315
Australia                    -       30,538       172,134      (90,006)
South Africa                 -            -             -             -
                  ------------ ------------  ------------  ------------
Total                        - $  5,876,999  $ 23,385,589  $(6,397,328)
                  ============ ============  ============  ============

NOTE 13   STOCKHOLDERS' EQUITY

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

In January 2004, the Company commenced an offering of up to $3,000,000 Senior Convertible Bridge Notes (the "Notes"). The Notes were convertible at 80% of the "Next Equity Financing" offering price. In addition, for each $1.00 invested, the investor received a five year warrant to purchase a share of the Company's common stock at $1.00 per share. Using the Black Scholes option valuation model a value of $1,245,580 was attributed to the warrants and recorded as a discount on notes payable. On March 25, 2004, the Company's board of directors voted to allow conversion of the notes and accrued interest if converted prior to April 5, 2004 at a conversion price of $0.60 per share. As a result, certain investors elected to convert $836,000 in principal of the total amount then outstanding of $1,146,000 plus accrued interest of $5,108 as of March 25, 2004. The difference of $1,312,378 between the fair market value of the shares issued calculated using $1.25 per share and the carrying value of the debt plus accrued
interest of the debt retired was recorded as debt conversion expense.   At
its May 12, 2004 meeting, the board voted to allow the remaining investors to convert principal and interest at $0.60 per share. As a result, on May 28, 2004 investors converted the remaining principal then outstanding of $1,859,000 plus accrued interest of $11,922 to common stock. The difference of $2,136,954 between the fair market value of the shares then outstanding calculated using $1.05 per share and the carrying value of the debt plus accrued interest of the debt retired was recorded as debt conversion expense. As a result of these transactions 4,520,069 shares of our common stock were issued and a net credit to common stock of $5,034,044 was recorded. Financing fees incurred in connection with the sale of the notes are approximately $241,200

During 2004, 100,000 and 40,721 shares of the Company's common stock were issued to Mr. Ron Posner and TN Capital Equities, Inc. for finders' fees for the Riverbend and IRCA acquisitions and for fundraising, respectively. During the year ended June 30, 2004, 858,952 shares of the Company's common stock were issued at a weighted average price per share $0.04 for the exercise of options and warrants resulting in gross proceeds to the Company of $34,375.

On July 29, 2004, we issued a secured promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P., ("Oceanus"). In connection with the issuance of the note, we also issued to Oceanus a five-year warrant to purchase up to 125,000 shares of our common stock at a price of $1.00 per share. A value attributable to the warrants using the Black Scholes option valuation model of $188,842 was determined and recorded as a discount on notes payable.

On August 31, 2004, we entered into a series of Agreements with Laurus whereby we issued to Laurus (i) a secured convertible tern note in the principal amount of $5.5 million and (ii) a five-year warrant to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the note proceeds, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus; the outstanding principal balance of $500,000 was repaid to Oceanus and the reminder of the loan proceeds was used for operating needs. The principal amount of the Term Note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly principal payments of at least $22,059, commencing November 1, 2004, toward the outstanding non-restricted principal amount. The principal amount of the Term Note and accrued interest thereon are convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. A value attributable to the warrants using the Black Scholes option valuation model of $2,863,363 was determined and recorded as a liability and a discount on notes payable. A value attributable to the beneficial conversion feature of the Term Note using the Black Scholes option valuation model of $2,070,784 was determined and recorded as a credit to common stock and a discount on notes payable.

On January 7, 2005, we closed an offering of Notes in the aggregate principal amount of $1,552,500. The Notes mature in twelve months and accrue interest at a rate of 9% per annum. The principal amount of the Notes and accrued interest thereon are convertible into shares of our common stock at any time prior to the due date of the Notes, we also issued three-year warrants to purchase an aggregate of 2,126,712 shares of our common stock at an exercise price of $1.50 per share.

NOTE 14   GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On July 15, 2005, we closed a $4,500,000 financing facility from Instream Capital LLC ("Instream"). The Credit Agreement ("Agreement") is a secured, nonconvertible 18-month interest-only loan. The Agreement bears interest
at the rate of twelve percent (12%).   A portion of the proceeds were used
to repay the Company's previous interim financing obtained from Laurus in summer 2004. The remaining net proceeds will be used for working capital.

Currently the Company is trying to obtain additional equity financing of approximately $2 million. The proceeds will be used for general working capital purposes and should provide sufficient cash to sustain operations into early 2006. There can be no assurance that the Company will be successful in completing this transaction.

The Company intends to use Trinity Workplace Learning ("TWL") in Carrollton, Texas as its hub of operations. All future acquisitions and product offerings must be complementary to this location and infrastructure. During the fiscal year ended June 30, 2005 the TWL location began major strategic cost cutting efforts, along with revenue generating opportunities. TWL eliminated selected senior management and selected middle management, along with significant staff positions. In addition, TWL converted many of their contracted personnel to permanent employee positions with the Company, including appointing corporate counsel to handle legal matters for the Company. These cost cutting efforts have been estimated to save the Company a total of $3 million over the next 12 months.

In addition to cost cutting efforts, the Company has also made efforts to sub-lease portions of their 200,000 square foot facility in Texas for an estimated $1 million dollars in income. In addition to sub-leasing office space, the Company is in the final stages of an agreement, wherein the excess capacity of their Pan Am Sat transponder will be brokered out other companies. This agreement will bring an estimated $350,000 of income to the Company.

Finally, the Company is in the process of closing or selling TouchVision, their wholly-owed subsidiary in California. This will save the Company an estimated $300,000 in operating costs per year. The Company is also focusing on reduced spending procedures on product development resulting in annual savings of approximately $2 million.

Trinity's future capital requirements will depend on our ability to successfully implement these initiatives and other factors, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets, and overall financial market conditions in the United States and other countries where we will seek prospective investors.

NOTE 15   SUBSEQUENT EVENTS

In October 2005, the parties entered into a Settlement Agreement with provisions as follows: (a) Musca, TLC and Danlas agreed to cancel the definitive agreement, and Danlas, IRCA and IRCA Investments agreed to cancel the sale of shares agreement; (b) all rights and obligations of the parties contained in the sale of shares and definitive agreements, which have not been exercised and/or fulfilled, shall expire; (c) any transfer of shares that may have been effected as envisaged in the sale of shares agreement and the definitive agreement, is void ab initio, and the parties agree to co-operate to the extent necessary to restore their positions as shareholders as they were before the conclusion of the sale of shares agreement, the definitive agreement and related agreements; (d) IRCA and IRCA Investments abandon all claims which either of them may have against Trinity International in terms of, arising from, or in connection with the expansion contribution; (e) Trinity Learning cedes all of its rights under terms of the interest free loan to Musca; (f) all options to purchase stock of Trinity Learning granted or to have been granted to employees, directors or officers of IRCA shall be rescinded; (g) IRCA, IRCA Investments and Musca shall indemnify Trinity Learning and hold it harmless against any loss which the Company may suffer as a result of any of the managers of these entities and/or Titan Aviation exercising their respective rights to acquire shares in the share capital of Trinity Learning. Further, the parties agreed that they shall take the necessary steps to release the bank guarantee, and to arrange for the repayment to Trinity Learning of the amount of $250,000 deposited by TLC with Standard Bank Limited (plus accrued interest). Such funds have been released and transferred to Trinity Learning. Finally, the parties agreed that all disputes which exist between them in terms of, arising from, or in connection with the definitive agreement, the sale of shares agreement and/or the relationship between the parties are fully and finally settled with effect from the effective date, and all obligations which each of them may owe to any other of them and all claims (arising out of contract, delict, and statute), which each of them may have against any other of them (irrespective of whether that claim would ordinarily arise in terms of the laws of the RSA or any other jurisdiction), in terms of, arising from, or in connection with the definitive agreement, the sale of shares agreement and all agreement contained in appendices thereto and/or the relationship between the parties generally from the commencement of such relationship until and including the signature date shall have been settled.

On July 13, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the "Lenders"). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and Trinity Workplace Learning Corporation, subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the "Warrants") to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. Copies of the Credit Agreement, the form of Warrant and the Registration Rights Agreement (collectively, the "Agreements") were filed in a Report on Form 8K and are incorporated herein by reference. A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the "Laurus Agreements") dated August 31, 2004 with Laurus Master Fund, Ltd. ("Laurus"). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share.

In connection with the execution of the Credit Agreement, the Company issued Warrants to the Lenders, which Warrants are exercisable for a period of five years and permit the holders the right to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully diluted basis at a price per share equal to $0.266, subject to adjustment as provided in the Warrants. The Company believes that the issuance of the Warrants is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. A copy of the form of Warrant is filed as Exhibit 99.2 hereto and is incorporated herein
by reference.   As noted above, on July 13, 2005, in connection with the
payoff of amounts outstanding under the Laurus Agreements, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share. The Company believes that the issuance of common stock upon conversion of the note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.
                                    -73-

In October 2005, The Company and IRCA completed a Settlement Agreement whereby we mutually rescinded the original acquisition agreement, resulting in no ownership positions for IRCA in our company and vice versa.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

RECENT CHANGES IN ACCOUNTANTS

     As was previously reported, we appointed Chisholm, Bierwolf & Nilson, LLC, on December 13, 2004, to serve as our independent auditor for the fiscal year ended June 30, 2005. The decision to change auditors was approved by our Audit Committee. Chisholm, Bierwolf & Nilson, LLC and its predecessor entity, Bierwolf, Nilson & Associates, had audited our financial statements for the transition period ended June 30, 2003 and the year ended September 30, 2002. We had not consulted with Chisholm, Bierwolf & Nilson, LLC during the two fiscal years ended June 30, 2005 and June 30, 2004 or during the subsequent interim reporting periods through and including the termination date of December 13, 2004, on either the application of accounting principles or type of opinion Chisholm, Bierwolf & Nilson, LLC might issue on our financial statements

     On December 6, 2004, we notified BDO Spencer Steward ("BDO") of our decision to dismiss BDO as our independent auditors. BDO audited the financial statements for the years ended June 30, 2003 and 2004 for IRCA (Proprietary) Limited ("IRCA"), a South African company, in which we, through our wholly owned subsidiary, Danlas Limited, acquired 51% of the issued and outstanding shares in the fiscal year ended June 30, 2004.

     BDO audited our financials statements for the fiscal year ended June 30, 2004. BDO's auditor's report for the year ended June 30, 2004 contained a separate paragraph stating, "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." Except as so noted, BDO's report for this period did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of the period ended June 30, 2004, there were no disagreements or reportable events between us and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports. However, BDO informed us of its findings of material internal control weaknesses.

     Effective July 8, 2004, we engaged BDO as our principal independent auditors with respect to our fiscal year ending June 30, 2004. The decision to change auditors was approved by our board of directors. Prior to their appointment, BDO had previously audited IRCA for the fiscal year ended June 30, 2003. During the fiscal year ended September 30, 2002, the transition period ended June 30, 2003 and through the date of their engagement, we did not consult BDO with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor was oral advice provided that BDO concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or reporting issue, or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

     On July 8, 2004, we also notified Chisholm, Bierwolf & Nilson, LLC, ("CBN") of our decision to dismiss CBN as our independent auditors. CBN's predecessor firm, Bierwolf, Nilson & Associates ("BNA"), audited our financial statements for the fiscal year ended September 30, 2002 and the transition period ended June 30, 2003. BNA's auditor's report for the transition period ended June 30, 2003 contained a separate paragraph stating, "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty." BNA's auditor's report for the fiscal year ended September 30, 2002 contained a separate paragraph stating, "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty." Except as so noted, BNA's reports for each of these two periods did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

     On February 19, 2004, our independent auditors, BNA, informed us that on February 10, 2004, that it had merged its operations into CBN and was therefore effectively resigning as our auditors. BNA had audited our financial statements for the fiscal year ended September 30, 2002 and the transition period ended June 30, 2003 and its reports for each of these two periods did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to BNA on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of the merger that resulted in the effective resignation of Bierwolf, Nilson & Associates as our auditors. Our board of directors confirmed that we would continue our engagement with CBN and approved the change in auditors resulting from the merger of BNA into CBN.

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

     We did not timely file this annual report on Form 10-KSB or, with respect to the audited and pro forma financial statements relating to our acquisition of the Primedia assets, our Current Report on Form 8-K. In addition, as noted above and as previously disclosed, material weaknesses had been identified by BDO that contributed to our failure to timely file our annual report on Form 10-KSB for the fiscal year ending June 30, 2004. Accordingly, our chief executive officer and our chief financial officer have concluded that such controls and procedures were not effective as of June 30, 2004 or September 30, 2004.

     In connection with its audit of, and the issuance of its report on our consolidated financial statements for the year ended June 30, 2005, Chisholm Bierwolf & Nilson, Certified Public Accountants, of Bountiful, Utah, concurred with the conclusions of BDO with respect to these material weaknesses and informed the Audit Committee of Trinity Learning's Board of Directors of the following material weaknesses in our financial reporting:
(i) inadequate control over activities and reporting relating to Trinity Learning's investments in its South African subsidiaries, as well as their TouchVision subsidiary in California and (ii) lack of sufficient resources to identify and properly address technical SEC and reporting issues.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that the disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, were not effective as of June 30, 2005. Chisholm Bierwolf & Nilson has not provided an attestation report on management's assessment of our internal control over financial reporting.

     There was no change in our internal control over financial reporting that occurred during fourth fiscal quarter of the Company's fiscal year ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     In light of the material weaknesses identified by BDO, the Company has undertaken a review of its disclosure, financial information, internal controls and procedures and organization and staffing of its corporate accounting department. In connection with its acquisition of the Primedia assets, the Company significantly bolstered its internal accounting and auditing staff and, in May, 2005, appointed Patrick Quinn as its new Chief Financial Officer. The Company also has appointed a general counsel and has retained additional outside legal counsel to assist it, among other things, in its efforts to timely file or submit our future reports under the Securities Exchange Act of 1934, as amended. Management intends to continue focusing on strengthening the Company's controls and procedures.

 ITEM 8B. OTHER INFORMATION

None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth the names, ages and titles of our executive officers and directors.

Name                     Age    Position
---------------------    ------ ------------------------------------
Doug Cole                50     Chief Executive Officer and Director
Edward P. Mooney         46     President and Director
Richard J. Marino        56     Chief Operating Officer
Patrick R. Quinn         45     Chief Financial Officer
William D. Jobe          67     Director
Richard G. Thau          58     Director
Arthur Ronald Kidson     62     Director
Ron S. Posner            63     Director
Dennis J. Cagan          60     Director

Certain biographical information pertaining to the above-named officers and directors is set forth below:

     DOUG COLE. Mr. Cole has been a director of the Company and our Chief Executive Officer since 2002. For the past 25 years, Mr. Cole has worked in the information technology industry, with a focus on sales and marketing. He has successfully completed numerous acquisitions and strategic partnerships for and among various companies. He served as a director of USA Broadband, Inc., a publicly-traded company specializing in delivery of digital video and television programming, from 2001 to 2003, and served as interim president of its operating subsidiary, Cable Concepts, Inc., from 2001 to 2002. From 1998 to 2000, Mr. Cole served as a director of RateXchange Corporation and as a director of two of its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. He served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from 1999 to 2000. He served as the Chief Executive Officer of PolarCap, Inc. from its inception until 1998. Mr. Cole was the founder and Chief Executive Officer of Great Bear Technology from its inception in 1992 until its merger with Graphic Zone Inc. in 1992.

     EDWARD P. MOONEY. Mr. Mooney has been a director of the Company since 2002 and our President since 2002. Mr. Mooney has 20 years experience in corporate development, corporate finance, and financial research and analysis. He served as a director and officer of USA Broadband, Inc., a publicly-traded company, from 2001 to 2003, and he also served as interim Chief Executive Officer until 2002 and provided consulting services to USA Broadband until 2003. Prior thereto, Mr. Mooney was self-employed as a corporate consultant. Mr. Mooney served as a director for RateXchange Corporation from 1998 to 2000 and as Executive Vice President from 1999 to 2000. Mr. Mooney also served as a director of WorldPort Communications, Inc. from 1996 to 1998 and as President from 1996 to 1997. During 2002 Mr. Mooney served as a director of Category 5 Technologies, Inc. a publicly
traded company.   He also served as a director of InterAmericas
Communications Corporation, HQ Office International and HQ Office Supplies Warehouse.

     RICHARD J. MARINO. Mr. Marino was appointed as the Company's Chief Operating Officer in 2004. Mr. Marino has over 20 years of senior executive management experience in global operations, product development and sales for major publishing and media companies. Prior to joining us, Mr. Marino was most recently vice-president and publisher of Dowden Health Media. Prior thereto, from 2001 until 2003, Mr. Marino was managing partner of the Management Group, LLC, a business services organization. During 2001, Mr. Marino was also chief executive officer of Standard Media International, publisher of The Industry Standard Magazine. From 1999 to 2001, Mr. Marino was chief operating officer of CNET Networks, Inc., which operated one of the world's largest websites offering a variety of products and services.

     PATRICK R. QUINN. Mr. Quinn was appointed as the Company's Chief Financial Officer in May 2005. In his capacity as CFO, Mr. Quinn is responsible for all facets of accounting, budgeting, treasury and cash management services and has also implemented the compliance process and
procedures for Sarbanes-Oxley.   Most recently, Mr. Quinn was employed by
Primedia Workplace Learning ("PWPL") as Chief Financial Officer from March 2004 to May, 2005. PWPL was a wholly-owned subsidiary of Primedia Inc
(NYSE   PRM).  From 2000 to 2003 Mr. Quinn was Chief Financial Officer for
Fusion Laboratories, Inc. From 1997 to 2000 Mr. Quinn was Chief Financial Officer of B.R. Blackmarr & Associates, until its merger into BrightStar Information Technology Corp (NASDAQ BTSR) where he was the Controller. From 1989 to 1997 Mr. Quinn was Vice President/Chief Financial Officer for Affiliated Computer Systems/Precept. Mr. Quinn has also been an adjunct professor of finance in the MBA program at the University of Dallas, where he was rated in the top 5% of the adjunct faculty.

     WILLIAM D. JOBE. Mr. Jobe has been a director of the Company since 2002. He has been a private venture capitalist and a computer, communications and software industry advisor since 1991. Prior to that time, he worked in executive management for a number of firms in the computer, software and telecommunications industries including MIPS Technology Development, where he served as President, and Data General, where he was Vice President of North American Sales. Mr. Jobe has served as a director for a number of privately held and publicly held high technology companies including Qualix Group, Inc., Fulltime Software, Inc., Multimedia Access Corporation where he served as chairman of the board and director, Viewcast.com, GreatBear Technology Company, Tanisys Technology, Inc. and Interand Group.

     RICHARD G. THAU. Mr. Thau has been a director of the Company since 2004. Mr. Thau is a self-employed consultant/mentor/advisor, and investor in early stage information technology companies and serves as an executive-in-residence at InterWest Partners. From 1990 to 1999, Mr. Thau served as Director, Chairman of the Board and CEO of FullTime Software (formerly Qualix Group), a provider of software for network-based computing. He also is the former CEO of Micro-MRP.

     ARTHUR RONALD KIDSON. Mr. Kidson has been a director of the Company since 2004 and is a chartered accountant in South Africa. Mr. Kidson was appointed a director pursuant to the terms of the agreement by which Trinity Learning acquired its interest in RiverBend Group Holdings (Proprietary) Limited. From 1998 to 2000, Mr. Kidson served as the Executive Director of Price Waterhouse Coopers Chartered Accountants in South Africa. Prior to that, Mr. Kidson served as Chairman of Coopers & Lybrand Chartered Accountants in South Africa.

     RON S. POSNER. Mr. Posner has been a director of the Company since May 2005. Mr. Posner is Chairman of NetCatalyst, a high-technology mergers and acquisitions firm, and a founding general partner of PS Capital LLC, an angel venture capital firm. Mr. Posner has over 30 years experience in the technology industry, having held CEO positions with a number of high technology companies, including Peter Norton Computing, a PC utilities software company. He has been an active investor and advisor to a number of Internet companies including PrizeCentral.com (now called Flipside.com and part of Vivendi-Universal Net Group), tunes.com (now part of Universal Music Group), Spinner.com (now part of AOL Time Warner), STV.com (now part of Sonic Foundry), Match.com (now part of TicketMaster City Search, Inc.), and Novatel Wireless. Mr. Posner serves on the Boards of Directors of eChinaCash and Puresight.

     DENNIS J. CAGAN. Mr. Cagan has served as a director since May 2005. He has been in the high technology industry as an active and successful entrepreneur for over 38 years, having founded over a dozen different companies. He has been an investor and professional board member (over 40 boards) for over 25 years. Most recently as the founder, Chairman and CEO of the Santa Barbara Technology Group, LLC, Mr. Cagan oversees all activities including monitoring portfolio investments, consulting to early-stage technology companies, and selecting new investments. Santa Barbara Technology Group, LLC is a private investment and consulting firm engaged primarily in working with, and investing in early-stage technology companies in Santa Barbara. The firm has become an important connection for any high-tech start-up on the California Central Coast. They provide world-class management assistance, strategic guidance, and valuable connections for entrepreneurs. They provide young companies access to financing and operational and technological infrastructure. Mr. Cagan is currently on the Boards of Directors of Acorn Technologies, Inc.; Pacific Palisades; BNI Holdings, Goleta, CA. (formerly Bargain Network); InQ, Inc. (Chairman), Agoura Hills, CA.; Nutricate Corp., Santa Barbara, CA.; Truston, Inc., Santa Barbara, CA. (Chairman); and SaluDent International, Inc., Santa Barbara, CA. (Chairman). His non-profit activities include:
Executive Board, California Coast Venture Forum; and Board of Directors, Santa Barbara County's United Way.

AUDIT COMMITTEE

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

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto as well as written representations provided to us by our executive officers, directors and 10 percent shareholders, we are unaware of any such persons failing to file on a timely basis any reports required by Section 16(a) of the Exchange Act, except for the following: (i) Richard Thau, Rich Marino, Ron Posner, Arthur Kidson, Dennis Cagan and Patrick Quinn inadvertently filed their Form 3s late, (ii) Doug Cole, Edward Mooney, Rich Marino, William Jobe, Richard Thau, Arthur Kidson and Ron Posner inadvertently filed their Form 4s late with regards to stock options granted to them under the Company's 2002 Stock Option Plan in 2004 and 2005, and (iii) Doug Cole and Edward Mooney inadvertently filed their Form 4s late with regards to private transfers without consideration of shares held by them in a limited liability company of which they are members and managers.

CODE OF ETHICS

     We have adopted a code of ethics that applies to all employees of our company, including employees of our subsidiaries, as well as each member of our board of directors. The code of ethics is available on our website at www.trinitylearning.com.

ITEM 10.  EXECUTIVE COMPENSATION

The table below sets forth certain information regarding the annual and long-term compensation for services by the named executive officers to us in all capacities for the fiscal years ended June 30, 2005 and 2004, the nine month transitional period ended June 30, 2003 and the fiscal year ended September 30, 2002. These individuals received no other compensation of any type, other than as set out below, during the fiscal years indicated.


                  Annual Compensation                     Long Term Compensation
           ------------------------------           ---------------------------------
                                                                        Long
                                             Other   Restr              Term      All
Name &                                      Annual   icted            Incen-    Other
Principal                                   Compen   Stock    Stock     tive   Compen
Position           Year   Salary    Bonus   sation  Awards  Options   Payout   sation
-------------------------------------------------------------------------------------
Doug Cole
 Chief Executive
 Officer           2005 $180,000        -  $64,000       -  500,000        -        -
                   2004 $180,000        -  $12,000       -  250,000        -        -
                   2003 $135,000  $25,000  $ 9,000       -  250,000        -  $12,500
                   2002 $ 75,000        -  $ 5,000       -        -        -  $12,500

Edward P. Mooney
 President         2005 $180,000        -  $12,000       -  500,000        -        -
                   2004 $180,000           $12,000       -  250,000        -        -
                   2003 $135,000  $25,000   $9,000       -  250,000        -
                   2002        -        -        -       -        -        -  $12,500
Rich Marino
 Chief Operating
 Officer           2005 $210,000  $30,000  $17,000       -  250,000        -        -
                   2004        -        -        -       -        -        -        -
                   2003        -        -        -       -        -        -        -
                   2002        -        -        -       -        -        -        -

Patrick R. Quinn
 Chief Financial
 Officer
(Partial year)     2005  $25,223        -        -       -  250,000        -        -

Christine R. Larson
 Chief Financial
 Officer
 (Partial year)    2005 $145,269        -   $6,730       -   80,000        -        -
                   2004 $165,000        -   $9,000          250,000        -        -
                   2003 $ 45,800        -        -       -  200,000        -        -


     The following table sets forth the individual stock option grants made during the fiscal year ended June 30, 2005 to each of the above named executive officers.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                   Individual
                                       Grants
                                -------------
                                   % of Total
                     Number of  Total Options
                    Securities     Granted to       Exercise
                    Underlying   Employees in        Price       Expiration
Name                   Options    Fiscal Year      per Share           Date
-----------------  -----------  -------------  -------------  -------------
Doug Cole              250,000              -          $0.22      4/18/2010
                       250,000           9.8%          $0.50      1/27/2005
Edward P. Mooney       250,000              -          $0.22      4/18/2010
                       250,000           9.8%          $.050      1/27/2005
Rich Marino            250,000           4.9%          $0.22      4/18/2010
Patrick R. Quinn       250,000           4.9%          $0.22      4/18/2010
Christine R. Larson     80,000           1.6%          $0.50      1/28/2010


The following table sets forth the aggregate stock option exercises and fiscal year-end option values for each of the above named executive officers for the fiscal year ended June 30, 2005.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values The following table sets forth the aggregate stock option exercises and fiscal year-end option values for each of the above named executive officers. No stock options were exercised during the year ended June 30, 2005.

                                          Number of Securities         Exercise Value
                      Shares            Underlying Unexercised         of Unexercised
                    Acquired                 Options at FY-End      Options at FY-End
                          on       Value          Exercisable/           Exercisable/
Name                Exercise    Realized         Unexercisable          Unexercisable
------------------  --------  ---------- ---------------------  ---------------------
                                                                   ($0.28 on 6/30/05)
Doug Cole                  0           0   556,923  /  443,078    $11,405  /  $11,095
Edward P. Mooney           0           0   556,923  /  443,078    $11,405  /  $11,095
Rich Marino                0           0   231,834  /  293,166    $10,076  /  $10,674
Patrick R. Quinn           0           0    78,045  /  171,955     $4,683  /  $10,317
Christine R. Larson        0           0   416,679  /  113,321      $5,253  /  $1,494

Compensation of Directors

Non-employee members of our board of directors have been granted options from time to time to purchase shares of our common stock, but are not otherwise compensated in their capacity as directors. We do not pay any fees for attendance at committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of October 13, 2005 regarding current beneficial ownership of our common stock by (i) each person known by us to own more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on 38,918,013 outstanding shares of common stock as of October 13, 2005. Unless otherwise indicated, the address for each of the following is 3685 Mt. Diablo Blvd, Suite 161, Lafayette, California 94549.

                                                                  Total       Percent
                                                 Number of   Beneficial      of Class
                                    Number of    Options &    Ownership  Beneficially
Beneficial Owner                 Shares Owned Warrants (1)          (2)         Owned
-------------------------------  ------------ ------------  -----------  ------------
Doug Cole
 Chief Executive
 Officer and Director               2,433,927      659,460    3,093,387          7.8%
                                          (3)
Edward P. Mooney
 President and Director             2,353,927      659,460   3,013,3870          7.5%
                                         (3 )
William Jobe
 6654 Bradbury Court
 Fort Worth, TX  76132
 Director                             200,000      244,326      444,326          1.1%

Arthur R. Kidson
 2 Epsom Road
 Stirling, East London
 Republic of South Africa
 Director                                   0      150,171      150,171          0.4%

Richard G. Thau
 2468 Sharon Oaks Drive
 Menlo Park, CA  94025
 Director                                   0      256,319      256,319          0.7%

Ron S. Posner
 820 Stony Hill Road
 Tiburon, CA 94920
 Director                             100,000       75,138      175,138          0.4%

Dennis J. Cagan
 903 Laguna Street
 Santa Barbara, CA 93101
 Director                                   0       74,138       74,138          0.2%

Richard Marino
 Chief Operating Officer                    0      289,918      289,918          0.7%

Patrick R. Quinn
 Chief Financial Officer                    0      103,333      103,333          0.3%

                                         -84-

Steven Hanson
 1319 NW 86th Street
 Vancouver, WA 98665
 5% Shareholder                     2,080,000    3,000,000    5,080,000         12.1%

Theodore Swindells
 11400 Southeast 8th Street
 Bellevue, WA 98004
 5% Shareholder                     2,850,000    1,275,000    4,125,000          9.8%

Luc Verelst
 Verbier, Switzerland  1936
 5%  Beneficial Owner               3,675,138    4,000,000    7,675,138         17.9%

All executive officers and
 directors of the Company as a
 group (9 persons)                  4,059,944    2,512,263    6,572,207         15.9%
                                          (3)

*    Denotes less than one percent (1%).
(1) Reflects warrants, options or other convertible securities that will be exercisable, convertible or vested as the case may be within 60 days of October 13, 2005.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following October 13, 2005 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such shareholder's name.
(3) Includes 847,910 shares owned by Granite Creek Partners, LLC, a Utah limited liability corporation ("GCP"). Messrs. Cole and Mooney are each managers and members of GCP. Each disclaims beneficial ownership of the shares in the Company except to the extent of their pecuniary interest therein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our corporate reorganization during the fiscal year ended September 30, 2002 was effected primarily by two of our officers and directors, Messrs. Douglas Cole and Edward Mooney. During that fiscal year and the transition period subsequent thereto, we entered into several transactions with these individuals and with entities affiliated with them, as well as entities affiliated with Theodore Swindells, a significant stockholder of our company.


                                    -85-

     As of July 15, 2002, we entered in a two-year Advisory Agreement with Granite Creek Partners, LLC ("GCP"), formerly King's Peak Advisors, LLC, automatically renewable for an additional 12-month period. Under the terms of the Advisory Agreement, GCP agreed to provide us with general corporate, financial, business development and investment advisory services on a non-exclusive basis. These services include assisting with the identification of placement agents, underwriters, lenders and other sources of financing, as well as additional qualified independent directors and members of management. GCP is a private company whose principals are Messrs. Cole, Mooney and Mr. Swindells. At our August 19, 2003 board of directors', meeting, our board of directors voted to suspend the Advisory Agreement from August 15, 2003 until January 2004, and this agreement remains suspended. Through December 31, 2003, GCP had earned a total of $315,000 under the Advisory Agreement, $110,000 of which was converted into 4,400,000 shares of our common stock in March 2003. The remaining balance of $205,000 was paid in full to GCP as of June 30, 2004.

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


                                    -86-

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

     In connection with our acquisition of our interest in IRCA, we entered into an agreement with Titan Aviation Ltd. ("Titan"), a private company held in a trust of which Mr. Martin Steynberg and other business partners are the beneficiaries. Pursuant to this agreement, we paid Titan on May 14, 2004 the sterling equivalent of the sum of 4,000,000 South African Rand (or $607,165) in consideration for various services rendered to IRCA. Mr. Steynberg, who is a stockholder in IRCA Investments (Proprietary) Limited, which owns 25.1% of IRCA, became a director of our company on January 1, 2004 pursuant to the terms of the IRCA acquisition.

     William Jobe, one of our directors, was paid a total of $59,500 during the period December 2003 to May 2004 as compensation for merger and acquisition services associated with our acquisition of TouchVision. In August 2004, we paid Mr. Jobe an additional $4,815 in connection with the TouchVision transaction.

     Ted Swindells, a holder of approximately 9.8% of the Company's Common Stock, lent the Company $300,000 in April, 2005 pursuant to a non interest bearing unsecured demand promissory note. The loan proceeds were used for working capital. $250,000 of the loan was repaid in October, 2005.

ITEM 13.  EXHIBITS


Exhibit
No.       Description
-------   ---------------------------------------------------------------
2.1       Articles of Restatement of the Articles of Incorporation of
          Trinity Learning Corporation dated February 25, 2003. (4)
2.2       Bylaws of Trinity Companies, Inc.  (1)
10.1      Financial Advisory Agreement and Indemnification Letter entered into as of July 31, 2002 between Trinity Companies, Inc.  and
          European American Securities, Inc.  (1)

                                    -87-
10.2      Debt Conversion Agreement dated as of August 8, 2002 between
          Trinity Companies, Inc.  and Global Marketing Associates, Inc.
          (1)
10.3      Form of Executive Employment Agreement.  (1)
10.4      Advisory Agreement dated as of July 15, 2002 between Trinity
          Companies, Inc.  and Kings Peak Advisors, LLC.  (1)
10.5      Agreement and Plan of Reorganization dated as of October 1, 2002, among the Company, Competency Based Learning, Inc.  and CBL
          Acquisition Corp.  (2)
10.6      Securities Purchase Agreement dated as of October 1, 2002 between
          CBL Acquisition Corp.  and Brian Kennedy, relating to shares of
          Competency Based Learning, Pty.  Ltd ACN 084 763 780.  (2)
10.7      Securities Purchase Agreement dated as of October 1, 2002 by and among CBL Acquisition Corp.  and Brian Kennedy and Robert Stephen
          Scammell, relating to shares of ACN 082 126 501 Pty.  Ltd.  (2)
10.8      Escrow Agreement dated as of October 1, 2002 by and among the
          Company, CBL Acquisition. Corp., Robert Stephen Scammell, Brian
          Patrick Kennedy and Heritage Bank of Commerce.  (2)
10.9      Convertible Promissory Note in the principal amount of $485,000 dated October 1, 2002 issued by CBL Acquisition Corp.  to Robert
          Stephen Scammell.  (2)
10.10     Convertible Promissory Note in the principal amount of $515,000 dated October 1, 2002 issued by CBL Acquisition Corp.  to Brian
          Kennedy.  (2)
10.11     Promissory Note in the principal amount of US$198,079.12 dated
          October 1, 2002 issued by CBL Acquisition Corp.  to Robert
          Stephen Scammell.  (2)
10.12     Promissory Note in the principal amount of AUD$36,100.80 dated
          October 1, 2002 issued by CBL Acquisition Corp.  to Brian
          Kennedy.  (2)
10.13     Employment Agreement dated as of September 1, 2002 between CBL
          Acquisition Corp.  and Robert Stephen Scammell.  (2)
10.14     Employment Agreement dated as of September 1, 2002 between CBL
          Acquisition Corp.  and Brian Kennedy.  (2)
10.15     Security Agreement dated as of October 1, 2002 by and between CBL
          Acquisition Corp., Robert Stephen Scammell and Trinity Companies,
          Inc.  (2)
10.16     Form of Deed of Charge executed as of October 1, 2002 by
          Competency Based Learning Pty Ltd.  (2)
10.17     Form of Guarantee and Indemnity executed as of October 1, 2002 by
          Competency Based Learning Pty Ltd.  (2)
10.18     Form of Guarantee and Indemnity executed as of October 1, 2002 by
          ACN 082 126 501 Pty. Ltd.  (2)
10.19     Form of Stock Purchase Agreement entered into as of October 1,
          2002 between Trinity Companies, Inc., and each of its directors.
          (2)
10.20     Note and Warrant Purchase Agreement dated as of August 20, 2002 between Trinity Companies and various purchasers.  (2)
10.21     Form of Convertible Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of August 20, 2002.  (2)
10.22     Form of Warrant issued pursuant to the Note and Warrant Purchase
          Agreement dated as of August 20, 2002.  (2)
10.23     Commercial Tenancy Agreement between Wedgetail Systems PTY LTD
          ACN 003356429 and Competency Based Learning PTY LTD CAN 084
          763780 dated December 12, 2000.  (3)
10.24     Deed of Variation of Lease dated 1 July 2002 between Wedgetail
          Systems PTY LTD ACN 003356429 and Competency Based Learning PTY
          LTD ACN 084 763780.  (3)

                                    -88-
10.25     Registration Agreement dated June 2003 between Trinity Learning
          Corporation and certain of its shareholders.  (5)
10.26     Securities Purchase Agreement date September 1, 2003 by and among
          Trinity Learning Corporation and the shareholders of TouchVision,
          Inc.  (6)
10.27     Escrow Agreement dated September 1, 2003 by and among Trinity
          Learning Corporation, Gregory L.  Roche, Larry J.  Mahar and
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

                                    -89-

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

                                    -90-

10.71     Senior Secured Promissory Note dated July 29, 2004 issued by the
          Company to Oceanus Value Fund, L.P.  (16)
10.72     Security Agreement dated July 29, 2004 between the Company and
          Oceanus Value Fund, L.P.  (16)
10.73     Registration Rights Agreement dated July 29, 2004 between the
          Company and Oceanus Value Fund, L.P.  (16)
10.74     Warrant dated July 29, 2004 to Oceanus Value Fund, L.P.  (16)
10.75     Financial Advisory Agreement dated July 19, 2004 between the
          Company and Merriman Curhan Ford & Co.  (16)
10.76     Agreement dated July 8, 2004 between the Company and TN Capital
          Equities, Ltd.  (16)
10.77     Agreement dated July 23, 2004 between the Company and Bridgewater
          Capital Corporation.  (16)
10.78     Securities Purchase Agreement dated August 31, 2004 between
          Trinity Learning Corporation and Laurus Master Fund, Ltd.  (17)
10.79     Restricted Account Agreement dated August 31, 2004 between North
          Fork Bank, Trinity Learning Corporation and Laurus Master Fund,
          Ltd.  (17)
10.80     Restricted Account Letter Agreement dated August 31, 2004 between
          Laurus Master Fund, Ltd.  and Trinity Learning Corporation.  (17)
10.81     Secured Convertible Term Note dated August 31, 2004 issued by
          Trinity Learning Corporation to Laurus Master Fund, Ltd.  (17)
10.82     Common Stock Purchase Warrant dated August 31, 2004 issued by
          Trinity Learning Corporation to Laurus Master Fund, Ltd.  (17)
10.83     Registration Rights Agreement dated August 31, 2004 between
          Trinity Learning Corporation and Laurus Master Fund , Ltd.  (17)
10.84     Stock Pledge Agreement dated August 31, 2004 among Laurus Master
          Fund, Ltd., Trinity Learning Corporation and TouchVision, Inc.
          (17)
10.85     Master Security Agreement dated August 31, 2004 among Laurus
          Master Fund, Ltd., Trinity Learning Corporation and TouchVision,
          Inc.  (17)
10.86     Subsidiary Guarantee dated August 31, 2004 among Laurus Master
          Fund, Ltd., Trinity Learning Corporation and TouchVision, Inc.
          (17)
10.87     Agreement dated August 11, 2004 between the Company and Resource
          Works, Inc.(19)
10.88     Agreement dated October 1, 2004 between the Company and MCC
          Financial Services Advisors, Inc.(19)
10.89     Agreement dated October 12, 2004 between the Company and Hyacinth
          Resources, Inc.(19)
10.90     Credit Agreement between the Company and Instream Investment
          Partners, dated as of July 13, 2005. (20)
10.91     Registration Rights Agreement between the Company and Instream
          Capital LLC, dated July 13, 2005. (20)
10.92     Credit Agreement between the Company and Instream Investment
          Partners, LLC, dated as of July 13, 2005. (20)
10.93     Form of Warrant (20)
10.94     Asset Purchase Agreement dated April 1, 2005 among the Company,
          PRIMEDIA Inc., its wholly-owned entity PRIMEDIA Digital Video
          Holdings LLC, and PRIMEDIA Workplace Learning LP. (21)
10.95     SBI Agreement dated April 1, 2005 between SBI and the Company.
          (21) IRCA Settlement Agreement.
16.1      Letter provided by Bierwolf, Nilson & Associates.  (14)
16.2      Letter provided by Chisholm, Bierwolf & Nilson, LLC.  (15)
21.1      Subsidiaries of Trinity Learning Corporation.*
31.1      Certification of Chief Executive Officer.*
31.2      Certification of Chief Financial Officer.*
32.1      Certification of Chief Executive Officer.*
32.2      Certification of Chief Financial Officer,*

                                    -91-
*         Filed herewith.
#         Denotes a management contract or compensatory plan.
(1)       Incorporated by reference from the quarterly report on Form
          10-QSB filed by the registrant on August 21, 2002.
(2)       Incorporated by reference from the current report on Form 8-K filed by the registrant on October 16, 2002.
(3)       Incorporated by reference from the annual report on Form 10-KSB filed by the registrant on January 10, 2003.
(4)       Incorporated by reference from the quarterly report on Form
          10-QSB filed by the registrant on May 20, 2003.
(5)       Incorporated by reference from the current report on Form 8-K filed by the registrant on June 19, 2003.
(6)       Incorporated by reference from a current report on Form 8-K filed by the registrant on September 16, 2003.
(7)       Incorporated by reference from a current report on Form 8-K filed by the registrant on December 17, 2003.
(8)       Incorporated by reference from a current report on Form 8-K filed by the registrant on January 6, 2004.
(9)       Incorporated by reference from the quarterly report on Form
          10-QSB filed by the registrant on February 23, 2004.
(10)      Incorporated by reference from a current report on Form 8-K filed by the registrant on March 2, 2004.
(11)      Incorporated by reference from the quarterly report on Form
          10-QSB filed by the registrant on May 17, 2004.
(12)      Incorporated by reference from the quarterly report on Form
          10-QSB/A filed by the registrant on June 14, 2004.
(13)      Incorporated by reference from the Registration Statement on Form
          S-8 filed by the registrant on February 6, 2004.
(14)      Incorporated by reference from the current report on Form 8-K filed by the registrant on February 24, 2004.
(15)      Incorporated by reference from the current report on Form 8-K/A filed by the registrant on July 26, 2004.
(16)      Incorporated by reference from the Registration Statement on Form
          SB-2 filed by the registrant on August 13, 2004.
(17)      Incorporated by reference from the current report on Form 8-K filed by the registrant on September 7, 2004.
(18)      Incorporated by reference from the current report on Form 8-K filed by the registrant on October 18, 2004.
(19)      Incorporated by reference from the annual report on Form 10-KSB filed by the registrant on December 3, 2004.
(20)      Incorporated by reference from the current report on Form 8-K filed by the registrant on July 15, 2005.
(21)      Incorporated by reference from the current report on Form 8-K filed by the registrant on April 7, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND OTHER FEES

     The Audit Committee has selected and retained Chisholm, Bierwolf & Nilson, L.L.C. as our independent auditors for the fiscal year ended 20, 2005. This is the first year that Chisholm, Bierwolf & Nilson, LLC has audited our financial statements.

     The following table presents fees for professional services rendered by our auditors for the audit of our annual financial statements for the fiscal years ended June 30, 2005 and June 30, 2004 and fees billed for other services rendered by them during those periods:

                                           Chisholm, Bierwolf, Nilson, LLC
                                           --------------------------------
                                             Fiscal 2005      Fiscal 2004
                                           ---------------  ---------------
     Audit Fees (1)                        $       108,725  $             -
     Audit-Related Fees (2)                              -                -
     Tax Tax Fees (3)                                    -                -
     All Other Fees (4)                                  -                -
                                           ---------------  ---------------
      Total                                $       108,725  $             -
                                           ===============  ===============

                                                  BDO Spencer Steward
                                           --------------------------------
                                             Fiscal 2005      Fiscal 2004
                                           ---------------  ---------------
     Audit Fees (1)                        $        77,131  $       190,000
     Audit-Related Fees (2)                          1,581                -
     Tax Tax Fees (3)                                    -           50,530
     All Other Fees (4)                             13,963                -
                                           ---------------  ---------------
      Total                                $        92,675  $       240,530
                                           ===============  ===============

                                         Bierwolf, Nilson & Associates, LLC
                                           --------------------------------
                                             Fiscal 2005      Fiscal 2004
                                           ---------------  ---------------
     Audit Fees (1)                        $             -  $        15,000
     Audit-Related Fees (2)                              -           97,433
     Tax Tax Fees (3)                                    -                -
     All Other Fees (4)                                  -                -
                                           ---------------  ---------------
      Total                                $             -  $       112,433
                                           ===============  ===============

(1) Audit Fees consist of an estimate of fees to be billed for the annual audits and quarterly reviews.
(2) Audit-Related Fees consist of fees billed for various SEC filings and accounting research.
(3) Tax Fees consist of fees billed for tax consultation and assistance in the preparation of tax returns.
(4)  All other fees.

     All audited-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of those services by BDO Spencer Steward was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. Pre-Approval Policy

     The policy of the Audit Committee is to pre-approve all auditing and non-auditing services of the independent auditors, subject to de minimus exceptions for other than audit, review, or attest services that are approved by the Audit Committee prior to completion of the audit. Alternatively, the engagement of the independent auditors may be entered into pursuant to pre-approved policies and procedures established by the Committee, provided that the policies and procedures are detailed as to the particular services and the Committee is informed of each service.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TRINITY LEARNING CORPORATION

November 21, 2005             By:  /S/ DOUGLAS D.  COLE
                              ------------------------------------------
                                       Douglas D.  Cole
                                       Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                              Date
--------------------------    ----------------------------       -------------
/s/ Douglas D. Cole           Chief Executive Office             November 21, 2005
--------------------------    (Principal Executive Officer)
Douglas Cole                  and Director

/s/ Edward Patrick Mooney     President and Director             November 21, 2005
--------------------------
Edward Patrick Mooney

 /s/ Patrick R. Quinn         Chief Financial Officer            November 21, 2005
--------------------------
Patrick R. Quinn

s/ William D. Jobe            Director                           November 21, 2005
--------------------------
William D. Jobe

/s/ Richard G. Thau           Director                           November 21, 2005
--------------------------
Richard G. Thau

/s/ Arthur Ronald Kidson      Director                           November 21, 2005
--------------------------
Arthur Ronald Kidson

/s/ Ronald Posner             Director                           November 21, 2005
--------------------------
Ronald Posner

/s/ Dennis Cagan              Director                           November 21, 2005
--------------------------
Dennis Cagan


                                    Exhibit Index
                                   ---------------

Exhibit
No.       Description
-------   ---------------------------------------------------------------
2.1       Articles of Restatement of the Articles of Incorporation of Trinity
          Learning Corporation dated February 25, 2003. (4)
2.2       Bylaws of Trinity Companies, Inc.  (1)
10.1      Financial Advisory Agreement and Indemnification Letter entered into as of
          July 31, 2002 between Trinity Companies, Inc.  and European American
          Securities, Inc.  (1)
10.2      Debt Conversion Agreement dated as of August 8, 2002 between Trinity
          Companies, Inc.  and Global Marketing Associates, Inc.  (1)
10.3      Form of Executive Employment Agreement.  (1)
10.4      Advisory Agreement dated as of July 15, 2002 between Trinity Companies,
          Inc.  and Kings Peak Advisors, LLC.  (1)
10.5      Agreement and Plan of Reorganization dated as of October 1, 2002, among the
          Company, Competency Based Learning, Inc.  and CBL Acquisition Corp.  (2)
10.6      Securities Purchase Agreement dated as of October 1, 2002 between CBL
          Acquisition Corp.  and Brian Kennedy, relating to shares of Competency
          Based Learning, Pty.  Ltd ACN 084 763 780.  (2)
10.7      Securities Purchase Agreement dated as of October 1, 2002 by and among CBL
          Acquisition Corp.  and Brian Kennedy and Robert Stephen Scammell, relating to shares of ACN 082 126 501 Pty.  Ltd.  (2)
10.8      Escrow Agreement dated as of October 1, 2002 by and among the Company, CBL
          Acquisition. Corp., Robert Stephen Scammell, Brian Patrick Kennedy and
          Heritage Bank of Commerce.  (2)
10.9      Convertible Promissory Note in the principal amount of $485,000 dated
          October 1, 2002 issued by CBL Acquisition Corp.  to Robert Stephen
          Scammell.  (2)
10.10     Convertible Promissory Note in the principal amount of $515,000 dated
          October 1, 2002 issued by CBL Acquisition Corp.  to Brian Kennedy.  (2)
10.11     Promissory Note in the principal amount of US$198,079.12 dated October 1,
          2002 issued by CBL Acquisition Corp.  to Robert Stephen Scammell.  (2)
10.12     Promissory Note in the principal amount of AUD$36,100.80 dated October 1,
          2002 issued by CBL Acquisition Corp.  to Brian Kennedy.  (2)
10.13     Employment Agreement dated as of September 1, 2002 between CBL Acquisition
          Corp.  and Robert Stephen Scammell.  (2)
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

                                         -96-

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

                                         -97-

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
          (7)
10.47     Settlement and Release Agreement made as of December 17, 2003, by and among
          Trinity Learning Corporation, CBL Global Corp., Competency Based Learning,
          Inc., Competency Based Learning Pty.  Ltd.  ACN 084 763 780, ACN 082 126
          501 Pty Ltd, Stephen Scammell, and Brian Kennedy.  (8)
10.48     Finder's Fee Agreement dated August 9, 2003 between Trinity Learning
          Corporation and London Court Ltd.  (9)
10.49     Placement Agent Agreement dated May 30, 2003 between the Company and ACAP
          Financial, Inc.  (9)
10.50     Financial Advisory Agreement dated May 29, 2003 between the Company and
          Merriman Curhan Ford & Co.  (9)
10.51     Finder's Fee Agreement dated April 11, 2003 between the Company and TN
          Capital Equities, Ltd.  (9)
10.52     Agreement dated December 17, 2003 between Trinity Learning Corporation and
          Titan Aviation Ltd.  (9)
10.53     Acquisition Agreement dated March 1, 2004 by and among Trinity Learning
          Corporation and the Shareholders.  (10)
10.54     Escrow Agreement dated March 1, 2004 by and among Trinity Learning
          Corporation, the Shareholders, Jan-Olaf Willums as Shareholder
          Representative and Heritage Bank of Commerce as escrow agent.  (10)
10.55     Convertible Promissory Note in the principal amount of $500,000.00 dated
          March 1, 2004, issued by Trinity Learning Corporation to Inspire AS.  (10)
10.56     Amended Agreement dated March 1, 2004 between Trinity Learning Corporation and Titan Aviation Ltd.  (11)
10.57     Sublease Agreement dated July 22, 2003 between Trinity Learning Corporation and Vargus Marketing Group, Inc.  (11)
10.58     Amended Agreement dated January 1, 2004 between the Company and European
          American Securities (12)
10.59     Agreement dated July 14, 2002 between the Company and Lynne Longmire.  (12)
10.60     Agreement dated December 12, 2002 between the Company and Acquimmo-Salenko
          M&A.  (12)
10.61     Agreement dated January 23, 2004 between the Company and Bathgate Capital
          Partners, LLC.  (12)
10.62     Agreement dated February 3, 2004 between the Company and Doherty & Co.,
          LLC.  (12)
10.63     Agreement dated February 19, 2004 between the Company and Nordic Enterprise
          BV.  (12)
10.64     Agreement dated March 1, 2004 between the Company and VanCamp Advisors,
          LLC.  (12)
10.65     Agreement dated March 22, 2004 between the Company and Newforth Partners,
          LLC.  (12)
10.66     Agreement dated March 23, 2004 between the Company and GVC Financial
          Services, LLC.  (12)
10.67     Agreement and Plan of Merger dated February 22, 2004 between
          ProsoftTraining and the Company.  (16)
10.68     Termination Agreement between the Company and ProsoftTraining dated July
          22, 2004.  (16)
10.69     Amended and Restated 2002 Stock Plan.  (13) #
10.70     Securities Purchase Agreement dated July 29, 2004 between the Company and
          Oceanus Value Fund, L.P.  (16)

                                         -98-

10.71     Senior Secured Promissory Note dated July 29, 2004 issued by the Company to
          Oceanus Value Fund, L.P.  (16)
10.72     Security Agreement dated July 29, 2004 between the Company and Oceanus
          Value Fund, L.P.  (16)
10.73     Registration Rights Agreement dated July 29, 2004 between the Company and
          Oceanus Value Fund, L.P.  (16)
10.74     Warrant dated July 29, 2004 to Oceanus Value Fund, L.P.  (16)
10.75     Financial Advisory Agreement dated July 19, 2004 between the Company and
          Merriman Curhan Ford & Co.  (16)
10.76     Agreement dated July 8, 2004 between the Company and TN Capital Equities,
          Ltd.  (16)
10.77     Agreement dated July 23, 2004 between the Company and Bridgewater Capital
          Corporation.  (16)
10.78     Securities Purchase Agreement dated August 31, 2004 between Trinity
          Learning Corporation and Laurus Master Fund, Ltd.  (17)
10.79     Restricted Account Agreement dated August 31, 2004 between North Fork Bank,
          Trinity Learning Corporation and Laurus Master Fund, Ltd.  (17)
10.80     Restricted Account Letter Agreement dated August 31, 2004 between Laurus
          Master Fund, Ltd.  and Trinity Learning Corporation.  (17)
10.81     Secured Convertible Term Note dated August 31, 2004 issued by Trinity
          Learning Corporation to Laurus Master Fund, Ltd.  (17)
10.82     Common Stock Purchase Warrant dated August 31, 2004 issued by Trinity
          Learning Corporation to Laurus Master Fund, Ltd.  (17)
10.83     Registration Rights Agreement dated August 31, 2004 between Trinity
          Learning Corporation and Laurus Master Fund , Ltd.  (17)
10.84     Stock Pledge Agreement dated August 31, 2004 among Laurus Master Fund,
          Ltd., Trinity Learning Corporation and TouchVision, Inc.  (17)
10.85     Master Security Agreement dated August 31, 2004 among Laurus Master Fund,
          Ltd., Trinity Learning Corporation and TouchVision, Inc.  (17)
10.86     Subsidiary Guarantee dated August 31, 2004 among Laurus Master Fund, Ltd.,
          Trinity Learning Corporation and TouchVision, Inc.  (17)
10.87     Agreement dated August 11, 2004 between the Company and Resource Works,
          Inc.(19)
10.88     Agreement dated October 1, 2004 between the Company and MCC Financial
          Services Advisors, Inc.(19)
10.89     Agreement dated October 12, 2004 between the Company and Hyacinth
          Resources, Inc.(19)
10.90     Credit Agreement between the Company and Instream Investment Partners, dated as of July 13, 2005. (20)
10.91     Registration Rights Agreement between the Company and Instream Capital LLC, dated July 13, 2005. (20)
10.92     Credit Agreement between the Company and Instream Investment Partners, LLC, dated as of July 13, 2005. (20)
10.93     Form of Warrant (20)
10.94     Asset Purchase Agreement dated April 1, 2005 among the Company, PRIMEDIA
          Inc., its wholly-owned entity PRIMEDIA Digital Video Holdings LLC, and
          PRIMEDIA Workplace Learning LP. (21)
10.95     SBI Agreement dated April 1, 2005 between SBI and the Company. (21) IRCA
          Settlement Agreement.
16.1      Letter provided by Bierwolf, Nilson & Associates.  (14)
16.2      Letter provided by Chisholm, Bierwolf & Nilson, LLC.  (15)
21.1      Subsidiaries of Trinity Learning Corporation.*
31.1      Certification of Chief Executive Officer.*
31.2      Certification of Chief Financial Officer.*
32.1      Certification of Chief Executive Officer.*
32.2      Certification of Chief Financial Officer,*

                                         -99-
*         Filed herewith.
#         Denotes a management contract or compensatory plan.
(1)       Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on August 21, 2002.
(2)       Incorporated by reference from the current report on Form 8-K filed by the registrant on October 16, 2002.
(3)       Incorporated by reference from the annual report on Form 10-KSB filed by the registrant on January 10, 2003.
(4)       Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on May 20, 2003.
(5)       Incorporated by reference from the current report on Form 8-K filed by the registrant on June 19, 2003.
(6)       Incorporated by reference from a current report on Form 8-K filed by the registrant on September 16, 2003.
(7)       Incorporated by reference from a current report on Form 8-K filed by the registrant on December 17, 2003.
(8)       Incorporated by reference from a current report on Form 8-K filed by the registrant on January 6, 2004.
(9)       Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on February 23, 2004.
(10)      Incorporated by reference from a current report on Form 8-K filed by the registrant on March 2, 2004.
(11)      Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on May 17, 2004.
(12)      Incorporated by reference from the quarterly report on Form 10-QSB/A filed by the registrant on June 14, 2004.
(13)      Incorporated by reference from the Registration Statement on Form S-8 filed by the registrant on February 6, 2004.
(14)      Incorporated by reference from the current report on Form 8-K filed by the registrant on February 24, 2004.
(15)      Incorporated by reference from the current report on Form 8-K/A filed by the registrant on July 26, 2004.
(16)      Incorporated by reference from the Registration Statement on Form SB-2 filed by the registrant on August 13, 2004.
(17)      Incorporated by reference from the current report on Form 8-K filed by the registrant on September 7, 2004.
(18)      Incorporated by reference from the current report on Form 8-K filed by the registrant on October 18, 2004.
(19)      Incorporated by reference from the annual report on Form 10-KSB filed by the registrant on December 3, 2004.
(20)      Incorporated by reference from the current report on Form 8-K filed by the registrant on July 15, 2005.
(21)      Incorporated by reference from the current report on Form 8-K filed by the registrant on April 7, 2005.