Form 10QSB
period 2005-09-30
TRINITY LEARNING CORP
filed 2005-11-22
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2005

                         Commission File No. 0-8924

                        Trinity Learning Corporation
     (Exact name of small business issuer as specified in its charter)

                                    Utah
                      (State or other jurisdiction of
                       incorporation or organization)

                                 73-0981865
                     (IRS Employer Identification No.)


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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [x]



As of November 1, 2005, 38,918,013 shares of the issuer's Common Stock, no par value per share, were outstanding.



TRINITY LEARNING CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS FORM 10-QSB FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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
























                                     2





PART I   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .4

Item 1   Consolidated Financial Statements

  Consolidated Balance Sheets September 30, 2005
     (Unaudited) and June 30, 2005 (Audited) . . . . . . . . . . . . . . .4
  Consolidated Statements of Operations and Comprehensive Loss
     Three Months Ended September 30, 2005 and 2004. (Unaudited) . . . . .6
  Consolidated Statements of Cash Flows Three Months Ended
     September 30, 2005 and 2004 (Unaudited) . . . . . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . 11

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 13

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 14

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 14

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 14







                                     3

                       PART I - FINANCIAL INFORMATION

                 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


               Trinity Learning Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                                   September        June
                                                    30, 2005      30, 2005
                                                  (Unaudited)    (Audited)
                                                 ------------  ------------

Assets
------
Current Assets
 Cash and Cash Equivalents, unrestricted         $ 2,957,302   $   752,261
 Accounts Receivable                               3,248,268     3,540,415
 Inventory                                         1,350,067     1,632,750
 Prepaid Expense and Other Current Assets          1,361,403     1,160,272
                                                 ------------  ------------
   Total Current Assets                            8,917,040     7,085,698


 Property & Equipment, net                         5,516,925     5,876,999
 Program Inventory, net                            4,713,023     5,133,334
 Restricted Cash                                      17,756     5,091,670
 Other Assets, net                                         -       197,888
                                                 ------------  ------------
   Total Assets                                  $19,164,744   $23,385,589
                                                 ============  ============



      See accompanying notes to the consolidated financial statements.
                                     4


               Trinity Learning Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                                   September        June
                                                    30, 2005      30, 2005
                                                  (Unaudited)    (Audited)
                                                 ------------  ------------


Liabilities, Minority Interest, Contingently Redeemable Equity and
Stockholders' Equity
------------------------------------------------------------------
Liabilities
-----------
 Accounts Payable                                $ 4,336,919   $ 3,134,406
 Accrued Expenses                                  3,039,565     1,625,901
 Interest Payable                                     23,379        23,379
 Deferred Revenue                                  4,034,404     4,042,842
 Capital Lease - Current                           1,129,269     1,115,666
 Notes Payable - Current                             140,465       140,465
 Notes Payable - Related Parties                     320,000       837,173
                                                 ------------  ------------
   Total Current Liabilities                      13,024,001    10,919,832

 Obligations under Capital Leases                 13,047,838    13,242,920
 Other Long - Term Liabilities                        17,416         7,554
 Notes Payable - Long Term                         4,963,991     2,109,636
 Notes Payable - Long Term, Related Parties          206,448       205,914
                                                 ------------ ------------
   Long Term Liabilities                          18,235,693    15,566,024
                                                 ------------  ------------
 Equity Investment                                   500,000       500,000
                                                 ------------  ------------
 Total Liabilities                                31,759,694    26,985,856
                                                 ------------  ------------
Minority Interest                                    309,210       287,061
-----------------                                ------------  ------------
Contingently Redeemable Equity                     2,510,000     2,510,000
------------------------------                   ------------  ------------
Stockholders' (Deficit) Equity
------------------------------
 Preferred Stock, 10,000,000 Shares Authorized
  at No Par Value, No Shares Issued and
  Outstanding                                              -             -
 Common Stock, 100,000,000 Shares Authorized
  at No Par Value, 40,018,013 and 37,719,889
  Shares Issued and Outstanding, Respectively     30,986,986    32,000,792
 Accumulated Deficit                             (46,340,470)  (38,266,018)
 Deferred Financial Advisor Fees                     (48,960)     (142,920)
 Other Comprehensive Income                          (11,716)       10,818
                                                 ------------  ------------
  Total Stockholders' (Deficit) Equity           (15,414,160)   (6,397,328)
                                                 ------------  ------------
  Total Liabilities, Minority Interest,
  Contingently Redeemable Equity and
  Stockholders' (Deficit) Equity                 $19,164,744   $23,385,589
                                                 ============  ============


      See accompanying notes to the consolidated financial statements.
                                     5

               Trinity Learning Corporation and Subsidiaries
       Consolidated Statements of Operations and Comprehensive Income

                                                 For Three Months Ended on
                                                       September 30
                                                     2005          2004
                                                 ------------  ------------
Revenue
-------
 Sales Revenue                                   $ 5,348,757   $   902,854
 Cost of Sales                                    (1,230,214)     (180,905)
                                                 ------------  ------------
   Gross Profit                                    4,118,543       721,949
                                                 ------------  ------------
Expenses
--------
 Salaries & Benefits                               3,724,926       889,302
 Professional Fees                                   366,214       296,587
 Selling, General & Administrative                 4,715,376       489,162
 Depreciation & Amortization                         894,512        47,962
                                                 ------------  ------------
   Total Expense                                   9,701,028     1,723,013
                                                 ------------  ------------
   Loss from Operations                           (5,582,485)   (1,001,064)
                                                 ------------  ------------
Other Expense
-------------
 Debt Conversion                                   1,986,311             -
 Interest, net                                       494,580       229,703
 Debt Issuance                                             -         7,194
 Equity in Losses of Associated Companies                  -       648,501
 Foreign Currency Loss                                   275             -
                                                 ------------  ------------
   Total Other Expense                             2,481,166       885,398
                                                 ------------  ------------
Minority Interest                                     10,801        24,876
-----------------                                ------------  ------------

   Loss Before Taxes                              (8,074,452)   (1,861,586)
   Taxes                                                   -             -
                                                 ------------  ------------
   Net Loss                                      $(8,074,452)  $(1,861,586)
                                                 ============  ============
Net Loss Per Common Share
 Basic and Diluted                               $     (0.21)  $     (0.06)
                                                 ============  ============
 Weighted Average Shares Outstanding              38,918,013    30,377,643
                                                 ============  ============

A summary of the components of other comprehensive gain (loss) for the three months ended September, 2005 and 2004 is as follows:

                                                     Three Months ended on
                                                       September 30,
                                                     2005          2004
                                                        (Unaudited)
                                                 ------------  ------------

 Net Loss                                        $(8,074,452)  $(1,861,586)
 Foreign Currency Translation Gain (Loss)            (22,534)       27,589
                                                 ------------  ------------
 Comprehensive Loss                              $(8,096,986)  $(1,833,997)
                                                 ============  ============


      See accompanying notes to the consolidated financial statements.

                                     6



               Trinity Learning Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                  For Three Months Ended on
                                                        September 30
                                                     2005          2004
                                                  (Unaudited)   (Unaudited)
                                                 ------------  ------------
Cash flows from operating activities:
 Net loss                                        $(8,074,452)  $(1,861,586)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                      894,512        47,962
  Foreign currency translation gain / loss               275             -
  Non-cash debt issuance                               3,800         7,194
  Non cash interest                                  146,560       205,753
  Equity losses of associated companies                    -       648,501
  Employee stock based compensation                  200,000             -
  Debt conversion expenses                         1,986,311       104,997
  Non cash financial advisory fees                    93,960             -
  Program Inventory                                 (541,000)            -

Changes in current assets and liabilities:
 Accounts receivable                                 292,147      (148,105)
 Interest receivable                                       -             -
 Prepaid expenses and other current assets          (201,131)       (4,623)
 Accounts payable and accrued expenses             2,744,810       (47,497)
 Accounts payable-related parties                          -         8,333
 Inventory                                           282,683             -
 Deferred revenue                                     (8,438)      239,866
 Interest payable                                          -        (9,394)
 Minority interest                                    22,149       (24,876)
                                                 ------------  ------------
Net cash used by operating activities             (2,157,814)     (833,475)
                                                 ------------  ------------

Cash flows from investing activities:
 Payment for business acquisitions                         -        (4,815)
 Restricted cash                                   5,073,914    (4,491,000)
                                                 ------------  ------------
 Net cash generated by investing activities        5,073,914    (4,495,815)
                                                 ------------  ------------

Cash flows from financing activities:
 Repayment under capital leases                     (181,479)            -
 Repayments under borrowings                      (5,039,442)     (550,000)
 Borrowing under long-term liabilities             4,509,862             -
 Payments for related party                                -     6,120,000
 Fees paid to issue debt                                   -      (259,000)
                                                 ------------  ------------
 Net cash provided by financing activities          (711,059)    5,311,000
                                                 ------------  ------------
Effect of foreign exchange on cash                   (22,534)      (27,589)

 Net (decrease)increase in cash                    2,205,041       (45,879)
                                                 ------------  ------------
Cash at beginning of period                          752,261       892,739
                                                 ------------  ------------
Cash at end of period                            $ 2,957,302   $   846,860
                                                 ============  ============


 See accompanying notes to the consolidated financial statements.
                                     7


               Trinity Learning Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                  For Three Months Ended on
                                                        September 30
                                                     2005          2004
                                                  (Unaudited)   (Unaudited)
                                                 ------------  ------------

Supplemental information:
 Interest paid                                   $   342,280   $    19,795
                                                 ============  ============
 Income taxes                                    $         -   $         -
                                                 ============  ============
 Conversion of notes to common stock             $   787,550   $         -
                                                 ============  ============
 Warrants issued with convertible notes          $         -   $ 2,863,363
                                                 ============  ============
 Beneficial conversion value of note payable     $         -   $ 2,070,784
                                                 ============  ============
















 See accompanying notes to the consolidated financial statements.
                                     8


               Trinity Learning Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                             September 30, 2005

GENERAL
-------
Trinity Learning has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended September, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2005.

UNAUDITED INFORMATION
---------------------
The information furnished herein was taken from the books and records of the Company without audit. However, in the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

NOTE 1.  ACCOUNTING POLICIES
----------------------------

Overview
--------

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

We operate through our primary operating subsidiary, Trinity Workplace Learning, located in our 200,000 square foot digital multimedia production center in Carrollton, Texas, in the greater Dallas metropolitan area. At this Global Learning Center we create, distribute and archive rich media for workplace learning and certification for approximately 7,000 corporate, institutional and government customers in healthcare, industrial services, and public safety including homeland security, first responders, and federal agencies. We distribute content to our customers through a variety of learning media including satellite, broadband, e-learning, CD-ROM, and DVDs. Our proprietary brands include The Law Enforcement Training Network, HomelandOne, the Fire and Emergency Training Network, and others. In our healthcare industry vertical we participate in 17 distinct accreditations for medical-related continuing professional education and certification. While our strategic focus is to grow our assets and operations in North America, we continue to also explore acquisition and alliance candidates in Western Europe and we continue to maintain ownership positions in small operating subsidiaries in Australia, Norway and California and we have an ongoing investment in a learning company in South Africa.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005. The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our April 1, 2005 acquisition of Primedia Workplace Learning.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Use of Estimates
----------------

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

NOTE 2   GOING CONCERN
----------------------

To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired businesses, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at November 1, 2005 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

NOTE 3 - NOTES PAYABLE
----------------------

     On July 13, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the "Lenders"). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January` 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and Trinity Workplace Learning Corporation, subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the "Warrants") to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. Copies of the Credit Agreement, the form of Warrant and the Registration Rights Agreement (collectively, the "Agreements") were filed in a Report on Form 8K. A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the "Laurus Agreements") dated August 31, 2004 with Laurus Master Fund, Ltd. ("Laurus"). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share.

     To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at November 1, 2005 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

     On September 30, 2005, we issued an aggregate of 1,100,000 restricted shares of our common stock to Inspire AS upon conversion of a $500,000 note. The note, as amended, provided for a conversion rate of $0.4545 per share. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. The note was issued pursuant to out acquisition of Vilpas.
                                     10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year ends on June 30. This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Overview
--------

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash, material assets or an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at November 1, 2005, we will not be able to sustain operations for more than two months without additional sources of funding. To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short-or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

Effective April 1, 2005, Trinity Learning Corporation (the "Company") entered into and closed an asset purchase agreement (the "Asset Purchase Agreement") with PRIMEDIA Inc. and two PRIMEDIA affiliates (collectively,"PRIMEDIA"), whereby PRIMEDIA sold to the Company certain assets related to its PRIMEDIA's Workplace Learning division ("PWPL"). The assets comprised those relating to PWPL's Healthcare Group, Government Services Group, Industrial Services Group, Shared Services Group, and all other assets of PWPL, including all of the assets of PRIMEDIA Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business (such acquired assets referred to collectively hereinafter as the "Business"). These assets are comprised of content libraries, trademarks, brands, intellectual property, databases, and physical assets. Included in the sale are certain video production and distribution capabilities used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire & emergency, government, law enforcement and private security markets currently served by PWPL. The consolidated financial statements reflect the consolidation of this entity into our company.

Results of Operations
---------------------

First Quarter Ended September 30, 2005 as Compared to the First Quarter Ended September 30, 2004
-----------------------------------------------------------------------

     Our revenues for first quarter 2005 were $5,348,757, as compared to $902,854 for the first quarter 2004. This increase in revenues is due primarily to the acquisition of Primedia Workplace Learning. The three month period in 2004 comprises three months' revenue of RMT, TouchVision and VILPAS while the 2005 includes revenues of RMT, TouchVision and VILPAS and Trinity Workplace Learning.

     Costs of sales, which consist of labor, hardware costs, cost of goods sold and other incidental expenses, was $1,230,214 for the first quarter 2005 as compared to $180,905 for the first quarter 2004, resulting in gross profit of $4,118,543 for the first quarter 2005, as compared to $721,949 for the first quarter 2004. This increase in costs and in gross profit was due to the acquisition of Primedia Workplace Learning. Operating expenses for first quarter 2005 were $9,701,028 as compared to $1,723,013 for the first quarter 2004. This increase was due primarily to acquisition of Primedia Workplace Learning along with increases in selling, general and administrative costs as well as amortization expense.



     Other Expense of $2,481,166 was $1,595,768 greater than that for the first quarter 2004. This increase is primarily due to the loss on conversion of notes payable of $1,986,311.

     We reported net loss available for common stockholders of $8,074,452 or $0.20 per share for the first quarter 2005, compared with a net loss of $1,861,586 or $0.06 per share for first quarter 2004.

     In October 2005, the Company and IRCA completed a Settlement Agreement whereby we mutually rescinded the original acquisition agreement, resulting in no ownership positions for IRCA in our company and vice versa (see "Subsequent Events IRCA Settlement Agreement)

Liquidity and Capital Resources
-------------------------------

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of September 30, 2005 was $46,304,470 as compared to $38,266,018 as of June 30, 2005.

     At September 30, 2005, we had an unrestricted cash balance of
$2,957,302 compared to $752,261 at June 30, 2005.   Net cash used by
operating activities during the three months ended September 30, 2005 was $1,616,814 attributable primarily to our increase of accounts receivable. Net cash generated by investing activities was $4,532,914 for the three months ended September 30, 2005 representing the net of other financing activity and borrowings under short-term notes.

     Accounts receivable decreased from $3,540,415 at June 30, 2004 to $3,248,268 at September 30, 2005. This decrease is due primarily to the timing of billings to our customers.

     Accounts payable increased from $3,134,406 at June 30, 2005 to $4,336,919 at September 30, 2005. Accrued expenses increased from $1,625,901 at June 30, 2005 to $3,039,565 at September 30, 2005. The
changes in accounts payable and accrued expenses are attributable to the negative cash flow.

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

     We continued to seek equity and debt financing in fiscal 2005 to support our growth and to finance recent and proposed acquisitions:

     On July 13, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the "Lenders"). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January` 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and Trinity Workplace Learning Corporation, subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the "Warrants") to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. Copies of the Credit Agreement, the form of Warrant and the Registration Rights Agreement (collectively, the "Agreements") were filed in a Report on Form 8K. A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the "Laurus Agreements") dated August 31, 2004 with Laurus Master Fund, Ltd. ("Laurus"). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share.


     To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at November 1, 2005 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.


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

                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 15, 2005, we issued an aggregate of 1,198,124 unrestricted shares of our common stock to Laurus Master Fund, Ltd., upon conversion of $287,549.69 of debt owed under a secured convertible promissory note issued on August 31, 2004. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. These securities were issued to an accredited investor as defined under the securities laws and converted at $0.24 per share.

     On September 30, 2005, we issued an aggregate of 1,100,000 restricted shares of our common stock to Inspire AS upon conversion of a $500,000 note. The note, as amended, provided for a conversion rate of $0.4545 per share. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. The note was issued pursuant to out acquisition of Vilpas.

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



                                   TRINITY LEARNING CORPORATION

November  15, 2005                 By: /S/ DOUGLAS D. COLE
                                   ---------------------------------
                                           Douglas D. Cole
                                           Chief Executive Officer

November 15, 2005                  By: /S/ Patrick R. Quinn
                                   ---------------------------------
                                           Patrick R. Quinn
                                           Chief Financial Officer




















