Form 10QSB
period 2005-12-31
TRINITY LEARNING CORP
filed 2006-02-14
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2005

                           Commission File No. 0-8924

                          TRINITY LEARNING CORPORATION
        (Exact name of small business issuer as specified in its charter)

                   UTAH
     (State or other jurisdiction of                73-0981865
      incorporation or organization)     (IRS Employer Identification No.)


               4101 International Parkway, Carrollton, Texas 75007
                     (Address of principal executive offices)

                                 (972) 309-4000
                           (Issuer's telephone number)


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





As of February 8, 2006, 40,678,013 shares of the issuer's Common Stock, no par value per share, were outstanding.

                  TRINITY LEARNING CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

THIS FORM 10-QSB FOR THE SIX MONTHS ENDED DECEMBER 31, 2005, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE",
"PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

PART I.FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets December 31, 2005 (Unaudited) and June 30, 2005 (Audited).
        Consolidated Statements of Operations and Comprehensive Loss Three and Six Months Ended December 31, 2005
        and 2004. (Unaudited)
        Consolidated Statements of Cash Flows Six Months Ended December 31, 2005 and 2004 (Unaudited)

  Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3.Controls and Procedures

PART II.OTHER INFORMATION

  Item 1.Legal Proceedings

  Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3.Defaults upon Senior Securities

  Item 4.Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.Exhibits

PART I
       FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 Trinity Learning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                                                      December 31,     June 30,
                                                                          2005           2005
                                                                      -------------  -------------
                                                                       (Unaudited)     (Audited)
                                                                      -------------  -------------
                            Assets
Current Assets
  Cash and Cash Equivalents                                           $  1,447,247   $    752,261
  Accounts Receivable                                                    5,687,730      3,540,415
  Inventory                                                              1,511,073      1,632,750
  Prepaid Expense and Other Current Assets                               1,810,751      1,160,272
                                                                      -------------  -------------
    Total Current Assets                                                10,456,801      7,085,698

Equity Investment in and Advances to Associated Companies                        -              -
Property & Equipment, net                                                5,530,103      5,876,999
Goodwill                                                                         -              -
Intangible Assets, net                                                           -
Program Inventory, net                                                   4,157,993      5,133,334
Restricted Cash                                                             17,756      5,091,670
Other Assets, net                                                          210,982        197,888
                                                                      -------------  -------------
    Total Assets                                                      $ 20,373,635   $ 23,385,589
                                                                      =============  =============

Liabilities and Stockholders' Equity
  Current Liabilities
  Accounts Payable$5,500,518$3,134,406
  Accounts Payable - Related Parties
  Accrued Expenses3,126,2521,625,901
  Interest Payable                                                              -          23,379
  Deferred Revenue                                                       5,319,178      4,042,842
  Capital Lease-Current                                                  1,156,724      1,115,666
  Notes Payable - Current                                                  155,742        663,446
  Notes Payable - Related Parties                                          346,676      1,023,087
                                                                      -------------  -------------
    Total Current Liabilities                                           15,605,090     11,628,727
                                                                      -------------  -------------

  Obligations under Capital Leases                                      12,654,108     13,242,920
  Notes Payable4,868,0141,586,655
  Notes Payable - Related Parties                                                -         20,000
  Equity Investment in Associated Company                                  500,000        500,000
  Other Long-Term Liabilities                                               13,592          7,554
                                                                      -------------  -------------
    Long Term Liabilities                                               18,035,714     15,357,129
                                                                      -------------  -------------

    Total Liabilities                                                   33,640,804     26,985,856
                                                                      -------------  -------------
Minority Interest                                                          309,210        287,061
                                                                      -------------  -------------
Contingently Redeemable Equity                                           2,210,000      2,510,000
                                                                      -------------  -------------
Stockholders' (Deficit) Equity
  Preferred Stock, 10,000,000 Shares Authorized at No Par Value,
  No Shares Issued and Outstanding                                               -              -
  Common Stock, 100,000,000 Shares Authorized at No Par Value,
  37,719,889 and 31,040,143 shares Issued and Outstanding in December,
  2005 and June 2004, Respectively                                      32,497,128     32,000,792
  Accumulated Deficit                                                  (48,321,856)   (38,266,018)
  Deferred Financial Advisor Fees                                                -       (142,920)
  Other Comprehensive Gain (Loss)                                           38,349         10,818
                                                                      -------------  -------------
    Total Stockholders' Equity                                         (15,786,379)    (6,397,328)
                                                                      -------------  -------------
    Total Liabilities and Stockholders' Equity                        $ 20,373.635   $ 23,385,589
                                                                      =============  =============

See accompanying notes to the consolidated financial statements.

                          Trinity Learning Corporation
                      Consolidated Statement of Operations
                                                                         For Three Months Ended        For Six Months Ended
                                                                              December 31                   December 31
                                                                          2005            2004          2005            2004
                                                                              (Unaudited)                   (Unaudited)
                                                                      -------------  -------------  -------------  -------------
Revenue
  Sales Revenue                                                       $  8,675,748   $    907,643   $ 14,024,505   $  1,810,497
  Cost of Sales                                                         (2,184,869)       (37,430)    (2,735,342)      (218,335)
                                                                      -------------  -------------  -------------  -------------
    Gross Profit                                                         6,490,879        870,213     11,289,163      1,592,162

Expense
  Salaries & Benefits                                                    3,826,685        967,567      9,337,498      1,856,869
  Professional Fees                                                        719,259        102,356      1,085,473        398,943
  Professional Fees - Related Parties                                            -              -              -              -
  Selling, General & Administrative                                      2,780,675        639,407      7,143,011      1,128,569
  Depreciation & Amortization                                              171,075         33,389        312,481         81,351
                                                                      -------------  -------------  -------------  -------------
    Total Expenses                                                       7,497,694      1,742,719     17,878,463      3,465,732

Loss from Operations                                                    (1,006,815)       872,506     (6,589,300)    (1,873,570)

Other Expense
  Interest, net                                                          2,087,174        442,361      2,581,754        672,064
  Equity Losses and Impairment of Investment in Associated Companies             -        590,554              -      1,239,055
  Debt Conversion                                                         (672,247)       153,178      1,314,064        160,372
  Impairment of Intangible Assets                                                -              -              -              -
  (Gain) Loss on Sale of Assets                                             (1,000)             -         (1,000)             -

  Foreign Currency Gain (Loss)                                                 (91)         2,216            184          2,216
                                                                      -------------  -------------  -------------  -------------

    Total Other Expense                                                  1,413,836     (1,188,309)     3,895,002      2,073,707
                                                                      -------------  -------------  -------------  -------------
Minority Interest                                                                -         22,232        (10,801)        47,108
                                                                      -------------  -------------  -------------  -------------
Loss Before Taxes                                                       (2,420,651)    (2,038,583)   (10,495,103)    (3,900,169)

Income Taxes                                                                     -              -              -              -
                                                                      -------------  -------------  -------------  -------------
  Total Income Tax Expense                                                       -              -              -              -
                                                                      -------------  -------------  -------------  -------------
    Net Loss                                                            (2,420,651)    (2,038,583)   (10,495,103)    (3,900,169)
                                                                      -------------  -------------  -------------  -------------
    Net Loss Per Share - Basic and Diluted                                   (0.06)         (0.07)         (0.26)         (0.13)
                                                                      -------------  -------------  -------------  -------------
    Weighted Average Shares Outstanding                                 40,018,013    (31,282,043)    40,018,013     30,894,443
                                                                      -------------  -------------  -------------  -------------

A summary of the components of other comprehensive loss for the three and six months ended December 31, 2005 and 2004 follows:

                                                                         For Three Months Ended        For Six Months Ended
                                                                              December 31                   December 31
                                                                          2005            2004          2005            2004
                                                                              (Unaudited)                   (Unaudited)
                                                                      -------------  -------------  -------------  -------------
Net Loss                                                              $ (2,420,651)  $ (2,038,583)  $(10,495,103)  $ (3,900,169)
Foreign Currency Translation Gain/(Loss)-(9,908)-17,681
                                                                      -------------  -------------  -------------  -------------
Comprehensive Loss                                                        (520,651)    (2,048,491)    (6,850,827)    (3,882,488)
                                                                      -------------  -------------  -------------  -------------

        See accompanying notes to the consolidated financial statements.

                                       5

                 Trinity Learning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                                                     Six Months Ended December 31,
                                                                          2005            2004
                                                                      -------------  -------------
                                                                       (Unaudited)
Cash flows from operating activities:
  Net loss                                                            $(10,495,103)  $ (3,900,169)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization                                          312,481         81,351
    Foreign currency translation gain/loss                                     184              -
    Non cash debt issuance                                                       -         30,443
    Non cash interest expense                                            1,642,864        611,068
    Equity losses and impairment of investment in associated companies           -      1,239,055
    Employee stock based compensation                                      200,000        241,983
    Bad debt expense                                                       361,700              -
    Non cash financial advisory fees                                       142,920         45,000
    Debt conversion expenses                                             1,314,064              -
    Program inventory                                                      763,708              -
  Changes in current assets and liabilities, net
  of businesses acquired and sold:
    Accounts receivable                                                 (2,147,315)        29,762
    Prepaid expenses and other current assets                             (650,479)        18,840
    Accounts payable and accrued expenses                                3,866,462       (101,216)
    Accounts payable-related party                                               -        (36,980)
    Inventory                                                              121,676              -
    Accrued expenses                                                             -              -
    Deferred revenue                                                     1,276,336              -
    Interest payable                                                       (23,379)       (15,051)
    Minority interest                                                       22,149         (7,615)
                                                                      -------------  -------------
    Net cash provided (used) by operating activities                    (3,291,732)    (1,763,529)
                                                                      -------------  -------------
Cash flows from investing activities:
  Payment for business acquisitions                                              -         (7,314)
  Payment for business acquisitions - related party                              -         (4,815)
  Restricted cash                                                        5,073,914     (4,491,000)
  Advances to associated companies                                               -              -
  Capital expenditures                                                           -        (16,611)
                                                                      -------------  -------------
    Net cash provided (used) by investing activities                     5,073,914     (4,519,740)
                                                                      -------------  -------------
Cash flows from financing activities:

  Repayment for capital leases                                            (547,754)             -

  Borrowings under notes                                                         -              -
  Borrowings under notes - related party                                         -              -
  Repayments under borrowings                                           (5,039,442)             -
  Repayments under short-term notes                                              -       (544,118)
  Repayments under short-term notes - related party                              -       (155,000)
  Borrowing under notes and contingent liability                                 -      7,672,500
  Borrowings under long-term liabilities                                 4,500,000              -
  Payments for financing fees                                                            (259,000)

  Proceeds from sale of common stock                                                       21,250
                                                                      -------------  -------------
    Net cash provided (used) by financing activities                    (1,087,196)     6,735,632
                                                                      -------------  -------------
Effect of foreign exchange on cash                                                        (17,681)
                                                                      -------------  -------------
  Net increase (decrease) in cash                                          694,986        434,682
Cash at beginning of period                                                752,261        892,739
                                                                      -------------  -------------
Cash at end of period                                                 $  1,447,247   $  1,327,421
                                                                      =============  =============
  Supplemental information:

    Interest paid                                                     $    159,000   $     71,119
                                                                      =============  =============
    Warrants issued with convertible notes                            $          -   $  2,863,363
                                                                      =============  =============
    Beneficial conversion value of note payable                       $          -   $  2,070,784
                                                                      =============  =============

        See accompanying notes to the consolidated financial statements.

     Trinity  Learning  Corporation  and  Subsidiaries
                   Notes to Consolidated Financial Statements
     December  31,  2005

GENERAL

Trinity Learning has elected to omit substantially all footnotes to the consolidated financial statements for the three and six months ended December 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2005.

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

We operate through our primary operating subsidiary, Trinity Workplace Learning, located in our 205,000 square foot digital multimedia production center in Carrollton, Texas, in the greater Dallas metropolitan area. At this Global Learning Center we create, distribute and archive rich media for workplace learning and certification for approximately 7,000 corporate, institutional and government customers in healthcare, industrial services, and public safety including homeland security, first responders, and federal agencies. We distribute content to our customers through a variety of learning media including satellite, broadband, e-learning, CD-ROM, and DVDs. Our proprietary brands include The Law Enforcement Training Network, HomelandOne, the Fire and Emergency Training Network, and others. In our healthcare industry vertical we participate in 17 distinct accreditations for medical-related continuing professional education and certification. While our strategic focus is to grow our assets and operations in North America, we continue to also explore acquisition and alliance candidates in Western Europe and we continue to maintain ownership positions in small operating subsidiaries in Australia, Norway and California and we have an ongoing investment in a learning company in South Africa.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005. The results of operations for the three and six months ended December 31, 2005, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our April 1, 2005 acquisition of Primedia Workplace Learning.

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

NOTE  2  -  GOING  CONCERN

To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired businesses, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at February 1, 2006 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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

Overview

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash, material assets or an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at February 1, 2006, we will not be able to sustain operations for more than two months without additional sources of funding. To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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

Results  of  Operations

Second Quarter Ended December 31, 2005 as Compared to the Second Quarter Ended December 31, 2004

     Our revenues for second quarter 2006 were $8,675,748, as compared to $907,643 for the second quarter 2005. This increase in revenues is due primarily to the acquisition of Primedia Workplace Learning. The three month period in 2005 comprises three months' revenue of RMT, TouchVision and VILPAS while 2006 includes revenues of RMT, TouchVision and VILPAS and Trinity Workplace Learning.

Costs of sales, which consist of labor, hardware costs, cost of goods sold and other incidental expenses, was $2,184,869 for the second quarter 2006 as compared to $37,430 for the second quarter 2005, resulting in gross profit of $6,490,879 for the second quarter 2006, as compared to $870,213 for the second quarter 2005. This increase in costs and in gross profit was due to the acquisition of Primedia Workplace Learning. Operating expenses for second quarter 2006 were $7,497,694 as compared to $1,742,719 for the second quarter 2005. This increase was due primarily to acquisition of Primedia Workplace Learning along with increases in selling, general and administrative costs as well as amortization expense.

Other Expense for the second quarter of 2005 was $1,131,836 compared to $1,188,309 for the second quarter 2004. This increase is primarily due to interest expense on long-term debt.

We reported net loss available for common stockholders of $2,420,651 or $0.06 per share for the second quarter 2006, compared with a net loss of $2,038,583 or $0.07 per share for the second quarter 2005.

Six Months Ended December 31, 2005 as Compared to the Six Months Ended December 31, 2004

Our sales revenue for the six months ended December 31, 2005 were $14,024,505, as compared to $1,810,497 for the six months ended December 31, 2004. This increase in revenues was primarily due to the acquisition of Primedia Workplace Learning. The six month period in 2004 comprises six months' revenue of RMT, TouchVision and Vilpas while the six month period in 2005 comprises six months' of RMT, TouchVision Vilpas and Trinity Workplace Learning.

Costs of sales, which consist of labor and hardware costs, and other incidental expenses, was $2,735,342 for the six months ended December 31, 2005 as compared to $218,335 for the six months ended December 31, 2004, resulting in gross profit of $11,289,163 for the six months ended December 31, 2005 as compared to $1,592,162 for the six months ended December 31, 2004. This increase is due primarily to acquisition of Primedia Workplace Learning.

Operating expenses for the six months ended December 31, 2005 were $17,878,463 as compared to $3,465,732 for the six months ended December 31, 2004. This increase was due primarily to the acquisition of Primedia Workplace Learning resulting in increase in selling, general and administrative costs as well as depreciation and amortization expense.

Other Expense of $3,895,002for the six months ended December 31, 2005 was $1,821,295 greater than that for the six months ended December 31, 2004. This increase in expense is primarily due to an increase in interest expense $1,909,690, loss on conversion of notes payable $1,153,692 offset by prior year losses in associated companies of $1,239,055. Included in interest expense of $2,581,754 is $1,495,564 attributable to amortization of discounts on the Laurus note.

We reported net loss available for common stockholders of $10,495,103 or $0.26 per share for the six months ended December 31, 2005, compared with a net loss of $3,900,169 or $0.13 per share for the six months ended December 31, 2004.

Liquidity  and  Capital  Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of December 31, 2005 was $48,321,856 as compared to $38,266,018 as of June 30, 2005.

At December 31, 2005, we had an unrestricted cash balance of $1,447,247 compared to $752,261 at June 30, 2005. Net cash used by operating activities during the six months ended December 31, 2005 was $3,291,732 attributable primarily to our increase of accounts receivable. Net cash generated by investing activities was $5,073,914 for the six months ended December 31, 2005 representing the net of other financing activity and borrowings under short-term notes.

Accounts receivable increased from $3,540,415 at June 30, 2005 to $5,687,730 at December 31, 2005. This increase is due primarily to increased sales efforts to our customers.

Accounts payable increased from $3,134,406 at June 30, 2005 to $5,500,518 at December 31, 2005. Accrued expenses increased from $1,625,901 at June 30, 2005 to $3,126,252 at December 31, 2005. The changes in accounts payable and accrued expenses are attributable to the negative cash flow.

As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems and general-purpose computer equipment to accommodate our growth.

     We continued to seek equity and debt financing in fiscal 2006 to support our growth and to finance recent and proposed acquisitions:

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

     To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at February 1, 2006 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.


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

                                     PART II
                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     None


ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     As noted above under "Part I, Item 2, Liquidity and Capital Resources", the Company on July 13, 2005, entered into a Credit Agreement (the "Credit Agreement") with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the "Lenders"). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $4,500,000. Per the Covenant calculations, the Company is in default of Section 6.11 of the Credit Agreement because it does not meet a tangible net worth requirement. The Company disputes the default which was caused by negative goodwill related to the purchase price allocation.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its annual meeting of Shareholders on December 14, 2005. The Company failed to receive a quorum of the shareholders at the meeting. The meeting was continued by the shareholders present in person or by proxy until December 30, 2005, to allow additional time for proxies to come in. The Company failed to receive a quorum at the continued meeting. No action was taken at either the original or continued meeting.


ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.  -  EXHIBITS

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

          /S/  RICHARD  J.  MARINO
          ------------------------

          Richard  J.  Marino
February  14,  2005     By:     Chief  Executive  Officer

          /S/  Patrick  R.  Quinn
          -----------------------

          Patrick  R.  Quinn
February  14,  2005     By:     Chief  Financial  Officer