Form 10QSB
period 2006-03-31
TRINITY LEARNING CORP
filed 2006-05-23
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report under Section 13 or 1 (d) of
                    the Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2006

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


As of May 22, 2006, 41,615,513 shares of the issuer's Common Stock, no par value per share, were outstanding.



               TRINITY LEARNING CORPORATION AND SUBSIDIARIES

    Throughout this report, we refer to Trinity Learning Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity" or "the Company."

    THIS FORM 10-QSB FOR THE NINE MONTHS ENDED MARCH 31, 2006, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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




PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets March 31, 2006 (Unaudited) and June 30, 2005 (Audited).

Consolidated Statements of Operations and Comprehensive Loss Three and Nine Months Ended March 31, 2006 and 2005. (Unaudited)

Consolidated Statements of Cash Flows Nine Months Ended March 31, 2006 and 2005 (Unaudited)

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

Item 5.        Other Information

Item 6.  Exhibits




                                   PART I
                           FINANCIAL INFORMATION

                 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
               Trinity Learning Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                                    March 31,  June 30,
                                                     2006        2005
                                               --------------------------
                                                    (Unaudited) (Audited)
                                   Assets

Current Assets
  Cash and Cash Equivalents                     $ 1,250,652   $   752,261
  Accounts Receivable                             4,617,595     3,540,415
  Inventory                                       1,460,141     1,632,750
  Prepaid Expense and Other Current Assets          189,900     1,160,272
                                                --------------------------
     Total Current Assets                         7,518,288     7,085,698

Property & Equipment, net                         5,355,748     5,876,999
Program Inventory, net                            3,313,319     5,133,334
Restricted Cash                                           -     5,091,670
Other Assets, net                                         -       197,888
                                                --------------------------
     Total Assets                               $16,187,355   $23,385,589
                                                ============  ============






      See accompanying notes to the consolidated financial statements.
                                     4

               Trinity Learning Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                                    March 31,  June 30,
                                                     2006        2005
                                                --------------------------
                                                    (Unaudited) (Audited)

                    Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                               $6,257,809    $3,134,406
  Accrued Expenses                                3,557,466     1,625,901
  Interest Payable                                        -        23,379
  Deferred Revenue                                4,687,366     4,042,842
  Capital Lease-Current                           1,177,817     1,115,666
  Notes Payable   Current                           113,538       663,446
  Notes Payable - Related Parties                   363,333     1,023,087
                                                --------------------------
     Total Current Liabilities                   16,157,329    11,628,727
                                                --------------------------
Obligations under Capital Leases                 12,351,625    13,242,920
Notes Payable                                     4,739,529     1,586,655
Notes Payable   Related Parties                      20,000        20,000
Equity Investment in Associated Company                   -       500,000
Other Long-Term Liabilities                               -         7,554
                                                --------------------------
Long Term Liabilities                            17,111,154    15,357,129
                                                --------------------------
Total Liabilities                                33,268,483    26,985,856
                                                --------------------------
Minority Interest                                   309,210       287,061
                                                --------------------------
Contingently Redeemable Equity                      800,000     2,510,000
                                                --------------------------
Stockholders' (Deficit) Equity
  Preferred Stock, 10,000,000 Shares
   Authorized at No Par Value, No Shares
   Issued and Outstanding                                 -             -
  Common Stock, 100,000,000 Shares
   Authorized at No Par Value, 41,615,513
   and 37,719,889 shares Issued and
   Outstanding in March, 2006 and June
   2005, Respectively                            33,989,891    32,000,792
  Accumulated Deficit                           (52,159,501)  (38,266,018)
  Deferred Financial Advisor Fees                         -      (142,920)
  Other Comprehensive Gain (Loss)                   (20,728)       10,818
                                                --------------------------
     Total Stockholders' Equity                 (18,190,338)   (6,397,328)
                                                --------------------------
     Total Liabilities and Stockholders' Equity $16,187,355   $23,385,589
                                                ============  ============


      See accompanying notes to the consolidated financial statements.
                                     5


                        Trinity Learning Corporation
                    Consolidated Statement of Operations

                           For Three Months Ended       For Nine Months Ended
                                    March 31                     March 31
                              2006           2005         2006           2005
                                   (Unaudited)                 (Unaudited)
                         -------------- -------------- ------------- -------------
Revenue
  Sales Revenue          $   6,147,414  $     518,095   $20,171,919  $  2,328,592
Cost of Sales               (1,746,910)       (62,228)   (4,482,252)     (280,563)
                         -------------- -------------- ------------- -------------
Gross Profit                 4,400,504        455,867    15,689,667     2,048,029
                         -------------- -------------- ------------- -------------
Expense
  Salaries & Benefits        4,258,007        754,393    13,541,418     2,611,262
  Professional Fees          1,007,449        380,368     2,099,264       779,311
  Professional Fees
   Related Parties                   -              -             -             -
  Selling, General &
   Administrative            5,361,524      1,404,012    11,265,928     2,532,581
  Depreciation &
   Amortization                174,577         24,520       487,059       105,871
                         -------------- -------------- ------------- -------------
Total Expenses              10,901,557      2,563,293    27,393,669     6,029,025

Loss from Operations        (6,201,053)    (2,107,426)  (11,104,002)   (3,980,996)
                         -------------- -------------- ------------- -------------
Other Expense
  Interest, net               (475,677)      (480,335)   (2,775,431)     (992,023)
                         -------------- -------------- ------------- -------------
Equity Losses and
  Impairment of
   Investment in
   Associated Companies              -       (538,291)            -    (1,837,719)
  Debt Conversion                    -        (22,834)   (1,614,064)     (183,206)
  Gain due to
   non-conversion of
   contingently
   redeemable stock          2,210,000              -     2,210,000             -
  Gain (Loss) on Sale
   of Assets                         -              -         1,000             -
  Foreign Currency
   Gain (Loss)                       -            (65)         (184)       (2,281)
                         -------------- -------------- ------------- -------------
Total Other Expense          1,734,323     (1,041,525)   (2,178,679)   (3,015,229)
                         -------------- -------------- ------------- -------------
Minority Interest                    -         44,935       (10,801)       92,043
                         -------------- -------------- ------------- -------------
Loss Before Taxes           (4,666,730)    (3,104,016)  (13,893,482)   (6,904,182)

Income Taxes                        -               -             -             -
                         -------------- -------------- ------------- -------------
Total Income Tax Expense            -               -             -             -
                         -------------- -------------- ------------- -------------
Net Loss                 $  (4,666,730) $  (3,104,016) $(13,893,482) $ (6,904,182)
                         ============== ============== ============= =============

Net Loss Per Share
  Basic and Diluted      $      (0.11)  $       (0.10) $      (0.34) $      (0.22)
                         ============== ============== ============= =============
Weighted Average
  Shares Outstanding         4,607,388     32,372,341    39,454,326    31,386,772
                         ============== ============== ============= =============

           See accompanying notes to the consolidated financial statements.
                                          6

                             Trinity Learning Corporation
                         Consolidated Statement of Operations


A summary of the components of other comprehensive loss for the three and nine months ended March 31, 2006 and 2005 follows:

                           For Three Months Ended         For Nine Months Ended
                                    March 31                       March 31
                              2006           2005           2006           2005
                                   (Unaudited)                   (Unaudited)
                         -------------- -------------- ------------- -------------
Net Loss                 $  (4,666,730) $  (3,104,016) $(13,893,482) $ (6,904,182)
Foreign Currency
  Translation Gain/(Loss)        2,652          5,591       (31,547)       23,272
                         -------------- -------------- ------------- -------------
Comprehensive Loss          (4,664,078)    (3,098,425)  (13,925,029)   (6,880,910)
                         -------------- -------------- ------------- -------------



           See accompanying notes to the consolidated financial statements.

                                          7

                    Trinity Learning Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows

                                               Nine Months Ended March 31,
                                                   2006          2005
                                                      (Unaudited)
                                               ------------  ------------
Cash flows from operating activities:
  Net loss                                     $(13,893,482) $(6,904,182)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization                    487,059      105,871
   Bad debt expense                                 465,800    1,000,000
   Gain due to non-conversion of contingently
     redeemable stock                            (2,210,000)           -
   Foreign currency translation gain/loss               184            -
   Non cash debt issuance                                 -       53,277
   Non cash interest expense                         50,533    1,097,771
   Equity losses of associated companies                  -    1,837,719
   Employee stock based compensation                800,000      241,983
   Non cash financial advisory fees                 594,470       75,000
   Debt conversion expenses                       3,682,047
   Program inventory                              1,820,015            -
  Changes in current assets and liabilities,
   net of businesses acquired and sold:
    Accounts receivable                          (1,077,180)     (19,830)
    Prepaid expenses and other current assets       970,373       58,523
    Accounts payable and accrued expenses         5,054,967       66,895
    Accounts payable-related party                       -       (77,988)
    Inventory                                       172,609            -
    Accrued expenses                                     -       (62,720)
    Deferred revenue                                644,524       76,992
    Interest payable                                (23,379)       2,255
    Minority interest                                22,149      (67,179)
                                               ------------  ------------
Net cash provided (used) by operating
   activities                                   (2,439,311)   (2,515,613)
                                               ------------  ------------
Cash flows from investing activities:
  Payment for business acquisitions                       -        (7,314)
  Payment for business acquisitions                                     -
   related party                                          -        (4,815)
  Restricted cash                                 5,091,670    (4,491,000)
  Advances to associated companies                        -             -
  Capital expenditures                               (1,295)      (16,611)
                                               ------------  ------------
Net cash provided (used) by investing
  activities                                      5,090,375   (4,519,740)
                                               ------------  ------------
Cash flows from financing activities:
  Repayment for capital leases                     (829,144)            -
  Borrowings under notes                            100,000             -
  Borrowings under notes   related party                  -             -
  Repayments under borrowings                    (5,323,529)            -
  Repayments under short-term notes                       -      (544,118)
  Repayments under short-term notes
   related party                                   (750,000)     (155,000)
  Borrowing under notes and contingent liability          -     7,672,500
  Borrowings under long-term liabilities          4,500,000             -
  Payments for financing fees                             -      (259,000)
  Other financing activities                        150,000       106,415
  Proceeds from sale of common stock                      -        21,250
                                               ------------  ------------
Net cash provided (used) by financing
   activities                                   (2,152,673)    6,842,047
                                               ------------  ------------
  Effct of foreign exchange on cash                       -      (23,272)
  Net increase (decrease) in cash                   498,391     (216,578)
                                               ------------  ------------
  Cash at beginning of period                       752,261       892,739
                                               ------------  ------------
  Cash at end of period                        $ 1,250,652   $   676,161
                                               ============  ============

     See accompanying notes to the consolidated financial statements.

               Trinity Learning Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows

                                              Nine Months Ended March 31,
                                                   2006          2005
                                                       (Unaudited)
                                               ------------  ------------
Supplemental information:
  Interest paid                                 $ 1,310,676   $    71,119
  Warrants issued with convertible notes        $         -   $ 2,863,363
  Beneficial conversion value of note payable   $         -   $ 2,070,784


























   See accompanying notes to the consolidated financial statements.
                                     9


               Trinity Learning Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                               March 31, 2006

GENERAL

Trinity Learning has elected to omit substantially all footnotes to the consolidated financial statements for the three and nine months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2005.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, in the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

OTE 1.  ACCOUNTING POLICIES

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005. The results of operations for the three and nine months ended March 31, 2006, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our April 1, 2005 acquisition of Primedia Workplace Learning.

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

NOTE 2   GOING CONCERN

To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired businesses, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at May 1, 2006 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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


Overview

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash, material assets or an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at May 1, 2006, we will not be able to sustain operations for more than two months without additional sources of funding. To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

Effective April 1, 2005, Trinity Learning Corporation (the "Company") entered into and closed an asset purchase agreement (the "Asset Purchase Agreement") with PRIMEDIA Inc. and two PRIMEDIA affiliates (collectively,"PRIMEDIA"), whereby PRIMEDIA sold to the Company certain assets related to its PRIMEDIA Workplace Learning division ("PWPL"). The assets comprised those relating to PWPL's Healthcare Group, Government Services Group, Industrial Services Group, Shared Services Group, and all other assets of PWPL, including all of the assets of PRIMEDIA Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business (such acquired assets referred to collectively hereinafter as the "Business"). These assets are comprised of content libraries, trademarks, brands, intellectual property, databases, and physical assets. Included in the sale are certain video production and distribution capabilities used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire & emergency, government, law enforcement and private security markets currently served by PWPL. The consolidated financial statements reflect the consolidation of this entity into our company.

Results of Operations

THIRD QUARTER ENDED MARCH 31, 2006 AS COMPARED TO THE THIRD QUARTER ENDED MARCH 31, 2005

     Our revenues for third quarter 2006 were $6,147,414, as compared to $518,095 for the third quarter 2005. This increase in revenues is due primarily to the acquisition of Primedia Workplace Learning. The three month period in 2005 comprises three months' revenue of RMT, TouchVision and VILPAS while 2006 includes revenues of RMT, TouchVision, VILPAS and Trinity Workplace Learning.

     Costs of sales, which consist of labor, hardware costs, cost of goods sold and other incidental expenses, was $1,746,910 for the third quarter 2006 as compared to $62,228 for the third quarter 2005, resulting in gross profit of $4,400,504 for the third quarter 2006, as compared to $455,867 for the third quarter 2005. This increase in costs and in gross profit was due to the acquisition of Primedia Workplace Learning. Operating expenses for third quarter 2006 were $10,601,557 as compared to $2,563,293 for the third quarter 2005. This increase was due primarily to acquisition of Primedia Workplace Learning along with increases in selling, general and administrative costs as well as amortization expense.

      Other Expense for the third quarter of 2006 reflected income of $1,734,323 compared to expense of $1,041,525 for the third quarter 2005. This income is primarily due to recognizing a gain on the non-conversion of contingently redeemable stock of $2,210,000.

     We reported net loss available for common stockholders of $4,666,730 or $0.11 per share for the third quarter 2006, compared with a net loss of $3,104,016 or $0.10 per share for the third quarter 2005.

NINE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2005

     Our sales revenue for the nine months ended March 31, 2006 were $20,171,919, as compared to $2,328,592 for the nine months ended March 31, 2005. This increase in revenues was primarily due to the acquisition of Primedia Workplace Learning. The nine month period in 2005 comprises nine months' revenue of RMT, TouchVision and Vilpas while the nine month period in 2006 comprises nine months' of RMT, TouchVision, Vilpas and Trinity Workplace Learning.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, was $4,482,252 for the nine months ended March 31, 2006 as compared to $280,563 for the nine months ended March 31, 2005, resulting in gross profit of $15,689,667 for the nine months ended March 31, 2006 as compared to $2,048,029 for the nine months ended March 31, 2005. This increase is due primarily to acquisition of Primedia Workplace Learning.

     Operating expenses for the nine months ended March 31, 2006 were $26,793,669 as compared to $6,029,025 for the nine months ended March 31, 2005. This increase was due primarily to the acquisition of Primedia Workplace Learning resulting in increases in selling, general and administrative costs as well as depreciation and amortization expense.

     Other Expense of $2,178,679 for the nine months ended March 31, 2006 was $836,550 less than that for the nine months ended March 31, 2005. This decrease in expense is primarily due to a gain recognized on the non-conversion of contingently redeemable stock of $2,210,000 and prior year losses in associated companies of $1,837,719 offset by a loss on conversion of notes payable $1,430,858 and increases in net interest expense of $1,783,408. Included in interest expense of $2,775,431 is $1,495,564 attributable to amortization of discounts on the Laurus note.

     We reported net loss available for common stockholders of $13,293,482 or $0.34 per share for the nine months ended March 31, 2006, compared with a net loss of $6,904,182 or $0.22 per share for the nine months ended March 31, 2005.

Liquidity and Capital Resources

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of March 31, 2006 was $52,159,501 as compared to $38,266,018 as of June 30, 2005.

     At March 31, 2006, we had an unrestricted cash balance of $1,250,652
compared to $752,261 at June 30, 2005.   Net cash used by operating
activities during the nine months ended March 31, 2006 was $2,439,311. Net cash generated by investing activities was $5,090,375 for the nine months ended March 31, 2006. Net cash used by financing activities during the none months ended March 31, 2006 was 2,152,673.

     Accounts receivable increased from $3,540,415 at June 30, 2005 to $4,617,595 at March 31, 2006. This increase is due primarily to increased sales efforts to our customers.

     Accounts payable increased from $3,134,406 at June 30, 2005 to $6,257,809 at March 31, 2006. Accrued expenses increased from $1,625,901 at June 30, 2005 to $3,557,466 at March 31, 2006. The changes in accounts payable and accrued expenses are attributable to the negative cash flow.

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

     We continued to seek equity and debt financing in fiscal 2006 to support our growth and to finance recent and proposed acquisitions:


     On March 2, 2006, Jack Rutherford purchased 625,000 shares of Common Stock of the Company at $0.16 per share or $100,000. In addition we issued 625,000 warrants exercisable at $0.20 per share to Mr. Rutherford in consideration of the purchase. We further issued 250,000 warrants exercisable at $0.15 per share to Mr. Rutherford in consideration for a loan made in the amount of $100,000 by Mr. Rutherford to the Company on March 1, 2006. The issuance of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

     On March 3, 2006, William T. Merrill purchased 156,250 shares of Common Stock of the Company at $0.16 per share or $25,000. In addition we issued 156,250 warrants exercisable at $0.20 per share to Mr. Merrill in consideration of the purchase. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

     On March 3, 2006, David Spada purchased 156,250 shares of Common Stock of the Company at $0.16 per share or $25,000. In addition we issued 156,250 warrants exercisable at $0.20 per share to Mr. Spada in consideration of the purchase. The issuance of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

     On March 31, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Agreement") with certain accredited investors for the issuance of up to an aggregate of $8,500,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2010, and four year warrants (the "Warrants") to purchase an aggregate of 13,600,000 share of common stock of the Company. The Debentures accrue interest at a rate of 15% per annum and we issued to Palisades Master Fund LP a face amount of $4,500,000 in Debentures and warrants to purchase an aggregate of 7,200,000 shares of common stock pursuant to the first closing which occurred on March 31, 2006. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

     To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at May 1, 2006 we will not be able to sustain operations for more than two months without additional sources of financing. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.



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

                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 2, 2006, Jack Rutherford purchased 625,000 shares of Common Stock of the Company at $0.16 per share or $100,000. In addition we issued 625,000 warrants exercisable at $0.20 per share to Mr. Rutherford in consideration of the purchase. We further issued 250,000 warrants exercisable at $0.15 per share to Mr. Rutherford in consideration for a loan made in the amount of $100,000 by Mr. Rutherford to the Company on March 1, 2006. The issuance of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

     On March 3, 2006, William T. Merrill purchased 156,250 shares of Common Stock of the Company at $0.16 per share or $25,000. In addition we issued 156,250 warrants exercisable at $0.20 per share to Mr. Merrill in consideration of the purchase. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

     On March 3, 2006, David Spada purchased 156,250 shares of Common Stock of the Company at $0.16 per share or $25,000. In addition we issued 156,250 warrants exercisable at $0.20 per share to Mr. Spada in consideration of the purchase. The issuance of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.


     On March 2, 2006, Jack Rutherford loaned to the Company an amount of $100,000 which is convertible pursuant to the terms of the loan into 625,000 shares of Common Stock. In addition we issued 625,000 warrants exercisable at $0.20 per share to Mr. Rutherford in consideration of the loan made. We further issued 250,000 warrants exercisable at $0.15 per share to Mr. Rutherford in consideration for the loan made in the amount of $100,000 by Mr. Rutherford to the Company on March 1, 2006. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

     On March 3, 2006, William T. Merrill loaned to the Company an amount of $25,000 which is convertible pursuant to the terms of the loan into 156,250 shares of Common Stock. In addition we issued 156,250 warrants exercisable at $0.20 per share to Mr. Merrill in consideration of the loan made. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

     On March 3, 2006, David Spada loaned to the Company an amount of $25,000 which is convertible pursuant to the terms of the loan into 156,250 shares of Common Stock. In addition we issued 156,250 warrants exercisable at $0.20 per share to Mr. Spada in consideration of the loan made. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the issuance of the securities was made to an existing shareholder of our company.

     On March 31, 2006, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance of up to an aggregate of $8,500,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2010, and four year warrants (the "Warrants") to purchase an aggregate of 13,600,000 shares of common stock of the Company. The Debentures accrue interest at a rate of 15% per annum and we issued to Palisades Master Fund LP a face amount of $4,500,000 in Debentures and warrants to purchase an aggregate of 7,200,000 shares of common stock pursuant to the first closing which occurred on March 31, 2006. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

     The Company paid investment banking fees of $405,000 in connection with the loan (or financing).


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

The following exhibits are filed herewith:

10.1 Employment Agreement dated as of February 1, 2006, by and between the Company and Doug Cole.
10.2 Employment Agreement dated as of February 1, 2006, by and between the Company and Patrick Quinn.
31.1      Certification of the Company's Chief Executive Officer.
31.2      Certification of the Company's President and Chief Financial
          Officer.
32.1      Certification of the Company's Chief Executive Officer.
32.2      Certification of the Company's President and Chief Financial
          Officer.





                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TRINITY LEARNING CORPORATION


May  22, 2006                 By:  /S/ DENNIS J. CAGAN
                              ------------------------------
                              Dennis J. Cagan
                              Chief Executive Officer


May 22, 2006                  By:/S/ Patrick R. Quinn
                              ------------------------------
                              Patrick R. Quinn
                              Chief Financial Officer












