Form 10KSB
period 2006-06-30
TWL CORP
filed 2006-11-13
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended  June 30, 2006
                                            ---------------

                         Commission File No. 0-8924
                                            --------

                              TWL Corporation
               ---------------------------------------------
               (Name of small business issuer in its charter)

          Utah                                              73-0981865
-------------------------------                         -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  4101 International Parkway
        Carrollton, Texas                                           75007
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


          Issuer's telephone number (972) 309-4000
                                    --------------

          Securities registered under Section 12(b) of the Act: None
                                                                ----

          Securities registered under Section 12(g) of the Act:
          Common Stock, No Par Value
          --------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]
    ---        ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     State issuer's revenues for its most recent fiscal year, $25,790,468

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of October 6, 2006 was $862,660.

     As of October 9, 2006, the issuer had 43,415,513 outstanding shares of Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE: NONE

 Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                             TABLE OF CONTENTS

                                                                      Page
                                                                     ------
PART I

     Item 1.   Description of Business . . . . . . . . . . . . . . . . . .3
     Item 2.   Description of Property . . . . . . . . . . . . . . . . . 24
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 25
     Item 4.   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . . . . . . 25

PART II

     Item 5.   Market for Common Equity and Related Stockholder
               Matters . . . . . . . . . . . . . . . . . . . . . . . . . 26
     Item 6.   Management's Discussion and Analysis or Plan of
               Operation . . . . . . . . . . . . . . . . . . . . . . . . 29
     Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . 36
     Item 8.   Controls and Procedures . . . . . . . . . . . . . . . . . 80
     Item 8A.  Other Information . . . . . . . . . . . . . . . . . . . . 81


PART III

     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance With Section 16(a)
               of the Exchange Act . . . . . . . . . . . . . . . . . . . 81
     Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . 84
     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . . 87
     Item 12.  Certain Relationship and Related Transactions . . . . . . 91
     Item 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . 92
     Item 14.  Principal Accountant Fees and Services. . . . . . . . . . 93

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 95

                                  2 of 95

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY

     We were incorporated on April 14, 1975 in Oklahoma under the name U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company. In 1989, we changed our name to Habersham Energy Company. Historically, the company was engaged in the business of acquiring and producing oil and gas properties, but did not have any business activity from 1995 to 2002. Subsequent to our reorganization in 2002, we changed our corporate domicile to Utah, amended our capital structure and changed our name to Trinity Companies Inc. In March 2003, our name was changed to Trinity Learning Corporation. On September 29, 2006, we changed our name to TWL Corporation.

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

     Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity Learning," or the "Company."

RECENT DEVELOPMENTS

PRIVATE FINANCING TRANSACTION IN MARCH OF 2006
----------------------------------------------

On March 31, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited investor (the "Investor") for the issuance of an aggregate of $4,500,000 in face amount of 15% Senior Secured Convertible Debentures (the Debentures") maturing March 31, 2010, and four year warrants (the "Warrants") to purchase an aggregate of 7,200,000 shares of common stock of the Company, exercisable into shares of the Company's common stock at $0.21 per share. The Debentures accrue interest at a rate of 15% per annum.

The Debentures are convertible into shares of the Company's common stock at a price equal to $0.25 per share. The Company is obligated to pay $187,500 as the monthly redemption amount of the Debentures on the first of every month, beginning on March 31, 2008, which payment can be made in cash or in common stock of the Company. The Company's obligation to repay Debentures is secured by all of its assets, and the assets of its wholly owned subsidiary, TWL Knowledge Group (the "Subsidiary"). In addition, the Company's Subsidiary entered into a Subsidiary Guarantee with the investors on March 31, 2006 pursuant to which the Subsidiary agreed to guarantee the Company's repayment of the Debentures to the investors.

The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors' position.

                                  3 of 95

The investors have agreed to restrict their ability to convert their debentures or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion of the Debentures does not exceed 4.99% or exercise of the Warrants does not exceed 9.99% of the then issued and outstanding shares of common stock.

Pursuant to the requirements of the Registration Rights Agreement, dated March 31, 2006, we are required to register, are registering and are offering the shares of common stock issuable upon conversion of the Debentures and the Warrants in this Registration Statement.

As of the date of this Annual Report, we do not know when we will receive, if at all, the additional $4.0 million in financing from the Investor under the Agreement.

PRIVATE FINANCING TRANSACTION IN AUGUST OF 2006
-----------------------------------------------

On August 31, 2006 (the "Closing Date"), we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which sold and issued to Laurus the Following securities:

- A secured three-year term note (the "Secured Note") with a principal amount of $2,500,000 (the "Secured Note Amount"), which matures on August 31, 2009 (the "Maturity Date");

- A secured three-year revolving note with a principal amount of $5,000,000 (the "Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the "Notes"); and

- 1,500,000 shares (the "Shares") of preferred stock (the "Preferred Stock"), of the Company, which is redeemable by the Company at a price of $0.10 per share (the "Set Price") at any time until August 31, 2011, and may be converted by Laurus at any time into common stock, no par value per share (the "Common Stock"), of the Company at the Set Price.

Of the Secured Note, net proceeds of $2,173,000 were received by us on the Closing Date, and were deposited in a restricted account with Col Taylor Bank as security for the total loan amount and for use by us to make acquisitions as approved by Laurus.

The Notes are secured by a blanket lien on all of the Company's assets, the assets of the Company's subsidiaries and the cash held in the restricted account at Cole Taylor Bank.

The principal amount of the Secured Note carries an interest rate of prime plus three percent (the "Secured Note Rate"), subject to adjustment, and we must make monthly amortizing payments of $42,500, commencing January 1, 2007 and with said monthly amortizing payments increasing to $62,500 commencing on January 1, 2008, toward the outstanding non-restricted principal amount. Furthermore, the Secured Note Rate shall not at any time be less than nine percent (9.0%). The Company may prepay the Secured Note at any time as set forth in the Secured Note.

The principal amount of the Revolving Note carries an interest rate of prime plus two percent (the "Revolving Note Rate"), subject to adjustment, and we must make said monthly interest payments, payable in arrears, commencing September 1, 2006. Furthermore, the Revolving Note Rate shall not at any time be less than nine percent (9.0%). The Company may prepay the May 2006 Revolving Note at any time without penalty.

In consideration of the foregoing, Laurus has agreed to a "lock-up provision" period of no less than twelve (12) months from the Closing Date.

The Shares of Preferred Stock are convertible into shares of our common stock at a price of $0.10 per share, subject to anti-dilution adjustments. Laurus has contractually agreed to restrict its ability to convert the Shares of Preferred Stock and receive shares of the Company's Common Stock such that the number of shares of the Company common stock held by it after such exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

                                  4 of 95

We also have granted Laurus a right of first refusal with respect to any debt or equity financings, with such restriction being in effect for no longer then 2 years after the Closing Date.

We are also obligated to file a registration statement registering the resale of shares of the Common Stock issuable upon the conversion of the Shares. We are not registering for resale in this Registration Statement any Common Stock issuable upon the conversion of the Shares. If the registration statement is not filed within 60 days of Closing Date, or declared effective within 180 days of Closing Date, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

AMENDMENT TO MARCH 2006 FINANCING
---------------------------------

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company's loan in the amount of $7,000,000 to Laurus (the "Subordination"). Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006. As consideration for the waiver, the Company agreed to issue Palisades 1,000,000 shares of Preferred Stock having a 7% coupon which is convertible into Common Stock at $0.10 per share (the "Palisades Preferred Stock") and lower the conversion price for the debentures dated March 31, 2006 issued to Palisades to $0.10. The Palisades Preferred Stock shall pay the 7% coupon semi-annually. Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).

We also agreed to file a registration statement registering the resale of the shares issuable upon the conversion of the Palisades Preferred Stock no later than 210 days after the Palisades Closing Date (as defined below). We further agreed to issue an additional 82,800,000 warrants to Palisades (the "Additional Warrants") as consideration for the waiver, such that Palisades would have the right to substitute the Additional Warrants for Preferred Stock of the Company under similar terms and conditions as any Preferred Stock that would be issued to Laurus, predicated upon the Company agreeing to a financing agreement with Laurus on or before August 31, 2006.

On July 31, 2006 (the "Palisades Closing Date"), the Company entered into a subsequent Letter Agreement with Palisades (the "Letter Agreement #2") whereby Palisades and the Company agreed to modify the Letter Agreement #1, such that Palisades would subordinate its security interest in all of the assets of the Company and its subsidiaries to Laurus. As consideration for the Waiver, the Subordination and Palisades' agreement to surrender the 7,200,000 warrants issued in connection with the March 2006 Financing and in lieu of the Company issuing the additional 82,800,000 warrants as agreed to pursuant Letter Agreement #1, the Company agreed to issue to Palisades an additional 1,800,000 shares of Preferred Stock with the terms as set forth above.

APPOINTMENT OF DENNIS J. CAGAN AND PATRICK R. QUINN
---------------------------------------------------

On July 24, 2006 the Company's Board of Directors approved the appointment of Dennis Cagan to serve as the permanent President and Chief Executive Officer of the Company, and for such appointment to be effective upon the closing of the Laurus Master Fund, Ltd. financing transaction (the "Financing Transaction") which closed on August 31, 2006. Mr. Cagan was previously serving as interim President and CEO of the Company. In addition, the Company entered into a fulltime employment agreement (the "Agreement") with Mr. Cagan, dated as September 1, 2006. For more information on the terms of the Agreement, see section "Executive Compensation."

                                  5 of 95

On September 1, 2006 the Board of Directors appointed Patrick Quinn, the Company's Chief Financial Officer, to also serve as the Chief Operating Officer of the Company, and for such appointment to be effective upon the closing of the Financing Transaction.

APPOINTMENT OF DAVID B. BATSTONE
--------------------------------

On September 13, 2006, the Company's Board of Directors approved the appointment of David B. Batstone as a director of the Company. For more information on David B. Batstone, see section "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

SPECIAL SHAREHOLDER MEETING HELD ON SEPTEMBER 26, 2006
------------------------------------------------------

On September 26, 2006, the Company held a Special Shareholders meeting, for the Company's shareholders of record as of August 11, 2006 (the "Record Date"), as was previously disclosed by the Company in its Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006. During the meeting, the affirmative vote of the Company's shareholders holding the majority of the Company's outstanding shares as of the Record Date approved the following proposals:

1. Amending the Company's Articles of Incorporation to change the name of the Company from Trinity Learning Corporation to TWL Corporation; and

2. Amending the Company's Articles of Incorporation to increase the authorized number of common stock from 100,000,000 shares to 750,000,000 shares.

CHANGES TO THE ARTICLES OF INCORPORATION OF THE COMPANY
--------------------------------------------------------

On September 29, 2006, the Company filed Articles of Amendment ("Articles") with the Secretary of State of the State of Utah, effective as of equal date, to effect a name change of the Company from Trinity Learning Corporation to TWL Corporation and to increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares.

In addition the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware, effective as of September 12, 2006, to effect a name change of its subsidiary Trinity Workplace Learning
Corporation to TWL Knowledge Group.

GENERAL

We are a publicly held global learning company, with geographic locations in the United States, Australia and Europe, that specializes in providing technology-enabled learning and certification solutions for corporations, organizations and individuals in multiple global industries. Historically, we have focused our marketing on medium to large businesses and organizations that wish to provide workplace training and certification to their employees in a cost effective and efficient manner.
In addition to internal growth through business development and expansion of sales and marketing in existing operations, we have pursued a strategy of acquiring and integrating other operating companies with established customer bases in strategic markets and industry segments. Today, target acquisition candidates typically are expected to meet one or more of these criteria:

     -    core operations in the United States

     -    prime customer relationships in North America

     - international sales channels through agents, partners, or sales offices

     - content that can be leveraged by the Company's state-of-the-art production and communication facility in Carrollton, Texas

                                  6 of 95

TWL KNOWLEDGE GROUP, INC.

In April, 2005, we completed the acquisition of the key operating assets of the Primedia Workplace Learning division ("PWPL") of PRIMEDIA, Inc., including PWPL' s content libraries, trademarks, brands, intellectual property, databases and physical assets. Also included was a 200,000 square foot state-of-the-art workplace learning content production and delivery facility which we lease in Carrollton, Texas, which is used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire and emergency, government, law enforcement and private security markets. We operate the acquired assets as a wholly-owned subsidiary under the name TWL Knowledge Group, Inc. ("TWLK").

The content library is used by over 7,000 clients to train, educate and certify employees in the areas of state and federal regulatory compliance, ongoing job certification, continuing education, risk mitigation and in-service education. In addition to its traditional delivery capabilities such as VHS, DVD, CD-ROM, Internet and print, the PWPL acquisition makes the Company a provider of satellite-delivered learning content. The satellite network consists of seven channels that are spread over three key areas: healthcare, government and industrial. These satellite channels have long-established and well-respected brand names in their respective industries.

The division, subsequently renamed the TWL Knowledge Group, Inc. serves as our primary content creation, marketing and delivery platform. With a comprehensive video production and distribution platform, including satellite uplinks and downlinks, plus live and archived Internet broadcasting capabilities, we have the ability to reach customers and learners around the world from one central facility. Currently not one customer comprises more than 4% of our total revenues, and we have more than 2,000 active customers.

TWLK has three key areas of focus:

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

     - INDUSTRIAL SERVICES GROUP. The Industrial Services Group ("ISG") offers comprehensive training to the industrial sector and services some of the largest companies in the United States, including Global 1000 and Fortune 500 clients. Training in the industrial segment is increasingly driven by customer mandates for improved skills as well as for regulatory compliance. Approximately 10-15% of its revenue is subscription based with contracts ranging from one to three years. The remaining sales are single-event transactions. ISG provides its library of more than 2,000 training courses to its target market primarily through VHS tapes and CD formats. ISG's commitment to online offerings has positioned the group to transition from product sales to a subscription model. ISG supplements all these channels with associated print material.

                                  7 of 95

KEY BENEFITS OF THE COMBINED OPERATIONS

As a result of the PWPL acquisition, the combination of the Company and TWLK provides a number of key benefits:

     - Approximately 210 full-time workplace learning professionals, including content development, instructional design, training services, marketing, video production, satellite communications, Internet and IT and administration. We have an expanded accounting and finance group that should enhance our financial controls, cash management, SEC reporting, and Sarbanes-Oxley compliance.

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

     - A state-of-the-art 200,000 square foot office and production leased facility (approximately 20 minutes from Dallas-Fort Worth), built and equipped at a cost estimated at over $30 million in 1996, including production studios, satellite uplinks and downlinks. We now have an extensive information technology infrastructure, including The Academy, which is a proprietary database for tracking learners, courses and certifications. We believe that because an individual's training and certification information resides within The Academy and is not owned by the employer, additional revenue could be generated as employees change jobs and require re-certification. The building also houses a replication and fulfillment center for in-house, on-demand creation of VHS tapes, CDs and DVDs, which enables us to leverage content development across all customer-driven delivery media.

     - A full-time customer service center that monitors and services the TWLK client base, including providing professional services and customized solutions. The support group also makes outbound customer calls to generate sales leads as well as take incoming customer calls.

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

                                  8 of 95

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

The advent of computer and Internet technology has also presented new approaches for teaching and training employees. Over the past two decades, educational research has shown that individuals learn in different ways and that no one method of teaching or training is optimal across all types of content or desired educational outcomes. Educational research has shown that a blended learning approach is generally more successful for the retention of new learning. Within the overall global learning market, there are a variety of instructional methods that can be utilized to train workers. These methods include:
                                  9 of 95

     - Classroom instruction at a school, the employer's facility or at an off-site facility

     -    Computer-based training and simulation
          Distance education, utilizing printed materials or digital materials

     -    Online or e-learning, either instructor-mediated or self-paced

     - Hands-on training with machines or devices, either in the workplace or at a remote facility

STRATEGY

Our goal is to become a leader in the global learning industry and to create one of the first global brands that integrate products and services for workplace learning, education and personal growth markets. Key aspects of our strategy are:

     - CROSS SELLING OF EXISTING CONTENT. We believe that there is significant customer overlap among its HCG, GSC and ISG industry verticals, With over 21,000 titles, we believe that there are significant cross- and up-selling opportunities in the combined Company and are refocusing our sales force to realize these synergies.

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

     - CONTINUE FOCUS ON COST SAVINGS. We have implemented an extensive cost savings initiative, which we expect to realize upon in the next several quarters. This cost-savings initiative includes:

          -    Headcount reduction in non-core areas;

          - Re-allocation of internal production staff to eliminate or reduce freelancers; and

          - Elimination of duplicate overhead, such as office space and back office employees

     - INCREASED CAPACITY UTILIZATION. TWLK's production facility has additional unutilized capacity. We are in the process of increasing capacity utilization by one or more of the following: subleasing unused office space, finding additional third-party clients for video production facilities and identifying clients to share our satellite service capacity.

     - INTEGRATION. TWLK now represents substantially all of our assets and operations. We continue to operate our other subsidiaries in the United States and in international markets, with the intent of integrating operations, sales and marketing into TWLK. In cases where integration is not feasible or cost effective, we anticipate that we will either (a) continue to operate certain subsidiaries as we have done in the past, (b) seek partnerships and alliances and other strategic relationships, or (c) divest or reduce our ownership in selective non-core assets and operations.

     - INCREASE INVESTOR AWARENESS. We intend to apply for a NASDAQ Small-Cap or AMEX listing as soon as it meets the listing requirements.

                                  10 of 95

SUBSIDIARIES

We currently have three wholly owned operating subsidiaries: TWL Knowledge Group, Inc., River Murray Training, and VILPAS. Subsequent to the end of our fiscal year ended June 30, 2006 we divested our ownership in IRCA (Proprietary) Limited, previously a 51% subsidiary, and 51% interest in the operations of Riverbend.

TWL KNOWLEDGE GROUP

As of April 1, 2005, we entered into and closed an asset purchase agreement (the "Asset Purchase Agreement") with PRIMEDIA Inc. and two PRIMEDIA affiliates (collectively, "PRIMEDIA"), whereby PRIMEDIA sold to the Company certain assets related to its PWPL division. The assets comprised those relating to PWPL's HCG, GSC, ISG, Shared Services Group, and all other assets of PWPL, including all of the assets of PRIMEDIA Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business (such acquired assets referred to collectively hereinafter as the "Business"). These assets are comprised of content libraries, trademarks, brands, intellectual property, databases, and physical assets. Included in the sale are certain video production and distribution capabilities used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire & emergency, government, law enforcement and private security markets currently served by PWPL.

In consideration for the Business, we assumed certain liabilities of PRIMEDIA relating to the Business, in part consisting of (i) a lease for the building in Carrollton, Texas where our current headquarters are located, through February 2014 for total scheduled lease payments of $20,051,302, and (ii) deferred revenue in the amount of $4,700,000 that we assumed at purchase (the "Assumed Liabilities"), in an aggregate amount estimated at the time of closing to be between $26 and $28 million.

The purchase price for the Business was subject to a working capital adjustment whereby the purchase price for the assets would have either been reduced or increased on a dollar-for-dollar basis to the extent that certain elements of the working capital deficit of the Business as of April 1, 2005 were determined within 90 days of such date to be either, respectively, less than or greater than $4,000,000. As of June 30, 2006, no such working capital adjustments have been made.

In connection with the transactions contemplated by the Purchase Agreement, SBI USA LCC, a California limited liability company ("SBI"), agreed to guarantee the performance by the Company of certain leases comprising part of the Assumed Liabilities. In consideration for such guarantee (the "Guarantee"), we entered into an agreement with SBI dated April 1, 2005 (the "SBI Agreement") pursuant to which we agreed, among other things, to issue to SBI an aggregate of 4,000,000 shares of the Company's common stock (which stock will carry piggyback registration rights) (the "SBI Shares"), to reimburse SBI for any expenses incurred by it in connection with the granting of the Guarantee, to grant SBI the right to appoint an observer to the Company's Board of Directors, plus expenses, and to indemnify SBI for any liabilities that might accrue to it pursuant to the Guarantee.

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

                                  11 of 95

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

          - 90,000 reduction of licensing fees paid for learning management system;

          - Bonus and legal fee accruals by PWPL, that are no longer payable, of $212,000 and $100,000.

TOUCHVISION

TouchVision specializes in web-based software products that are designed to be deployed on external and internal websites, a network of self-service stations, or stand-alone terminals. This hardware independence means the software can be accessed with a wide variety of end-user devices: web browser stations, wireless tablets and personal digital assistants (PDA's), kiosks, or computers. The addition of TouchVision provides other Trinity Learning companies with the potential to incorporate new software and hardware technology and delivery platforms into their core learning products. Currently, this division is dormant and will likely be liquidated.

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

In aggregate, as of March 31, 2006, the Company derived the following respective percentage of revenues by geographic region: United States
96.5%, Australia - 1.7% and Europe   1.8%.

                                  12 of 95

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

                                  13 of 95

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

EMPLOYEES

As of September 30, 2006, we had approximately 210 full time employees located in California, Texas, Mississippi, South Carolina, Tennessee, Virginia, Australia, and Norway.


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

WE HAVE INCURRED SIGNIFICANT LOSSES TO DATE AND EXPECT TO CONTINUE TO INCUR LOSSES.

During the fiscal years ended June 30, 2006 and 2005 we incurred net losses of approximately $21,779,617 and $15,614,043, respectively. As of June 30, 2006 we had an accumulated deficit of approximately $60,045,635. We expect to continue to incur losses for at least the next 6 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.



                                  14 of 95

OUR AUDITORS HAVE ISSUED AN OPINION OF A SUBSTANTIAL DOUBT AS TO THE GOING CONCERN OF THE COMPANY WHICH MAY MAKE IT MORE DIFFICULT FOR US TO RAISE CAPITAL.

Our auditors have included a substantial going concern in their opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us. Based on our current cash balance and in light of the recent financing agreement entered into with Laurus in August 2006, we will not be able to sustain operations beyond the next 6 months without additional funding. Furthermore, other than the Laurus financing, we currently have no arrangements in place or contemplated to secure such additional funding.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, WE MAY HAVE TO REDUCE OUR BUSINESS OPERATIONS.

Although we have entered into securities purchase agreements providing financing in an aggregate amount of $12.0 million, we will likely be required to raise additional financing. We anticipate, based on currently proposed plans and assumptions relating to our business, that we will require approximately $4 million to satisfy our operations and capital requirements for the next 12 months. Therefore, if our marketing campaign is not successful in promoting sales of our products, we will be required to seek additional financing. We will also require additional financing to expand into other markets and further develop our products and services. With the exception of the financing in an aggregate amount of $12.0 million described in "Recent Developments" section of Prospectus Summary, we have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR BUSINESS STRATEGY IS BASED ON SUSTAINING AND GROWING OUR EXISTING
COMPANIES.

Our growth strategy includes integrating our recent acquisition and building a world-wide learning technology company. Acquisitions involve various inherent risks, such as:

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

                                  15 of 95

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

OUR  BUSINESS  MIGHT  NEVER  BECOME  PROFITABLE.

We have never been profitable. As of June 30, 2006 we have a substantial accumulated deficit in the amount of $60,045,635, and we expect our cumulative net losses and cumulative negative cash flow to continue until we can increase our revenues and/or reduce our costs. Long-term demand for our service will depend upon, among other things, whether we obtain and produce high quality programming consistent with consumers' tastes; the willingness of consumers to pay for our products and services; the cost and availability of our leased satellites; our marketing and pricing strategy; and the marketing and pricing strategy of our competitors. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

FAILURE OF OUR LEASED SATELLITES WOULD SIGNIFICANTLY DAMAGE OUR BUSINESS.

We lease one satellite for use in our TWLK business and currently derive approximately 30% of our revenues from satellite customers. Satellites are subject to a number of risks including: degradation and durability of solar panels, quality of construction; random failure of satellite components, which could result in significant damage to or loss of a satellite; amount of fuel satellites consume; and damage or destruction by electrostatic storms or collisions with other objects in space, which occur only in rare cases. In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. These failures and anomalies are expected to continue in the ordinary course, and it is impossible to predict if any of these future events will have a material adverse effect on our operations. The loss of our satellite transmission capabilities would have a significant impact on our business. To date we have not experienced any of the above referenced problems.

OUR NATIONAL BROADCAST STUDIO, TERRESTRIAL REPEATER NETWORK, SATELLITE UPLINK FACILITY OR OTHER GROUND FACILITIES COULD BE DAMAGED BY NATURAL CATASTROPHES OR TERRORIST ACTIVITIES.

Our national broadcast studios are located in our leased corporate offices in Carrollton, Texas. An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our national broadcast studio, terrestrial repeater network or satellite uplink facility, interrupt our service and harm our business. We do not have replacement or redundant facilities that can be used to assume the functions of our terrestrial repeater network, national broadcast studio or satellite uplink facility in the event of a catastrophic event. Any damage to the satellite that transmits to our terrestrial repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in certain areas. Damage to our national broadcast studio would restrict our programming production and require us to obtain programming from third parties to continue our service. Damage to our satellite uplink facility could result in a complete loss of service until we could identify a suitable replacement facility and transfer our operations to that site. To date we have not experienced any of the above referenced problems.

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL
STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 17.41% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

                                  16 of 95


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

WE FACE SIGNIFICANT COMPETITION FROM OTHER COMPANIES AND CHANGING
TECHNOLOGIES.

The education marketplace is fragmented yet highly competitive and rapidly evolving, and is expected to continue to undergo significant and rapid technological change. Other companies may develop products and services and technologies superior to our services, which may result in our services becoming less competitive. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources, as well as having a larger market presence than we do and represent significant long-term competition. In the event that such a competitor is able to significantly improve the education marketplace we may not be able to compete successfully in such markets. We believe that competition will continue to increase, resulting in the market pressure to develop and undertake similar or superior technological advances. Such pressure could adversely affect our pricing, gross margins and our ability to compete if we are not able to undergo similar significant and rapid technological changes commensurate with such competition. Our future growth depends on successful hiring and retention, particularly with respect to sales, marketing and development personnel, and we may be unable to hire and retain the experienced professionals we need to succeed. However, there can be no assurance that our assessment of the market place is correct, or that our products and services will be accepted now or in the future.

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

                                  17 of 95


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

LAWS AND REGULATIONS CAN AFFECT OUR OPERATIONS AND MAY LIMIT OUR ABILITY TO OPERATE IN CERTAIN JURISDICTIONS.

Providers of educational programs to the public must comply with many laws and regulations of federal, state and international governments. We believe that we and our operating subsidiaries are in substantial compliance with all laws and regulations applicable to our learning business in the various jurisdictions in which we and our subsidiaries operate. However, laws and regulations in the various jurisdictions in which our subsidiaries operate that target educational providers could affect our operations in the future and could limit the ability of our subsidiaries to obtain authorization to operate in certain jurisdictions. If we or various of our subsidiaries had to comply with, or was found in violation of, a jurisdiction's current or future licensing or regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties; we could also be barred from providing educational services in that jurisdiction. In addition, laws and regulatory decisions in many areas other than education could also adversely affect our operations. Complying with current or future legal requirements could have a material adverse effect on our operating results and stock price.
                                  18 of 95


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

RISKS RELATED TO OUR BUSINESS IN AUSTRALIA AND EUROPE

We derive 1% of our revenues from our operations in Australia, and 1% of our revenues from our operations in Europe. Accordingly, our results of operations and prospects are subject, to some extent, to the economic, political and legal developments in Australia and Europe.

While Australia's and Europe's economies have experienced growth in the past several years, growth has been uneven, both geographically and among various sectors of the economy. The Australian and European Union government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of Australia and Europe, but may also have a negative effect on us. Furthermore, trends, developments and enforcement of conflicts between the United States and the European Union as monitored by the World Trade Organization may have significant ramifications on our operations in countries who are members of the European Union. For example, our operating results and financial condition may be adversely affected by the government's potential control over capital and technological investments or changes in tax regulations. In the future, the Australian and European government may play a significant role in regulating education marketplace development by imposing various policies. It could also exercise significant control over Australia's and Europe's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

FLUCTUATION OF THE AUSTRALIAN DOLLAR OR THE EURO MAY INDIRECTLY AFFECT OUR FINANCIAL CONDITION BY AFFECTING THE VOLUME OF CROSS-BORDER MONEY FLOW.

The value of the Australian Dollar and the Euro fluctuates and is subject to changes in political and economic conditions in Australia and Europe. The conversion of the Australian Dollar or the Euro into foreign currencies, including United States dollars, is further subject to rates as set by the Australian National bank or its European Union equivalent, the foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of October 3, 2006, the exchange rate between the Australian Dollar and the United States dollar was 1.34 Australian Dollars to every one United States dollar, and the exchange rate between the Euro and the United States dollar was 0.78 Euros to every one United States dollar. Accordingly, fluctuation of the Australian Dollar or the Euro may indirectly affect our financial condition by affecting the volume of cross-border money flow.

                                  19 of 95

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN AUSTRALIA AND EUROPE.

Australia and certain countries in the European Union where the Company operates historically have adopted the Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. However, if these conditions or practices change, we may have difficulty in hiring, training and retaining a sufficient number of qualified employees to work in Australia, Norway, and/or Europe. As a result of this risk, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet newly adopted standards. To date we have not experienced any of the above referenced problems.

WE ARE AUTHORIZED TO ISSUE "BLANK CHECK" PREFERRED STOCK WHICH, IF ISSUED WITHOUT STOCKHOLDERS APPROVAL, MAY ADVERSELY AFFECT THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors, of which we have currently designated and issued 4,300,000 shares. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of our stockholders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

THE AVAILABILITY OF A LARGE NUMBER OF AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK MAY, UPON THEIR ISSUANCE, LEAD TO DILUTION OF EXISTING STOCKHOLDERS.

We are authorized to issue 750,000,000 shares of common stock, of which as of October 9, 2006, 43,415,513 shares were issued and outstanding. In connection with the financing arrangement that we entered into in March and August of 2006, we also have outstanding senior secured convertible debentures that may be converted into up to 45,000,000 shares of common stock at a fixed conversion price of $0.10, outstanding Series A convertible preferred stock that may be converted into up to 43,000,000 shares of common stock and warrants to purchase up to 28,354,157 shares of common stock. Assuming conversion and exercise of these instruments, we will be left with more than 585,000,000 authorized shares of common stock that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:
---------------------------------------------------

THERE  ARE  A  LARGE  NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE
DEBENTURES DUE MARCH 31, 2010, WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND OUTSTANDING SERIES A CONVERTIBLE PREFERRED STOCK AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of October 9, 2006, we had 43,415,513 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into in March and August of 2006, we also have outstanding senior secured convertible notes or that may be converted into up to 45,000,000 shares of common stock at a fixed conversion price of $0.10, outstanding warrants to purchase 28,354,157 shares of common stock, and outstanding Series A convertible preferred stock that may be converted into up to 43,000,000 shares of common stock. Upon effectiveness of the registration statement of which this prospectus forms a part, all including up to 45,000,000 shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.
                                  20 of 95


IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

On March 31, 2006, we entered into a Securities Purchase Agreement for the sale of an aggregate of $4,500,000 in principal amount of secured convertible debentures. The secured convertible notes are due and payable, with 15% interest, four years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, or our failure to timely file a registration statement or have such registration statement declared effective, could require the early repayment of the secured convertible debentures, including a default interest rate of 18% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. At the present moment, we do not anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible debentures, as the fixed conversion price of the convertible debentures is $0.25 and exceeds our current market price as quoted on the OTC Bulletin Board. However, if we are required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

BEGINNING MARCH 31, 2008, WE MUST REPAY 1/24TH OF THE FACE AMOUNT OF OUR DEBENTURES ON A MONTHLY BASIS, AND HAVING THE ABILITY TO MAKE THIS PAYMENT IN CASH OR IN STOCK BASED UPON A 20% DISCOUNT FROM THE MARKET PRICE AT THE TIME OF REPAYMENT, THE REPAYMENT IN SHARES OF THE PRINCIPAL AND INTEREST ON THE DEBENTURES MAY RESULT IN SUBSTANTIAL DILUTION TO THE INTERESTS OF OUR OTHER HOLDERS OF COMMON STOCK AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

As of October 9, 2006, we had 43,415,513 shares of common stock issued and outstanding. In connection with the financing arrangement that we entered into with Palisades in March 2006 and pursuant to the Letter Agreement #1, we also have outstanding secured convertible debentures that may be converted into an estimated 45,000,000 shares of common stock at the fixed conversion price of $0.10 per share. In addition, beginning March 31, 2008, we must repay 1/24th of the face amount of our debentures on a monthly basis, and we may have the ability to make this payment in cash or in stock based upon a 20% discount from the market price at the time of repayment, the repayment in shares of the principal and interest on the debentures may result in substantial dilution to the interests of our other holders of common stock and the sale of these shares may depress the market price of our common stock and cause dilution to our existing stockholders. However, our ability to repay the debentures and any interest on the debentures is limited to the existence of an effective Registration Statement pursuant to which Palisades would be permitted to utilize this Registration Statement to resell all of the shares issuable pursuant to the financing documents entered into with Palisades.

The variable repayment price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. If we elect to repay the debentures and interest in shares, the number of shares we will be required to issue upon repayment of the debentures will increase if the market price of our stock decreases.

Using the closing bid price of $0.09 of our common stock on October 3, 2006, assuming full repayment of the principal and interest of the $4,500,000 in principal amount of convertible debentures in shares of our common stock, and based upon a 20% discount from the market price at the time of repayment of our debentures and 10% discount from the market price at the time of the interest payment, we would be required to issue 62,500,000 shares of common stock for the repayment of debentures,

                                  21 of 95

8,680,556 share for the repayment of interest, for an aggregate total of 71,180,556 or 163.95% of the 43,415,513 shares of common stock issued and outstanding on October 9, 2006,. However, due to the floating repayment rates, we do not know the exact number of shares that we could issue upon repayment of the principal and interest on the debentures.

The following is an example of the amount of shares of our common stock issuable upon repayment of 1/24th of the $4,500,000 principal amount of convertible debentures or $187,500 on a monthly basis, plus accrued interest at 15% per annum over four years, based on market prices assumed to be 25%, 50% and 75% below the closing bid price on October 3, 2006 of $0.09:

Repayment of Debentures
------------------------

-------------------------------------------------------------------------------------
                               PRICE            WITH          NUMBER
% BELOW MARKET             PER SHARE    20% DISCOUNT       OF SHARES      PERCENTAGE*
-------------------------------------------------------------------------------------
     25%                     $0.0675          $0.054      83,333,333          191.94%
-------------------------------------------------------------------------------------
     50%                     $0.045           $0.036     125,000,000          287.92%
-------------------------------------------------------------------------------------
     75%                     $0.0225          $0.018     250,000,000          575.83%
-------------------------------------------------------------------------------------

* Based upon 43,415,513 shares of common stock outstanding as of October 9, 2006. The convertible debentures contain provisions that limit the stockownership of the holder of those debentures to 4.99%. Nevertheless, the percentages set forth in the table reflect the percentage of shares that may be issued to the holder in the aggregate.

As illustrated, the number of shares of common stock issuable in connection with the conversion of the repayment of the debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE LARGE NUMBER OF SHARES ISSUABLE UPON CONVERSION OF THE REAPAYMENT OF THE CONVERTIBLE DEBENTURES MAY RESULT IN A CHANGE OF CONTROL.

As there is no limit on the number of shares that may be issued upon conversion of the repayment amounts of the convertible debentures, these issuances may result in the holder of the debentures controlling us. It may be able to exert substantial influence over all matters submitted to a vote of the shareholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which our shareholder, may view favorably.

THE LOWER THE STOCK PRICE, THE GREATER THE NUMBER OF SHARES COULD BE ISSUED PURSUANT TO THE CONVERSION OF THE REPAYMENT AMOUNTS UNDER THE CONVERTIBLE DEBENTURES.

The number of shares that could be issued upon conversion of the repayment amounts scheduled under the convertible debentures is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that holder of those shares will and may attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

                                  22 of 95

THE ISSUANCE OF OUR STOCK UPON CONVERSION OF THE CONVERTIBLE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE.

The convertible debentures have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares issued upon conversion and placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock. The opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline.

WE ARE OBLIGATED TO PAY LIQUIDATED DAMAGES AS A RESULT OF OUR FAILURE TO HAVE THIS REGISTRATION STATEMENT DECLARED EFFECTIVE PRIOR TO JULY 31, 2006, AND THE PAYMENT OF LIQUIDATED DAMAGES WILL EITHER RESULT IN DEPLETING OUR WORKING CAPITAL OR ISSUANCE OF SHARES OF COMMON STOCK WHICH WOULD CAUSE DILUTION TO OUR EXISTING SHAREHOLDERS.

Pursuant to the terms of our registration rights agreement entered into in connection with our securities purchase agreement dated March 31, 2005, if we do not have a registration statement registering the shares underlying the senior secured convertible debentures and warrants declared effective on or before July 31, 2006, we are obligated to pay liquidated damages in the amount of 1.5% per month of the face amount of the issued and outstanding senior secured convertible debentures outstanding, which equals $67,500, until the registration statement is declared effective, subject to an overall limit of up to 15 months of partial liquidated damages. Palisades subsequently waived all liquidated damages and defaults related to our failure to have the registration statement declared effective by that date pursuant to the Letter Agreement entered into with Palisades dated July 27, 2006, provided that the registration statement is declared effective by September 27, 2006 (subject to a possible 30 day extension if the Securities and Exchange Commission issues comments on the registration statement). These liquidated damages must be paid in cash. If we have to pay the liquidated damages, we would be required to use our limited working capital and potentially raise additional funds.

RISKS RELATED TO OUR COMMON STOCK:
----------------------------------

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO DISPOSE OF YOUR STOCK.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "TWLP.OB" since October 13, 2006, prior to that point it was quoted on the OTC Bulletin Board under the symbol "TTYL.OB". There is a limited trading market for our common stock. For example, approximately more than one-third of the trading days during November of 2005 saw no trading in our stock at all. During that same period, the largest number of shares traded in one day was 435,000. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Since the day out stock began being quoted on the Over-The-Counter Bulletin Board on November 21, 2001 and through June 30, 2006, the market price for our common stock has ranged from $2.10 to $0.10. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the

                                  23 of 95

operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR STOCK.

We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of cash dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

USE  OF  PROCEEDS

This prospectus relates to shares of our common stock that may be offered and sold from time to time by the selling stockholders. We will not receive any proceeds from the sale of shares of common stock in this offering. We will, however, receive proceeds from the exercise, if any, from warrants to purchase 37,217,684 and options to purchase 10,628,000 shares of common stock, respectively.

ITEM 2. DESCRIPTION OF PROPERTY

Our major facilities are located in Carrollton, Texas. Premises are located on 14.79 acres of property and consist of a two story structure and parking for approximately 650 vehicles. The building is approximately seven years old and consists of 205,750 rentable square feet which we lease from an unaffiliated third party on a ten year lease with nine years remaining. The facility is used for production, warehouse and office space. The lease payment is approximately $176,000 per month. The premises are suitable for their intended uses.
                                  24 of 95


ITEM 3. LEGAL PROCEEDINGS

The Company has agreed in connection with its purchase of the Primedia Workplace Learning assets to assume the defense of certain litigation, entitled ARGUS 1 SYSTEMS CORPORATION V. PRIMEDIA WORKPLACE LEARNING L.P., ET AL., No. 04-CV-138918, District Court of Fort Bend County, Texas (the "Argus Claim"), regarding claims made by Argus 1 Systems Corporation ("Plaintiff") resulting from that certain Memorandum of Understanding, dated May 22, 2003, ("MOU") by and between Plaintiff and PRIMEDIA Workplace Learning LP, a Delaware limited partnership ("PWPL"). Plaintiff has alleged various contracts and tort claims and seeks among other things license fees, attorney fees and actual and punitive damages related to the sale of proprietary content to the Department of Homeland Security. The Primedia Workplace purchase agreement provides that the Company shall generally be responsible for paying that portion of any Recovery (as defined therein) relating to license fees, royalty fees, or other damages arising from any sales other conduct after the purchase of the Workplace assets and be responsible for the payment of all on-going license or royalty fees relating to periods thereafter. In addition, some of the cost and recoveries may be split on a 50/50 basis. The Company has not yet been named as a party to the litigation, has not engaged legal counsel for the matter, and has conducted no discovery. The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss its potential liability or legal exposure for the litigation.

In addition, the Company is a defendant in a number of lawsuits brought by its trade creditors. However, the Company believes that subsequent to its successful funding, such litigations will not have a material adverse effect on the Company. Also, the Company has the amounts in dispute accrued for in accounts payable with an additional accrual of approximately $200,000 for potential legal fees recorded in accrued expenses (see Note
6).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 26, 2006, the Company held a Special Shareholders meeting, for the Company's shareholders of record as of August 11, 2006 (the "Record Date"), as was previously disclosed by the Company in its Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006. During the meeting, the affirmative vote of the Company's shareholders holding the majority of the Company's outstanding shares as of the Record Date approved the following proposals:

     1. Amending the Company's Articles of Incorporation to change the name of the Company from Trinity Learning Corporation to TWL
     Corporation; and

     2. Amending the Company's Articles of Incorporation to increase the authorized number of common stock from 100,000,000 shares to 750,000,000 shares.

The following was the number of votes cast for, against or withheld, as wells as the number of abstentions and broker non-votes as to each of the matters below:

On the resolution to amend the Company's Articles of Incorporation to change the name of the Company from Trinity Learning Corporation to TWL Corporation,

     For:                28,492,334          votes
     Against:               106,152          votes
     Abstain:                     0          votes
     Broker Non-Votes:            0          votes

On the resolution to amend the Company's Articles of Incorporation, as amended, to increase the authorized number of common stock from 100,000,000 shares to 750,000,000 shares:

     For:                26,700,061          votes
     Against:             1,918,424          votes
     Abstain:                     0          votes
     Broker Non-Votes:            0          votes


                                  25 of 95

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
------------------
     Our common stock has been quoted on the National Association of Securities Dealers OTC Electronic Bulletin Board since December 23, 2003 under the symbol "TTYL." Prior to this date, Trinity Learning's common stock was traded on the Pink Sheets, a privately owned company headquartered in New York. Neither we nor any of our affiliated purchasers, as that term is defined in Rule 10b-18 under the Securities Exchange Act of 1934, repurchased any of our common stock during the period April 1 through June 30, 2005.

     The following table sets forth the high and low bid quotations, as provided by the OTC Bulletin Board, for our common stock as reported by NASDAQ. These prices are based on inter-dealer bid prices, without markup, markdown, commissions or adjustments and may not represent actual transactions.

Fiscal Year ending June 30, 2006:                    High           Low
---------------------------------               ------------   ------------
April 1, 2006 to June 30, 2006                  $      0.20    $      0.10
January 1, 2006 to March 31, 2006               $      0.30    $      0.14
October 1, 2005 to December 31, 2005            $      0.31    $      0.21
July 1, 2005 to September 30, 2005              $      0.31    $      0.20


Fiscal Year Ended June 30, 2005:                     High           Low
---------------------------------               ------------   ------------
April 1, 2005 to June 30, 2005                  $      0.45    $      0.22
January 1, 2005 to March 31, 2005               $      1.05    $      0.13
October 1, 2004 to December 31, 2004            $      1.50    $      0.70
July 1, 2004 to September 30, 2004              $      1.65    $      0.85


Fiscal Year Ended June 30, 2004:                     High           Low
---------------------------------               ------------   ------------
April 1, 2004 to June 30, 2004                  $      1.50    $      0.80
January 1, 2004 to March 31, 2004               $      2.50    $      1.50
October 1, 2003 to December 31, 2003            $      1.59    $      0.03
July 1, 2003 to September 30, 2003              $       N/A    $       N/A

     The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15(g)9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

                                  26 of 95

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company's common stock and may affect the ability of shareholders to sell their shares.

HOLDERS
-------

     As of November 1, 2005, we had approximately 601 shareholders of record.

DIVIDENDS
---------

     We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no material restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
-------------------------------------------------------------------

     The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as June 30, 2006.

-------------------- -------------------- --------------------  ---------------------
                                                                            Number of
                                                                 securities remaining
                     Number of securities                        available for future
                        to be issued upon     Weighted average       issuance under
                           exercise of      exercise price of      plans (excluding
                     outstanding options, outstanding options,   securities reflected
Plan category         warrants and rights  warrants and rights       in column (a)
-------------------- -------------------- --------------------  ---------------------
Equity compensation
 plans approved               14,467,000                $0.38              5,533,000
 by security holders
-------------------- -------------------- --------------------  ---------------------
Equity compensation
 plans not approved
 by security holders            None                 None                   None
-------------------- -------------------- --------------------  ---------------------
Total                         14,467,000                $0.38              5,533,000
-------------------- -------------------- --------------------  ---------------------

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     During the period February 2004 to November 2004, certain warrant holders from our 2002 Bridge Financing exercised warrants at $0.05 per share for 1,238,542 shares of our common stock.

     On  July  29,  2004,  we  issued  a  secured  convertible promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P. ("Oceanus"). In connection with the issuance of the note, we also issued to Oceanus a five-year warrant to purchase up to 125,000 shares of our common stock at a price of $1.00 per share.
                                  27 of 95
     On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $5.5 million and (ii) a five-year warrant ("Warrant") to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. The principal amount of the Note and accrued interest thereon was convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments.

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

     On March 2, 2006, we issued to Jack Rutherford a note in the principal amount of $100,000 which is convertible into 625,000 shares of common stock of the Company at $0.16 per share. In addition we issued 625,000 warrants exercisable at $0.20 per share and 250,000 warrants exercisable at $0.15 per share to Mr. Rutherford in consideration for the loan made.

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

     On March 31, 2006, we issued to certain accredited investors an aggregate of $4,500,000 in face amount of 15% Senior Secured Convertible Debentures convertible at $0.25 per share and four year warrants to purchase an aggregate of 7,200,000 shares of common stock of the Company exercisable at $0.21 per share.

     In July of 2006, we issued to certain accredited investors 1,800,000 shares of preferred stock convertible at $0.10 per share in exchange for the 7,200,000 warrants previously issued to these accredited investors exercisable at $0.21 per share. In addition, on August 31, 2006, we issued to this accredited investor 1,000,000 shares of preferred stock convertible at $0.10 per share in consideration of the investor agreeing to subordinate its senior secured interest to Laurus Master Fund, Ltd., in all of the assets of the Company and further agreed to modify their conversion price from $0.25 to $0.10.

     In August of 2006, the Company issued to Darrin M. Ocasio 1,800,000 shares of common Stock pursuant to the agreement entered into in March 2006, as a performance bonus stock award.

     On August 31, 2006, we issued to Laurus Master Fund, Ltd., 1,500,000 shares of preferred stock convertible at $0.10 per share in consideration of the sale of a secured three-year term note with a principal amount of $2,500,000 and a secured three-year revolving note with a principal amount of $5,000,000 to Laurus Master Fund, Ltd.

     All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of TWL Corporation or executive officers of TWL Corporation and transfer was restricted by TWL Corporation in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.
                                  28 of 95

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2.   Our ability to generate customer demand for our products;

3.   The intensity of competition; and

4.   General economic conditions.

SEASONALITY

     The Company's operations are seasonal in nature. Operating results have historically been stronger in the second half of the year with generally strongest results generated in the fourth quarter of the year. This seasonality causes, and will likely continue to cause, a variation in the Company's quarterly operating results. Such variations have an effect on the timing of the Company's cash flows and the reported quarterly results.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

     On August 31, 2006, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which we sold debt and issued our preferred stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold and issued to Laurus include the following:

                                  29 of 95

1. A secured three-year term note (the "Secured Note") with a principal amount of $2,500,000 (the "Secured Note Amount"), which matures on August 31, 2009 (the "Maturity Date");

2. A secured three-year revolving note with a principal amount of $5,000,000 (the "Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the "Notes");

3. 1,500,000 shares (the "Shares") of preferred stock (the "Preferred Stock"), which is redeemable by us at a price of $0.10 per share (the "Set Price") at any time until August 31, 2011, and may be converted by Laurus at any time into our common stock, no par value per share (the "Common Stock"), at the Set Price.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2006 AS COMPARED TO THE FISCAL YEAR ENDED JUNE
30, 2005

     Our sales revenues for the fiscal year ended June 30, 2006 were $25,840,468 as compared to $11,176,974 for fiscal year ended June 30, 2005. This significant increase in revenues is due primarily to twelve months of operations for TWL Knowledge Group, Inc. $24,930,881 compared to three months of operational results for fiscal year 2005 $8,168,297.

     Costs of sales, which consist of labor and hardware costs, and other incidental expenses, were $7,036,893 for the fiscal year 2006 as compared to $2,910,244 for the fiscal year 2005, resulting in gross profit of $18,803,575 for the fiscal year 2006 as compared to $8,266,730 for the fiscal year 2005. These increases in both costs and gross profit were due to and associated with increased revenues from the full year operations of TWL Knowledge Group, Inc.

     Operating expenses for fiscal year 2006 were $35,047,395 as compared to $16,802,125 for fiscal year 2005. Salaries and benefits increased $10,706,790 from $7,497,629 for fiscal year 2005 to $18,204,419 for fiscal year 2006. Professional fees increased $1,719,795 from $1,495,874 for fiscal year 2005 to $3,215,669 for fiscal year 2006. Selling, general and administrative expense was $9,859,702 for fiscal 2006 as compared to $4,837,038 for fiscal year 2005. Depreciation and amortization increased $983,941 from $2,783,664 for fiscal year 2005 to $3,767,605 for fiscal year 2006. The increases are due largely to full year operations of TWL Knowledge Group, Inc

     Other expense of $5,535,797 for the year ended June 30, 2006 was $1,599,766 less than the year ended June 30, 2005. Increased net interest expense $3,591,976, loss due to conversion of debt $1,614,064 and financing costs of $1,393,852 offset by the change in fair value of derivative valuation of $739,588 and gain on forfeiture of warrants due to financing of $280,328 accounted for most of the other expenses during fiscal year 2006. During the fiscal year 2005, other expenses were primarily made up of net interest expense $2,445,410, equity losses and impairment of investment in associated companies $4,192,460, debt conversion expenses $231,579 and impairment of intangible assets $234,280.

     We reported net loss available for common stockholders of $21,779,617 or $0.54 per share for the fiscal year 2006 as compared with $15,615,043 or $0.49 per share for the fiscal year 2005.

                                  30 of 95

     The following unaudited pro forma financial information presents the combined results of operations of the Company and twelve months of operations of TouchVision, RMT, and VILPAS and three months of operations of TWL Knowledge Group, Inc. The Company's investments in Riverbend and IRCA are accounted for an equity basis. Accordingly, Riverbend's and IRCA's business operating results are not included in the Company's combined unaudited pro forma financial information for the twelve month
periods ended June 30, 2005 and 2004.   In October 2005, The Company and
IRCA completed a Settlement Agreement whereby we mutually rescinded the original acquisition agreement, resulting in no ownership positions for
IRCA in our company and vice versa (see "Subsequent Events   IRCA
Settlement Agreement").

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


As of and for the fiscal year ended June 30, 2006:
                                                                Investment
                                                Depreciation     Losses in
                                  Operating           &         Associated
                     Revenue         Loss       Amortization     Companies
                  ------------  -------------   ------------   ------------
United States     $ 25,013,792  $(15,326,838)   $  3,754,468   $          -
Europe                 380,426      (854,962)          1,789              -
Australia              446,250       (62,020)         11,348              -
                  ------------  -------------   ------------   ------------
Total              $25,840,468  $(16,243,820)   $  3,767,605   $          -
                  ============  =============   ============   ============

As of and for the fiscal year ended June 30, 2005:
                                                                Investment
                                                Depreciation     Losses in
                                  Operating           &         Associated
                     Revenue         Loss       Amortization     Companies
                  ------------  -------------   ------------   ------------
United States     $  9,171,584  $ (8,139,211)   $  2,766,795   $          -
Europe               1,497,556      (204,031)          1,714              -
Australia              507,834      (102,415)         15,155              -
South Africa                 -       (89,736)              -              -
                  ------------  -------------   ------------   ------------
Total             $ 11,176,974  $ (8,535,393)   $  2,783,664   $          -
                  ============  =============   ============   ============

     The following describes underlying trends in the businesses of each of our three subsidiaries that operate as a single business segment and have one product offering which is training and education.


                                  31 of 95

     VILPAS. During 2005, the Norwegian government refined its mandates with regard to functionally disabled workers, with funding modified to target not only training of the handicapped but also at subsidizing direct employment of handicapped and challenged individuals. FunkWeb, a majority owned subsidiary of VILPAS, revised some of its programs and market strategies to be able to participate in government programs aimed directly at increasing employment among functionally disabled workers. Subsequent to June 30, 2005 the Norwegian government modified its approach to handicapped workers back, toward increased funding for these initiatives. There is little or no seasonality to the business of VILPAS. The majority of operating costs are fixed costs, with some variable costs incurred related to cost of instructors, which costs may vary depending upon enrollment. Management has commenced identifying potential business partners and potential merger and acquisition targets in Norway and Scandinavia with the goal of strengthening and expanding the longer-term business operations of VILPAS and Funkweb. Such partnerships or acquisitions could dilute the Company's ownership positions from current levels.

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

     TOUCHVISION. TouchVision has begun to expand its business into developing new software and consulting services for the hospital and healthcare market, while continuing to supply industry sectors it has focused on in the past. We believe investments in technology infrastructure by hospitals and healthcare providers will be stable in the coming fiscal years. There is little or no seasonality to the business of TouchVision. In addition to sales through its existing sales force, TouchVision is in the process of exploring distribution or licensing arrangements with outside companies selling to the healthcare industry. Depending on sales channel mix, some sales through outside agents may result in lower retained revenues but, due to corresponding lower fixed costs, these sales may nonetheless have a positive impact on the bottom line. Following the acquisition of assets from Primedia, Inc. the Company commenced exploring opportunities to achieve operating efficiencies through the integration of certain financial, technical, and customer support aspects of the TouchVision business into the operations of TWL Knowledge Group, Inc.
These efforts are continuing. Currently this division is dormant. It is anticipated that it will be liquidated.


                                  32 of 95

FISCAL YEAR ENDED JUNE 30, 2005 AS COMPARED TO THE FISCAL YEAR ENDED JUNE
30, 2004

     VILPAS. During 2005, the Norwegian government refined its mandates with regard to functionally disabled workers, with funding modified to target not only training of the handicapped but also at subsidizing direct employment of handicapped and challenged individuals. FunkWeb, a majority owned subsidiary of VILPAS, revised some of its programs and market strategies to be able to participate in government programs aimed directly at increasing employment among functionally disabled workers. Subsequent to June 30, 2005 the Norwegian government modified its approach to handicapped workers back, toward increased funding for these initiatives. There is little or no seasonality to the business of VILPAS. The majority of operating costs are fixed costs, with some variable costs incurred related to cost of instructors, which costs may vary depending upon enrollment. Management has commenced identifying potential business partners and potential merger and acquisition targets in Norway and Scandinavia with the goal of strengthening and expanding the longer-term business operations of VILPAS and Funkweb. Such partnerships or acquisitions could dilute the Company's ownership positions from current levels.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of June 30, 2006 was $60,045,635, as compared to $38,266,018 as of June 30, 2005.

     At June 30, 2006, we had a cash balance of $181,339. Net cash used by operating activities during the fiscal year 2006 was $4,699,033, attributable primarily to our loss from continuing operations of $21,779,617. Net cash provided by investing activities was $5,087,527.
Net cash used by financing activities was $952,728 for fiscal year 2006.

     Accounts receivable decreased to $2,680,555 at June 30, 2006. This decrease is due to increased collection efforts of the receivables owed to TWL Knowledge Group, Inc.

     Accounts payable increased to $6,830,088 at June 30, 2006. Accrued expenses increased to $4,108,247 at June 30, 2006. These increases are attributable to expenses incurred by our operating subsidiaries, including TWL Knowledge Group, Inc., and our corporate office expenditures during the year.

     As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth.

                                  33 of 95

     We continued to seek equity and debt financing in fiscal 2006 to support our growth and to finance recent and proposed acquisitions.

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

     On March 31, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Agreement") with certain accredited investors for the issuance of up to an aggregate of $8,500,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2010, and four year warrants (the "Warrants") to purchase an aggregate of 13,600,000 share of common stock of the Company. The Debentures accrue interest at a rate of 15% per annum and we issued to Palisades Master Fund LP a face amount of $4,500,000 in Debentures and warrants to purchase an aggregate of 7,800,000 shares of common stock pursuant to the first closing which occurred on March 31, 2006. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

     On August 31, 2006, TWL Corporation (the "Company") entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold and issued to Laurus include the following:

     1. A secured three-year term note (the "Secured Note") with a principal amount of $2,500,000 (the "Secured Note Amount"), which matures on August 31, 2009 (the "Maturity Date");

     2. A secured three-year revolving note with a principal amount of $5,000,000 (the "Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the "Notes");

     3. 1,500,000 shares (the "Shares") of preferred stock (the "Preferred Stock"), of the Company, which is redeemable by the Company at a price of $0.10 per share (the "Set Price") at any time until August 31, 2011, and may be converted by Laurus at any time into common stock, no par value per share (the "Common Stock"), of the Company at the Set Price.

                                  34 of 95


     Of the Secured Notes, net proceeds of $2,173,000 were received by the Company on the Closing Date. Any proceeds of the Revolving Note will be deposited in a restricted account with Cole Taylor Bank as security for the total loan amount and for use by us to make acquisitions as approved by Laurus. We also agreed to pay, out of the Loan proceeds, the sum of $270,000 to Laurus Capital Management, LLC, the manager of Laurus, the sum of $60,000 to Laurus as reimbursement for Laurus' legal fees, due diligence fees and expenses incurred in connection with the transaction, and $2,000 to Loeb & Loeb LLP as escrow agent fees.

DURING FISCAL YEAR 2005 OUR FINANCING ACTIVITIES WERE AS FOLLOWS:

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

     On July 13, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the "Lenders"). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and TWL Knowledge Group, Inc., subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the "Warrants") to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. Copies of the Credit Agreement, the form of Warrant and the Registration Rights Agreement (collectively, the "Agreements") were filed in a Report on Form 8K and are incorporated herein by reference. A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the "Laurus Agreements") dated August 31, 2004 with Laurus Master Fund, Ltd. ("Laurus"). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share.

                                  35 of 95

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

     Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash. To sustain operations our material assets are pledged as security for the Instream credit facility. We do not have an established source of revenues sufficient to cover our operating costs that will allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at June 30, 2006, we will not be able to sustain operations for more than 6 month(s) without additional sources of financing.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7. FINANCIAL STATEMENTS

                              TWL CORPORATION
                  (formerly Trinity Learning Corporation)
                       Index of Financial Statements

     June 30, 2006

     Report of Independent Registered Public Accounting Firm 2006. . . .F-1

     Financial Statements (audited):
       Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . .F-2
       Consolidated Statement of Operations &
        Comprehensive Loss . . . . . . . . . . . . . . . . . . . . . . .F-3
       Consolidated Statement of Changes in
        Stockholders' Equity . . . . . . . . . . . . . . . . . . F-4 to F-5
       Consolidated Statement of Cash Flows. . . . . . . . . . . F-6 to F-7
       Notes to Consolidated Financial Statements . . . . . . . F-8 to F-40

                                  36 of 95

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Audit Committee
TWL Corporation (formerly Trinity Learning Corporation)
Lafayette, California

We have audited the accompanying balance sheet of TWL Corporation (formerly Trinity Learning Corporation) as of June 30, 2006, and the related statements of operations, stockholders' equity and comprehensive loss and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TWL Corporation (formerly Trinity Learning Corporation) as of June 30, 2006, and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 13, 2006

                                    F-1

                              TWL Corporation
                  (formerly Trinity Learning Corporation)
                         Consolidated Balance Sheet

                                                                 June 30,
                                                                   2006
                                                               ------------
                                   Assets
Current Assets
  Cash and Cash Equivalents                                    $   181,339
  Accounts Receivable, net                                       2,680,555
  Inventory                                                        920,058
  Prepaid Expenses and other Current Assets                         19,858
                                                               ------------
     Total Current Assets                                        3,801,810

Property and Equipment, net                                      5,104,726
Program Inventory, net                                           2,142,145
Other Assets                                                       180,753
                                                               ------------
     Total Assets                                              $11,229,434
                                                               ============
               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts Payable                                             $ 6,830,088
  Accrued Expenses                                               4,102,247
  Accrued Expenses - Related Parties                               218,881
  Interest Payable                                                 168,750
  Deferred Revenue                                               3,509,173
  Capital Lease - Current                                        1,199,294
  Notes Payable - Current                                          587,496
  Notes Payable - Related Parties                                  543,551
                                                               ------------
     Total Current Liabilities                                  17,159,480
                                                               ------------
Long Term Liabilities
  Obligations under Capital Leases                              12,043,627
  Convertible Notes Payable                                      4,500,000
  Derivative Warrants Liabilities                                  373,936
                                                               ------------
     Total Long-term Liabilities                                16,917,563
                                                               ------------
     Total Liabilities                                          34,077,043
                                                               ------------
Contingently Redeemable Equity                                     800,000
                                                               ------------
Commitments                                                              -
                                                               ------------
Stockholders' Equity (Deficit)
  Preferred Stock, 10,000,000 Shares Authorized
   at No Par Value, No Shares Issued and Outstanding                     -
  Common Stock, 750,000,000 Shares Authorized at
   No Par Value, 41,615,513 Shares Issued and Outstanding       36,485,096
  Accumulated Deficit                                          (60,045,635)
  Deferred Financial Advisor Fees                                  (91,200)
  Other Comprehensive Income (Loss)                                  4,130
                                                               ------------
     Total Stockholders' Equity (Deficit)                      (23,647,609)
                                                               ------------
     Total Liabilities and Stockholders' Equity (Deficit)      $11,229,434
                                                               ============

 The accompanying notes are an integral part of these financial statements.
                                    F-2

                              TWL Corporation
                  (formerly Trinity Learning Corporation)
        Consolidated Statements of Operations and Comprehensive Loss

                                                     Fiscal Year    Fiscal Year
                                                        Ended          Ended
                                                    June 30, 2006  June 30, 2005
                                                    -------------  -------------
Revenues, net
  Subscription revenue                              $ 13,501,787   $  5,452,468
  One-time sales                                       8,005,726      3,512,907
  Production revenue                                   1,396,951      1,449,946
  Other revenue                                        2,936,004        761,653
                                                    -------------  -------------
Total Revenues, net                                   25,840,468     11,176,974
                                                    -------------  -------------
Cost of Sales                                         (7,036,893)    (2,910,244)
                                                    -------------  -------------
Gross Profit                                          18,803,575      8,266,730

Expense
  Salaries and Benefits                               18,204,419      7,497,629
  Professional Fees                                    3,215,669      1,495,874
  Professional Fees   Related Parties                          -        187,920
  Selling, General & Administrative                    9,859,702      4,837,038
  Depreciation & Amortization                          3,767,605      2,783,664
                                                    -------------  -------------
     Total Expenses                                   35,047,395     16,802,125

Loss from Operations                                 (16,243,820)    (8,535,395)

Other Income (Expense):
  Interest, net                                       (3,591,976)    (2,445,410)
  Equity Losses and Impairment of Investment
   in Associated Companies                                     -     (4,192,460)
  Financing Costs                                     (1,393,852)             -
  Loss on Debt Refinancing                            (1,614,064)      (231,579)
  Impairment of Intangible Assets                              -       (234,280)
  Change in fair value of derivative warrant
   liabilities                                           739,588              -
  Gain on forfeiture of warrants due to debt
   refinancing                                           280,328              -
  Other Income (expense)                                  44,179        (31,834)
                                                    -------------  -------------
     Total Other Income and (Expense)                 (5,535,797)    (7,135,563)
                                                    -------------  -------------
Minority Interest                                              -         59,215
                                                    -------------  -------------
Loss from Continuing Operations Before Taxes         (21,779,617)   (15,611,743)

Income Tax Expense                                             -          3,300
                                                    -------------  -------------
Net Loss                                            $(21,779,617)  $(15,615,043)
                                                    =============  =============

Net (Loss) per Common Share   Basic and Dilutive    $      (0.54)  $      (0.49)
                                                    =============  =============
Weighted Average Shares Outstanding                   40,335,278     31,925,184
                                                    =============  =============

   The accompanying notes are an integral part of these financial statements.

A summary of the components of other comprehensive income (loss) for the fiscal years ended June 30, 2006 and 2005:

                                                     Fiscal Year    Fiscal Year
                                                        Ended          Ended
                                                    June 30, 2006  June 30, 2005
                                                    -------------  -------------
Net Loss                                            $(21,779,617)  $(15,615,043)
Foreign Currency Translation Gain (Loss)                  (6,688)          8,279
Comprehensive Loss                                   (21,786,305)   (15,606,764)

   The accompanying notes are an integral part of these financial statements.

                                    F-3

                              TWL Corporation
                  (formerly Trinity Learning Corporation)
        Consolidated Statements of Changes in Stockholders' Equity
                     (Deficit) and Comprehensive Income
             For the Period July 1, 2004 through June 30, 2006

                                         Preferred Stock          Common Stock
                                         Shares   Amount      Shares         Amount
                                        -------- --------  ------------  ------------
Balance at July 1, 2004                       -   $    -    31,040,143   $23,092,957

Exercise of Warrants at
 $0.05 per share                              -        -       300,000        15,000

Exercise of Warrants at
 at $0.05 per share                           -        -        62,500         3,125

Shares Issued for Services
 at $0.90 per share                           -        -       200,000       180,000

Exercise of Warrants at
 at $0.05 per share                           -        -        62,500         3,125

Shares Issued for Services
 at $0.90 per share                           -        -       217,000       195,840

Shares Issued for Services
 at Market rate of $0.45
 per share                                    -        -        50,000        22,500

Shares Issued for Services
 at $9.45 per share                           -        -       127,419        57,339

Shares Issued for Conversion
 of Note and Interest Payable
 at $0.73 per share                           -        -     1,201,762       877,279

Shares Issued for Conversion
 of Note and Interest Payable
 at $0.73 per share                           -        -       181,964       132,833

Shares Issued for Conversion
 of Note and Interest Payable
 at $0.73 per share                           -        -        69,828        50,974

Employee Stock Based
 Compensation                                 -        -             -       752,063

Shares Issued for Services at
 $0.25 per share                              -        -       150,000        37,500

Shares Issued for Services at
 Current Market Price of $0.16
 per share                                    -        -     4,000,000       640,000

Shares Issued for Conversion
 of Note and Interest Payable
 at $0.73 per share                           -        -        56,173        41,006

Value Attributed to Discount on
 Convertible Note                             -        -             -     2,506,027

Value Attributed to Stock
 Purchase Warrants                            -        -             -     3,393,224

Amortization of Deferred
 Financial Advisory Fees                      -        -             -             -

Foreign Currency Translation                  -        -             -             -

Net Loss for the Year Ended
 June 30, 2005                                -        -             -             -
                                        -------- --------  ------------  ------------
Balance at June 30, 2005                      -        -    37,719,889    32,000,792

                                         F-4

                                   TWL Corporation
                       (formerly Trinity Learning Corporation)
             Consolidated Statements of Changes in Stockholders' Equity
                          (Deficit) and Comprehensive Income
                  For the Period July 1, 2004 through June 30, 2006

                                         Preferred Stock         Common Stock
                                         Shares   Amount     Shares         Amount
                                        -------- --------  ------------  ------------

Shares Issued for Partial
 Conversion of Note Payable at
 $0.24 per share                              -        -     1,198,124       287,550

Shares Issued for Conversion at
 $0.45 per share                              -        -     1,100,000       500,000

Employee Stock Based
 Compensation                                 -        -                     828,308

Amortization of Deferred
 Financial Advisory Fees                      -        -             -             -

Shares issued for services
  at $0.25 per share                          -        -       100,000        25,374

Shares Issued for Services
 at $0.24 per share                           -        -       560,000       134,400

Shares Issued for Cash at $0.16
 per share                                    -        -       937,500       150,000

Value Attributed to Stock
 Purchase Warrants                            -        -             -       348,672

Divestiture of Associated
 Companies                                    -        -             -     2,210,000

Foreign Currency Translation                  -        -             -             -

Net Loss for the Year Ended
 June 30, 2006                                -        -             -             -
                                        -------- --------  ------------  ------------
Balance at June 30, 2006                      -  $     -    41,615,513   $36,485,096
                                        ======== ========  ============  ============


 The accompanying notes are an integral part of these financial statements.
                                    F-5

                              TWL Corporation
                  (formerly Trinity Learning Corporation)
        Consolidated Statements of Changes in Stockholders' Equity
                     (Deficit) and Comprehensive Income
             For the Period July 1, 2004 through June 30, 2006

                                                 Other       Deferred
                                            Comprehensive   Financial
                               Accumulated      Income       Advisory
                                  Deficit       (Loss)         Fees          Total
                              ------------- ------------- ------------- -------------
Balance at July 1, 2004        (22,650,976)        2,539             -       444,520

Exercise of Warrants at
 $0.05 per share                         -             -             -        15,000

Exercise of Warrants at
 $0.05 per share                         -             -             -         3,125

Shares Issued for Services
 at $0.90 per share                      -             -      (180,000)            -

Exercise of Warrants at
 $0.05 per share                         -             -             -         3,125

Shares Issued for Services
 at $0.90 per share                      -             -      (195,840)            -

Shares Issued for Services
 at Market rate of $0.45
 per share                               -             -             -        22,500

Shares Issued for Services
 at $9.45 per share                      -             -             -        57,339

Shares Issued for Conversion
 of Note and Interest Payable
 at $0.73 per share                      -             -             -       877,279

Shares Issued for Conversion
 of Note and Interest Payable
 at $0.73 per share                      -             -             -       132,833

Shares Issued for Conversion
 of Note and Interest Payable
 at $0.73 per share                      -             -             -        50,974

Employee Stock Based
 Compensation                            -             -             -       752,063

Shares Issued for Services at
 $0.25 per share                         -             -             -        37,500

Shares Issued for Services at
 Current Market Price of $0.16
 per share                               -             -             -       640,000

Shares Issued for Conversion
 of Note and Interest Payable
 at $0.73 per share                      -             -             -        41,006

Value Attributed to Discount on
 Convertible Note                        -             -             -     2,506,027

Value Attributed to Stock
 Purchase Warrants                       -             -             -     3,393,224

Amortization of Deferred
 Financial Advisory Fees                 -             -       232,920       232,920

Foreign Currency Translation             -         8,279             -         8,279

Net Loss for the Year Ended
 June 30, 2005                 (15,615,042)            -             -   (15,615,042)
                              ------------- ------------- ------------- -------------
Balance at June 30, 2005       (38,266,018)       10,818      (142,920)   (6,397,328)

                                         F-4

                                   TWL Corporation
                       (formerly Trinity Learning Corporation)
             Consolidated Statements of Changes in Stockholders' Equity
                          (Deficit) and Comprehensive Income
                  For the Period July 1, 2004 through June 30, 2006

                                                 Other       Deferred
                                            Comprehensive   Financial
                               Accumulated      Income       Advisory
                                  Deficit       (Loss)         Fees          Total
                              ------------- ------------- ------------- -------------
Shares Issued for Partial
 Conversion of Note Payable at
 $0.24 per share                         -             -             -       287,550

Shares Issued for Conversion at
 $0.45 per share                         -             -             -       500,000

Employee Stock Based
 Compensation                            -             -             -       828,308

Amortization of Deferred
 Financial Advisory Fees                 -             -       142,920       142,920

Shares issued for services
  at $0.25 per share                     -             -             -        25,374

Shares Issued for Services
 at $0.24 per share                      -             -       (91,200)       43,200

Shares Issued for Cash at $0.16
 per share                               -             -             -       150,000

Value Attributed to Stock
 Purchase Warrants                       -             -             -       348,672

Divestiture of Associated
 Companies                               -             -             -     2,210,000

Foreign Currency Translation             -        (6,688)            -        (6,688)

Net Loss for the Year Ended
 June 30, 2006                 (21,779,617)            -             -   (21,779,617)
                              ------------- ------------- ------------- -------------
Balance at June 30, 2006      $(60,045,635) $      4,130  $    (91,200) $(23,647,609)
                              ============= ============= ============= =============


 The accompanying notes are an integral part of these financial statements.
                                    F-5


                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                   Consolidated Statements of Cash Flows

                                                      Fiscal Year Ended
                                                          June 30,
                                                     2006          2005
                                                 ------------  ------------
Cash flows from operating activities:
  Net loss                                      $(21,779,617) $(15,615,042)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Loss on disposal of assets                              -        31,834
   Depreciation and amortization                   3,767,605     3,016,587
   Reserve for obsolete inventory                    524,176             -
   Gain on settlement of accounts payable            (43,364)            -
   Amortization of discount on notes payable       1,495,564             -
   Loss on conversion of notes payable             1,614,064             -
   Amortization of convertible note payable
     discounts related to warrants and
     beneficial conversions                          235,471             -
   Impairment of Intangible Assets                         -       234,280
   Non-cash interest expense                               -     2,100,229
   Stock issued for services                          68,574       757,339
   Fair value of stock purchase warrants             348,672             -
   Warrants issued for financing costs             1,393,852             -
   Equity losses of associated companies                   -     4,192,461
   Employee stock based compensation                 828,308       752,063
   Change in fair value of derivative warrant
     liabilities                                    (739,588)            -
   Gain on forfeiture of warrants due to debt
     refinancing                                    (280,328)            -
   Amortization of deferred financial advisory
     fees                                            142,920             -
   Debt conversion expenses                                -       231,579
  Changes in current assets and liabilities,
  net of businesses acquired and sold:
   Accounts receivable                               629,354     2,911,206
   Prepaid expenses and other current assets       1,157,549       152,915
   Accounts payable and accrued expenses           6,205,717     1,429,778
   Accounts payable   related party                  218,881       (77,988)
   Inventory                                         188,516      (383,427)
   Deferred revenue                                 (533,669)     (937,631)
   Interest payable                                  145,371        46,524
   Minority interest                                (287,061)      (19,660)
                                                 ------------  ------------
     Net cash used in operating activities        (4,699,033)   (1,176,953)

Cash flow from investing activities:
  Overdraft acquired in acquisition                        -      (386,362)
  Proceeds from sale of assets                             -        11,901
  Payments for program inventory                           -      (463,238)
  Restricted cash                                  5,091,670    (4,484,619)
  Capital expenditures                                (4,143)     (117,174)
                                                 ------------  ------------
     Net cash provided (used) by
     investing activities                          5,087,527    (5,439,492)
                                                 ------------  ------------


                                    F-6

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                   Consolidated Statements of Cash Flows

                                                      Fiscal Year Ended
                                                           June 30,
                                                     2006          2005
                                                 ------------  ------------

Cash flow from financing activities:
  Payment for capital leases                      (1,115,665)     (266,542)
  Payment for lines of credit                              -      (253,846)
  Proceeds from notes and convertible notes
   payable                                         9,100,000     8,029,477
  Proceeds from notes payable   related parties      250,464         4,413
  Payments on notes and convertible notes
   payable                                        (9,087,527)     (869,176)
  Payments on notes payable   related parties       (250,000)            -
  Payments for financing fees                              -      (197,888)
  Common stock issued for cash                       150,000             -
  Proceeds from exercise of warrants
   and options                                             -        21,250
                                                 ------------  ------------
     Net cash provided (used) by
     financing activities                           (952,728)    6,467,688
                                                 ------------  ------------
     Effect of foreign exchange on cash               (6,688)        8,279
                                                 ------------  ------------
     Net decrease in cash                           (570,922)     (140,478)

     Cash at beginning of period                     752,261       892,739
                                                 ------------  ------------
     Cash at end of period                       $   181,339   $   752,261
                                                 ============  ============

Supplemental information:
  Interest paid                                  $ 1,416,009   $    64,541
  Income taxes                                             -         3,300
  Issuance of common stock   conversion
   of bridge note                                          -     1,102,092
  Warrants issued with convertible notes             933,238     2,863,363
  Warrants issued with credit financing              460,614             -
  Beneficial conversion value of note payable              -     2,070,784
  Common stock issued for deferred financial
   advisory fees                                      91,200             -
  Common stock issued for conversion of notes
   payable                                           787,550             -

 The accompanying notes are an integral part of these financial statements
                                    F-7

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES

OVERVIEW

TWL Corporation (the "Company"), formerly known as Trinity Learning Corporation, is creating a global learning company by acquiring operating subsidiaries that specialize in educational and training content, delivery, and services for particular industries or that target a particular segment of the workforce. Trinity Learning believes that there are product and service synergies between and among our various subsidiaries that position us to create a global learning company that can provide integrated learning services to corporations, organizations, educational institutions, and individual learners, using a variety of delivery technologies, platforms and methods to meet the growing need for global learning solutions.
Trinity Learning believes that it will be one of the first companies to be able to serve major multinational employers at multiple levels of their organizations and assist these customers to meet the challenges of a major turnover in the world's workforce over the coming decade. Factors such as demographics, technology, and globalization will require enterprises, organizations and governments around the world to invest in human capital to remain competitive.

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

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

OVERVIEW (CONTINUED)

Effective April 1, 2005, the Company entered into and closed an asset purchase agreement (the "Asset Purchase Agreement") with PRIMEDIA Inc. and two PRIMEDIA affiliates (collectively,"PRIMEDIA"), whereby PRIMEDIA sold to the Company certain assets related to its PRIMEDIA's Workplace Learning division ("PWPL"). The assets comprised those relating to PWPL's Healthcare Group, Government Services Group, Industrial Services Group, Shared Services Group, and all other assets of PWPL, including all of the assets of PRIMEDIA Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business (such acquired assets referred to collectively hereinafter as the "Business"). These assets are comprised of content libraries, trademarks, brands, intellectual property, databases, and physical assets. Included in the sale are certain video production and distribution capabilities used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire & emergency, government, law enforcement and private security markets currently served by PWPL.

In October 2005, the parties entered into a Settlement Agreement with provisions as follows: (a) Musca, TLC and Danlas agreed to cancel the definitive agreement, and Danlas, IRCA and IRCA Investments agreed to cancel the sale of shares agreement; (b) all rights and obligations of the parties contained in the sale of shares and definitive agreements, which have not been exercised and/or fulfilled, shall expire; (c) any transfer of shares that may have been effected as envisaged in the sale of shares agreement and the definitive agreement, is void ab initio, and the parties agree to co-operate to the extent necessary to restore their positions as shareholders as they were before the conclusion of the sale of shares agreement, the definitive agreement and related agreements; (d) IRCA and IRCA Investments abandon all claims which either of them may have against Trinity International in terms of, arising from, or in connection with the expansion contribution; (e) Trinity Learning cedes all of its rights under terms of the interest free loan to Musca; (f) all options to purchase stock of Trinity Learning granted or to have been granted to employees, directors or officers of IRCA shall be rescinded; (g) IRCA, IRCA Investments and Musca shall indemnify Trinity Learning and hold it harmless against any loss which the Company may suffer as a result of any of the managers of these entities and/or Titan Aviation exercising their respective rights to acquire shares in the share capital of Trinity Learning. Further, the parties agreed that they shall take the necessary steps to release the bank guarantee, and to arrange for the repayment to Trinity Learning of the amount of $250,000 deposited by TLC with Standard Bank Limited (plus accrued interest). Such funds have been released and transferred to Trinity Learning. Finally, the parties agreed that all disputes which exist between them in terms of, arising from, or in connection with the definitive agreement, the sale of shares agreement and/or the relationship between the parties are fully and finally settled with effect from the effective date, and all obligations which each of them may owe to any other of them and all claims (arising out of contract and statute), which each of them may have against any other of them (irrespective of whether that claim would ordinarily arise in terms of the laws of the RSA or any other jurisdiction), in terms of, arising from, or in connection with the definitive agreement, the sale of shares agreement and all agreement contained in appendices thereto and/or the relationship between the parties generally from the commencement of such relationship until and including the signature date shall have been settled.

Effective September 29, 2006, the Company filed Articles of Amendment (the "Articles") with the Secretary of State of the State of Utah to effect a name change of the Company from Trinity Learning Corporation to TWL Corporation. The Articles were further amended to increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares.

In addition, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware, effective as of September 12, 2006, to effect the name change of its subsidiary Trinity Workplace Learning Corporation to TWL Knowledge Group, Inc.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

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

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION (CONTINUED)

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

The operating results and cash flows from operations as a result of the settlement agreement are included only for the months prior to divestiture
of IRCA in October 2005 (see Note 2   Divestiture of IRCA).

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

REVENUE RECOGNITION

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that much be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We earn our revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services. Revenue is generally recognized on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern over the contractual term of the arrangement or the expected period, during which those specified services will be performed, whichever is longer. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable;
and (4) collectibility is reasonably assured.   The Company determines
whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Advance payments are recorded on the Consolidated Balance Sheet as deferred revenue. The Company also earns revenue from the sale of hardware containing software, and accounts for this revenue in accordance with SOP 97-2, Software Revenue Recognition in accordance with EITF 03-5. To date, such revenues have not been significant.. Sale of books, DVD's and printed products are recognized as revenue upon shipment, net of an allowance for returns. In compliance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," distribution costs charged to customers are recognized as revenue when the related product is shipped.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

The Company's revenue can be classified into three main categories Subscription Revenue, Single Event Revenue, and Production Revenue.

1. Subscription revenue is approximately 60% of the Company's total revenue and is generated from contracts with customers who receive products or services for a specified time period. Revenue is recognized evenly over the term of the contract, unless pricing is tiered (must be stated in the contract). Subscription products include satellite subscriptions, monthly videotape subscriptions, monthly CD-ROM subscriptions, Internet subscriptions, and Training-On-Demand subscriptions (tape library).

2. Single Event revenue is approximately 30% of total revenue and involves the distribution of products (videotapes, CD-ROM's, etc.) to customers. Revenue recognition is determined by delivery date, so only revenue for products that have been delivered is recognized in the current period.

3. Production Revenue is approximately 10% of total revenue and is generated from live events or specialized production work performed for a customer. The revenue is recognized upon completion of the live event or production work, and subsequently invoiced (unless the customer requested an invoice in advance).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates. Determination of the fair value of notes payable to related parties cannot be estimated because of the favorable conditions given to the Company by these parties not otherwise available from third parties.
It is not practicable to estimate the fair value of notes payable issued for acquisitions and equity investments because they were issued at a substantial conversion premium and contain no stated payment terms. The carrying value of equity investments approximates fair value. We evaluate such assets on a regular basis by looking at cash flows, market conditions and current and anticipated future performance. In June 2006 and June 2005, we incurred an impairment charge of $0 and $2,083,806, respectively.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that
may affect a client's ability to pay.   Management has determined that
allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at June 30, 2006 was $595,885 of which $379,151 has been reserved for all subsidiary outstanding receivable balances, with the exception of TWL Knowledge Group, Inc.

PROGRAM INVENTORY AND OTHER INTANGIBLE ASSETS

Program inventory consists of capitalized costs incurred by TWL to develop the programming for its various networks (Technical, Industrial, HSTN, LETN, etc). The amounts capitalized primarily consist external costs (e.g., producers, talent, crew) and internal production department costs. Program inventory is amortized over the life of the program, assessed by TWL based on the history of the network and how long the program is expected to be aired, ranging from 2 to 5 years. The Company evaluates asset impairment for reasonableness as part of the monthly variance analysis review. Net amortization expense for the years ended June 30, 2006 and 2005 was $2,991,189 and $915,364, respectively.

At June 30, 2006, the Company did not have any intangible assets with indefinite lives.

PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, including the amortization of leasehold improvements, is provided at rates based on the estimated useful lives or lease terms, if shorter, using primarily the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred. Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the property and equipment for impairment. When such factors, events or circumstances indicate that property and equipment should be evaluated for possible impairment, the Company used an estimate of cash flows (undisclosed and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value. Depreciation expense for the period ended June 30, 2006 and 2005 is $776,416 and $2,783,664 respectively.

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method. Deferred financing costs were $91,200 and $142,920 for the years ended June 30, 2006 and 2005, respectively.

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

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF COMMON STOCK

Contingently redeemable equity represents the value of shares of our common stock issuable upon the conversion of notes payable in excess of the face value of these notes issued in the acquisition of VILPAS and the acquisition of equity interest in each of the Riverbend and IRCA transactions. The stock arrangements are dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock an a major stock exchange in the United States of America, for whom there are financial requirements for listing. The valuation and allocation process relies on significant assumptions made by management, in particular, the value of the shares issued to affect the purchase prior to the Company having established a trading market for its stock. When it becomes probable that redemption will occur, the Company will record changes in fair value in the Statement of Operations. As discussed in Note 2, "Acquisitions and Divestitures," in October 2005 the Company divested themselves from their operations in South Africa. As a result, contingently redeemable equity of $2,210,000 related to this subsidiary was cancelled and posted to the statement of stockholders' equity. The balance of $800,000 remaining in the account is related to redeemable equity held by the Company's subsidiary in Norway (VILPAS).

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

ALLOCATION OF PURCHASE CONSIDERATION FOR EQUITY INVESTMENTS IN ASSOCIATED COMPANIES

The excess of the consideration paid for equity investments in associated companies over our pro rata share of the investee's net assets is allocated to intangibles and goodwill similar to a purchase business combination. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. In each of the Riverbend and the IRCA transactions, the Company received an option, exercisable under certain conditions, to acquire the additional 49% of each of those companies. Using the Black Scholes option valuation model, a value was assigned to each of the intangible assets associated with those options. The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances
warrant a revision to the remaining period of amortization.   The value of
the Equity Investments in Associated Companies is tested for impairment on an annual basis. At June 30, 2004, based on actual performance and forecasts for future performance, the value of the IRCA investment after application of current year losses and amortization of intangible assets, was written down to $0 and impairment expense of $884,963 was recorded in the statement of operations. At June 30, 2005 the Company reassessed the value of its investments in RMT, Vilpas and TouchVision and determined it was appropriate to write down its investment in these entities to $0. For more information see Note 5 of the Footnotes.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consist of embedded derivatives related to the Instream note entered into in July 2005 and the Palisades note entered into in March 2006, since the notes are not conventional convertible debt. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options as warrants and derivative liabilities and mark them to market at each reporting date.

The Company had no beneficial conversion features during the year ended June 30, 2006. Options and warrants were valued using the Black-Sholes model. The following assumptions were used in valuing the derivative and warrant liabilities as of June 30,

                                                     2006          2005
                                                 ------------  ------------
     Risk-free interest rate                           3.85%         4.25%
     Volatility                                      120%          126%
     Expected dividend yield                           0%            0%

Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivative is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The derivative and warrant liabilities are recorded as liabilities in the consolidated balance sheet.

CONVERTIBLE DEBT

The Company records its convertible debt net of the debt discount. From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to EITF Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. The convertible debt held by the Company at June 30, 2006 did not contain beneficial conversion features.
                                    F-15

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

Note 1 - Accounting Policies (continued)

ISSUANCE OF SHARES FOR NON-CASH CONSIDERATION

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The majority of equity instruments have been valued at the market value of the shares on the date issued.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income
(loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all potential dilutive shares including shares held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from release of escrow shares, the conversion of notes payable or the exercise of options and warrants of 10,628,000 and 37,217,684, respectively, were not included in the computation of DEPS, because their inclusion would have been anti-dilutive for the fiscal year ended June 30, 2006 and fiscal year ended June 30, 2005.

Basic and diluted net loss per common share for the fiscal periods ended June 30, 2006 and 2005 were calculated as follows:

                                                          For the          For the
                                                         Year Ended       Year Ended
                                                       June 30, 2006    June 30, 2005
                                                      --------------   --------------
     Numerator-Basic / Diluted
       Net loss available for common stockholders     $ (21,779,617)   $ (15,615,042)
                                                      ==============   ==============
     Denominator-Basic / Diluted
       Weighted-average common stock outstanding         40,335,278       31,925,184
                                                      ==============   ==============
     Basic / Diluted loss per share                   $       (0.54)   $       (0.49)
                                                      ==============   ==============

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

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

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Accounting for Stock-Based Compensation" (SFAS 123[R]). In accordance with SFAS 123[R], option expense of $828,308 and $752,063 was recognized for the fiscal year ended June 30, 2006 and 2005, respectively. The expense was calculated using the Black Scholes valuation model with the following assumptions:

                                                  For the        For the
                                                 Year Ended     Year Ended
                                               June 30, 2006  June 30, 2005
                                              -------------- --------------
     Five-Year Risk Free Interest Rate                3.85%          4.25%
     Dividend Yield                                     Nil            Nil
     Volatility                                        120%           126%
     Average Expected Term (Years to Exercise)            5              5

RECENTLY ISSUED ACCOUNTING STANDARDS

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

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

SFAS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3"

In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS"

In February 2006, the FASB issued SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

SFAS NO. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS"

In March 2006, the FASB issued SFAS NO. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;
(3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

SFAS NO. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS" (CONTINUED)

to changes in the fair value of the servicing assets or liabilities; and
(5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its consolidated financial statements.

SFAS NO. 157, "FAIR VALUE MEASUREMENTS"

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

SFAS NO. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS"

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R." SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not expect that the adoption of SFAS No. 158 will have a material effect on the Company's financial condition, results of operations, or cash flows.

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

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

EITF NO. 05-02, THE MEANING OF CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT IN EITF ISSUE NO. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK

In June 2005, the EITF reached a consensus on EITF No. 05-02, "The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock" that (1)the exception to the requirements of paragraphs 12-33 of Issue 00-19 for "conventional convertible debt instruments" should be retained; (2) that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered "conventional" for purposes of applying issue 00-19; and (3) that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity. We do not expect the adoption of EITF 05-02 to have a material impact on the Company's consolidated financial statements.

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

ACQUISITIONS

Effective April 1, 2005, the Company entered into and closed an asset purchase agreement (the "Asset Purchase Agreement") with PRIMEDIA Inc. and two PRIMEDIA affiliates (collectively,"PRIMEDIA"), whereby PRIMEDIA sold to the Company certain assets related to its PRIMEDIA's Workplace Learning division ("PWPL"). The assets comprised those relating to PWPL's Healthcare Group, Government Services Group, Industrial Services Group, Shared Services Group, and all other assets of PWPL, including all of the assets of PRIMEDIA Digital Video Holdings LLC, excluding only those assets primarily related to the operations of PWPL's Financial Services Group and/or PWPL's Interactive Medical Network business (such acquired assets referred to collectively hereinafter as the "Business"). These assets are comprised of content libraries, trademarks, brands, intellectual property, databases, and physical assets. Included in the sale are certain video production and distribution capabilities used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire & emergency, government, law enforcement and private security markets currently served by PWPL.

The following table summarizes the PWPL assets acquired and liabilities assumed as of the closing date:

     Tangible assets acquired                  $ 24,294,121
     Intangible assets acquired                  10,300,845
                                               -------------
       Total assets acquired                     34,594,966
     Liabilities assumed                         24,652,191
                                               -------------
       Net assets acquired                     $  9,942,775
                                               =============

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 2   ACQUISITIONS AND DIVESTITURES (CONTINUED)

ACQUISITIONS (CONTINUED)

TOUCHVISION

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

In August 2005 the Company decided to pursue strategic business alternatives for its TouchVision subsidiary. These alternatives included a sale, divestiture, joint venture, license of intellectual property or closure of the business. Presently, the Company plans to dissolve the business. Further the Company chose to write down its investment of $1,218,148.

RIVER MURRAY TRAINING

On September 1, 2003, we completed the acquisition of all of the issued and outstanding shares of RMT, an Australian company that is in the business of providing workplace training programs for various segments of the food production industry, including viticulture and horticulture. In consideration for the shares of RMT we issued 700,000 restricted shares of our common stock, of which 350,000 shares are subject to the terms of an escrow agreement as collateral for the indemnification obligations of the former RMT shareholders. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies.
                                    F-21
                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 2   ACQUISITIONS AND DIVESTITURES (CONTINUED)

ACQUISITIONS (CONTINUED)

RIVER MURRAY TRAINING (CONTINUED)

The following table summarizes the RMT assets acquired and liabilities assumed as of the closing date in connection with $350,000 common stock issued and acquisition related costs of $26,517:

     Cash acquired                              $    37,979
     Tangible assets acquired                        78,673
     Intangible assets acquired                      18,000
     Goodwill                                       376,517
                                                ------------
       Total assets acquired                        511,169
     Liabilities assumed                            145,744
                                                ------------
       Net assets acquired                      $   365,425
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

                                    F-22
                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 2   ACQUISITIONS AND DIVESTITURES (CONTINUED)

ACQUISITIONS (CONTINUED)

VILPAS (CONTINUED)

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

Due to the uncertainty of its international operations and lack of positive cash flow, the Company has chosen to write down its investment in Vilpas of $815,000 to $0 as of June 30, 2005.

AYRSHIRE / RIVERBEND

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. We also acquired the option to purchase the remaining 49% of Ayrshire. In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow, and pledge agreements will be re-conveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The results of operations for Ayrshire, using the equity method, have been included in the Company's financial statements since the date of acquisition. As of June 30, 2005, no shares had been issued in exchange for the convertible promissory note. During the year ended June 30, 2006, the Company divested themselves of this entity (see "Divestiture of IRCA").

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

Note 2   Acquisitions and Divestitures (continued)

ACQUISITIONS (CONTINUED)

AYRSHIRE / RIVERBEND (CONTINUED)

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited ("IRCA"), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance ("SHEQ").
IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company issued a convertible promissory note in the aggregate principal amount of $20,000 convertible under certain conditions into a maximum of 2,500,000 shares of the Company's common stock, (ii) agreed to advance $500,000 in cash to Danlas to establish an international sales force, (iii) provided $500,000 as collateral for an operating line of credit and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company's common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The results of operations for IRCA, using the equity method, have been included in the Company's financial statements since the date of acquisition. The $500,000 deposited as collateral in support of a bank line of credit is classified as restricted cash in the Company's balance sheet. In consideration of the operating results for the year and management's estimate of future cash flows, the Company wrote down its remaining investment in IRCA of approximately $884,963 to $0. During the year ended June 30, 2006, the Company divested themselves of this entity (see "Divestiture of IRCA").

DIVESTITURES

DIVESTITURE OF IRCA

In October 2005, the parties entered into a Settlement Agreement with provisions as follows: (a) Musca, TLC and Danlas agreed to cancel the definitive agreement, and Danlas, IRCA and IRCA Investments agreed to cancel the sale of shares agreement; (b) all rights and obligations of the parties contained in the sale of shares and definitive agreements, which have not been exercised and/or fulfilled, shall expire; (c) any transfer of shares that may have been effected as envisaged in the sale of shares agreement and the definitive agreement, is void ab initio, and the parties agree to co-operate to the extent necessary to restore their positions as shareholders as they were before the conclusion of the sale of shares agreement, the definitive agreement and related agreements; (d) IRCA and IRCA Investments abandon all claims which either of them may have against Trinity International in terms of, arising from, or in connection with the expansion contribution; (e) Trinity Learning cedes all of its rights under terms of the interest free loan to Musca; (f) all options to purchase stock of Trinity Learning granted or to have been granted to employees, directors or officers of IRCA shall be rescinded; (g) IRCA, IRCA Investments and Musca shall indemnify Trinity Learning and hold it harmless against any loss which the Company may suffer as a result of any of the managers of these entities and/or Titan Aviation exercising their respective rights to acquire shares in the share capital of Trinity Learning. Further, the parties agreed that they shall take the necessary steps to release the bank guarantee, and to arrange for the repayment to Trinity Learning of the amount of $250,000 deposited by TLC with Standard Bank Limited (plus accrued interest). Such funds have been released and transferred to Trinity Learning. The operations of IRCA for the months through October 2005 resulted in expenses of approximately $618,000 which have been included in general and administrative expenses in the Statement of

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

Note 2   Acquisitions and Divestitures (continued)

DIVESTITURES (CONTINUED)

DIVESTITURE OF IRCA (CONTINUED)

Operations for the fiscal year ended June 30, 2006. Finally, the parties agreed that all disputes which exist between them in terms of, arising from, or in connection with the definitive agreement, the sale of shares agreement and/or the relationship between the parties are fully and finally settled with effect from the effective date, and all obligations which each of them may owe to any other of them and all claims (arising out of contract and statute), which each of them may have against any other of them (irrespective of whether that claim would ordinarily arise in terms of the laws of the RSA or any other jurisdiction), in terms of, arising from, or in connection with the definitive agreement, the sale of shares agreement and all agreement contained in appendices thereto and/or the relationship between the parties generally from the commencement of such relationship until and including the signature date shall have been settled. As a result of the divestiture, convertible redeemable equity of $2,210,000, related to IRCA, was cancelled and posted to the Statement of Stockholders' Equity.

PURCHASED INTANGIBLE ASSETS

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

We regularly evaluate whether events and circumstances have occurred which indicate a possible impairment of goodwill and other intangible assets. In evaluating whether there is an impairment of goodwill and other intangible assets, we evaluate the performance of each subsidiary relative to its performance in prior periods, its budget and its upcoming three year
forecast.   We also evaluate the revenue achieved per share of our common stock issued as part of the purchase consideration in relation to market capitalization of publicly traded training companies for current and prior periods. Based on our impairment test of the goodwill and other intangible assets at June 30, 2005, we concluded that we did have impairment of goodwill and intangibles in the amount of $234,280 resulting in full impairment of intangibles at June 30, 2005.

At June 30, 2006 the Company has no intangible assets.

NOTE 3   INVENTORIES

Inventories consist of the following:

                                                              June 30, 2006
                                                              -------------
     Books, CD's, video tapes, collateral materials           $  1,474,234
     Inventory reserve                                            (524,176)
                                                              -------------
       Total Inventory                                        $    920,058
                                                              =============

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment, net, including those held under capital leases, consisted of the following:

                                                                   2006
                                                               ------------
                                                                   Cost
                                                               ------------
     Capital Leases:
       Buildings and improvements                              $ 8,581,123
       Less: Accumulated depreciation and amortization          (3,516,654)
                                                               ------------
          Net Capital Lease                                      5,057,292

     Fixed Assets:
       Furniture and fixtures                                      128,610
       Less: Accumulated depreciation and amortization             (81,176)
                                                               ------------
          Net Fixed Assets                                          47,434
                                                               ------------
          Total Property and Equipment, net                    $ 5,104,726
                                                               ============

NOTE 5   EQUITY INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES

At June 30, 2005, the principal components of Equity Investments in and Advances to Associated Companies were the following:

                                               Ayrshire        IRCA           Total
                                             ------------  ------------  ------------
     Equity investment                       $ 1,379,871   $ 2,178,049   $ 3,557,920
     Cash Advances                             1,000,000        80,000     1,080,000
     Impairment in equity investment          (1,842,935)   (1,464,963)   (3,307,898)
     Equity losses of unconsolidated
       subsidiaries                             (536,936)   (1,793,086)   (2,330,022)
                                             ------------  ------------  ------------
     Balance June 30, 2005                   $         0   $         0   $         0
                                             ============  ============  ============

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

The consideration paid for our investment in IRCA was $2,178,049. This amount comprises legal, financial advisory and consultancy fees of $928,049, including the payment to Mr. Steynberg of $607,165, plus 2,500,000 shares of our common stock valued at $0.50 per share. The net asset value of IRCA at acquisition date was $2,704,870 and our pro rata share of their net assets was $1,379,484. The difference between our investment and our pro rata share of IRCA's net assets has been allocated

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 5   EQUITY INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES
(CONTINUED)

to goodwill and to intangible assets.   Equity Investments in Associated
Companies are periodically reviewed for impairment.  When such impairment
is identified, it is recorded as a loss in that period.   As of June 30
2005 and 2004, we recognized an impairment loss for IRCA of $80,000 and $884,963, respectively. We wrote down our investment in IRCA to $0 as a result of current year operating performance. These losses are, in part, a result of the weakening of the US dollar in relation to the South African Rand and the resulting down turn in mining operations in South Africa.

As a result of IRCA's continued unfavorable operating environment, we have absorbed losses up to $500,000, the amount we have deposited as collateral in support of IRCA's operating line of credit.

In connection with our September 1, 2003 purchase of 51% of Ayrshire, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition. The remaining $700,000 was advanced on November 3, 2003. The note is due December 30, 2006 provided that, if by December 2005 an option to purchase the additional 49% of Ayrshire has not been exercised, the loan shall be repayable in five equal annual installments, the first installment being payable on December 31, 2007 and the remaining installments payable in yearly intervals thereafter. As further consideration for our December 1, 2003 purchase of 51% of IRCA, we agreed to make a non-interest-bearing loan of $80,000 to IRCA Australia, which was advanced during fiscal 2004.
During the year ended June 30, 2006, the Company divested themselves of this entity (see "Divestiture of IRCA").

NOTE 6   ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                                       June 30,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------
     Payroll, commissions and related employee benefits    $ 1,121,476   $ 1,237,893
     Rent and lease liabilities                                518,346             -
     Professional fees                                       1,403,599       112,000
     Sales Tax                                                 520,013        14,455
     Royalties                                                 569,319       147,413
     Contingent legal fees                                     200,000             -
     Other                                                           -       114,140
                                                           ------------  ------------
                                                           $ 4,102,247   $ 1,625,901
                                                           ============  ============

NOTE 7   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Total rent expense under operating leases was $1,980,000 and $1,690,200 for the years ended June 30, 2006 and 2005, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. The leases related to the Company's operating facilities, the 36 MHz Ku-bank transponder, and sever copier/printers. Minimum rental commitments under non-cancelable operating leases are as follows:

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 7   COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS (CONTINUED)

     Years ending June 30,
     ---------------------
         2007                                     $ 1,980,000
         2008                                       1,980,000
         2009                                         117,097
         2010                                               -
         2011                                               -
         Thereafter                                         -
                                                  ------------
                                                  $ 4,077,097
                                                  ============

Future minimum lease payments under capital leases are as follows:

     Years ending June 30,
     ---------------------
         2007                                     $ 2,120,074
         2008                                       2,120,074
         2009                                       2,263,488
         2010                                       2,335,194
         2011                                       2,335,194
         Thereafter                                 6,227,186
                                                  ------------
                                                  $17,401,210
     Less:  Amount representing interest            4,158,289
     Present value of net minimum lease payments   13,242,921
     Less:  Current portion                         1,199,294
                                                  ------------
     Long-term obligation
     (included in long-term debt)                 $12,043,627
                                                  ============

The Company has agreed in connection with its purchase of the Primedia Workplace Learning assets to assume the defense of certain litigation, entitled ARGUS 1 SYSTEMS CORPORATION V. PRIMEDIA WORKPLACE LEARNING L.P., ET AL., No. 04-CV-138918, District Court of Fort Bend County, Texas (the "Argus Claim"), regarding claims made by Argus 1 Systems Corporation ("Plaintiff") resulting from that certain Memorandum of Understanding, dated May 22, 2003, ("MOU") by and between Plaintiff and PRIMEDIA Workplace Learning LP, a Delaware limited partnership ("PWPL"). Plaintiff has alleged various contracts and tort claims and seeks among other things license fees, attorney fees and actual and punitive damages related to the sale of proprietary content to the Department of Homeland Security. The Primedia Workplace purchase agreement provides that the Company shall generally be responsible for paying that portion of any Recovery (as defined therein) relating to license fees, royalty fees, or other damages arising from any sales other conduct after the purchase of the Workplace assets and be responsible for the payment of all on-going license or royalty fees relating to periods thereafter. In addition, some of the cost and recoveries may be split on a 50/50 basis. The Company has not yet been named as a party to the litigation, has not engaged legal counsel for the matter, and has conducted no discovery. The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss its potential liability or legal exposure for the litigation.

In addition, the Company is a defendant in a number of lawsuits brought by its trade creditors. However, the Company believes that subsequent to its successful funding, such litigations will not have a material adverse effect on the Company. Also, the Company has the amounts in dispute accrued for in accounts payable with an additional accrual of approximately $200,000 for potential legal fees recorded in accrued expenses (see Note
6).
                                    F-27

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 8   RELATED PARTY TRANSACTIONS

During the period June 2004 to October 2004, Mr. Swindells, a shareholder of the Company, advanced us $155,000. On August 10, 2004 we repaid $50,000 of this amount and on November 2, 2004 we paid the remaining balance of $105,000. On October 14, 2004, Mr. Swindells exercised warrants to purchase 300,000 shares of our common stock at $0.05 per share. On April 22, 2005 Mr. Swindells advanced $300,000 to us by way of short-term non-
interest bearing working capital loan.   In October 2005 the Company repaid
$250,000 on this loan. In November 2005 Mr. Swindells advanced the Company $250,000 in a short-term non-interest bearing loan. The total balance owed to Mr. Swindells at June 30, 2006 is $300,000.

During September 2005 Vilpas converted its unsecured, non-interest bearing note to equity. The $500,000 convertible note was converted into 1,100,000 shares of the Company's common stock in full satisfaction of the note.

From time to time, Jan Olaf Willlums, an officer of Vilpas, as well as companies of which he is a director, have advanced funds to Vilpas. The current balance of $186,448, of which $109,972 bears interest at 8% per annum and $76,476 is non-interest bearing, has no fixed terms of repayment.

During the year ended June 30, 2006, Dennis Cagan, CEO/President and Doug Cole, Executive Vice President paid for costs of the Company related to travel. The Company has yet to reimburse Mr. Cagan or Mr. Cole for the amounts advanced to the Company. The total amount of the payable to these individuals is $218,881.

NOTE 9   CONVERTIBLE DEBT AND NOTES PAYABLE

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

                                    F-28

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 9   CONVERTIBLE DEBT AND NOTES PAYABLE (CONTINUED)

On July 13, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the "Lenders"). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and TWL Knowledge Group, Inc., subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the "Warrants") to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. The warrants are exercisable for a period of five years at a price per share equal to $0.266, subject to adjustment as provided in the warrants.

The Credit Agreement includes certain features that are considered derivative financial instruments, such as the related warrants that are associated with a registration rights agreement which requires the exercise of the warrants to be in unrestricted common stock of the Company. As such, the Company is required to record the related warrants at their fair values. The total of the Instream-related derivative warrant liabilities at July 13, 2005 totaled $460,614.

At March 31, 2006 the value of the derivative warrant liabilities decreased by $180,286 which has been reflected as a component of other income in the accompanying consolidated statements of operations. On this date, the Company entered into another financing agreement with Palisades Master Fund LP ("Palisades"). As a result of the refinancing with Palisades the Instream Credit Agreement balance of $2,551,169 was satisfied in full. The warrants associated with the Instream Credit Agreement were forfeited by Instream. As such, the derivative warrant liability has been removed from the Company's financial statements, and a gain of forfeiture of warrants has been recognized in the Company's statement of operations of $280,328 at June 30, 2006 in accordance with EITF 96-19.

A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the "Laurus Agreements") dated August 31, 2004 with Laurus Master Fund, Ltd. ("Laurus"). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share, resulting in a credit of $287,550 to common stock. The remaining discount on the Laurus note was expensed as amortization in the amount of $1,495,564. The Laurus note balance of $5,323,529 was satisfied by using the restricted cash noted above and some of the proceeds from the Instream note. In accordance with EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the exchange of the instruments were considered substantial and thus the Company recognized a loss of $1,614,064 during the year ended June 30, 2006.

As disclosed above, on March 31, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance of up to an aggregate of $4,500,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2010, and four year warrants (the "Warrants") to purchase an aggregate of 13,600,000 shares of common stock of the Company. The Debentures accrue interest at a rate of 15% per annum and the Company issued a face amount of $4,500,000 in Debentures and issued warrants to purchase an aggregate of 7,200,000 shares of common stock pursuant to the first closing which occurred on March 31, 2006 at an exercise price equal to 120% of the closing bid price of the Company's common stock on the day that is one day prior to the initial closing date. The fair market value of the Company's common stock on that date was $0.175. Therefore, the exercise price of the warrants granted to Palisades is $0.21.
                                    F-29

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 9   CONVERTIBLE DEBT AND NOTES PAYABLE (CONTINUED)

The Debentures are convertible into shares of the Company's common stock at a price equal to $0.25 per share. The Company is obligated to pay 1/24th of the face amount of the Debenture on the first of every month, starting March 31, 2008, which payment can be made in cash or in common stock of the Company. The Company's obligation to repay Debentures is secured by all of its assets, and the assets of its wholly owned subsidiary, TWL Knowledge Group, Inc. (the "Subsidiary"), pursuant to a certain Security Agreement which the Company and the Subsidiary entered into with the investors on March 31, 2006. In addition, the Company's Subsidiary entered into a Subsidiary Guarantee with the investors on March 31, 2006 pursuant to which the Subsidiary agreed to guarantee the Company's repayment of the Debentures to the investors.

The guidance provided in EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," was applied to the Debentures. The results of this application resulted in no beneficial conversion features being recognized. However, the Debentures did include warrants that are considered derivative financial instruments. The total of the Palisades-related derivative warrant liabilities at March 31, 2006 totaled $933,238. This amount was recorded as financing costs in the statement of operations and derivative warrant liabilities in the long-term liabilities section of the balance sheet.

During the year ended June 30, 2006, the value of the derivative warrant liability decreased by $559,302 which is reflected as a component of other income in the accompanying consolidated statements of operations. Accrued interest on the Debentures at June 30, 2006 is $168,750.

As of June 30, 2006, convertible debt and notes payable consisted of the following:


     Notes payable to third parties:                                    June 30, 2006
     --------------------------------------------------------          --------------
     Bank notes payable; secured by Company vehicle,
      interest at 9.5% per annum, monthly payment of $574,
      matures October 2006.                                            $      12,496

     Senior secured convertible note payable to third party,
      due March 31, 2010, interest at 15% per annum,
      convertible at $0.25 per share, warrants are for four
      years to purchase 7,200,000 shares of common stock at
      $0.25 per share.                                                     4,500,000

      Convertible notes payable to third parties, interest at 9%
       per annum, principal and interest due January 7, 2006,
       past due, convertible at $0.45 per share, warrants are for three years to purchase 2,126,712 shares of common stock at
       $1.50 per share.                                                      475,000

                                         F-30

                           TWL Corporation and Subsidiaries
                       (formerly Trinity Learning Corporation)
                      Notes to Consolidated Financial Statements
                                    June 30, 2006

NOTE 9   CONVERTIBLE DEBT AND NOTES PAYABLE (CONTINUED)

     Notes payable to third parties:                                    June 30, 2006
     --------------------------------------------------------          --------------
      Note payable to related party, due December 31, 2004,
       past due, unsecured, interest at 6% per annum.                         17,103

      Notes payable to a related party; unsecured, interest
       at 8% per annum on $94,777; non-interest bearing on
       $76,447, payable on demand.                                           186,448

      Convertible note payable to a related party, unsecured,
       non-interest bearing, due December 31, 2006.                          300,000

      Note payable to a related party, unsecured, non-interest
       bearing, due December 31, 2006.                                       100,000

      Convertible note payable to a related party for IRCA purchase;
       due December 31, 2005, past due, unsecured, non-interest
       bearing convertible at $0.01 per share.                                20,000

      Convertible note payable to a related party for Riverbend
       purchase; due December 31, 2006, unsecured, non-interest
       bearing convertible at $0.01 per share.                                20,000

     Notes payable for capital lease obligations:
     --------------------------------------------
      Capital leases payable to third party, monthly payment of
       $176,673 through November 2008 then increasing to $194,600 per month through maturity date, interest at 7.25%, secured
       by building.                                                       13,242,921
                                                                         ------------
     Total notes payable                                                  18,873,968
     Less:  current maturities                                              (587,496)
     Less: current maturities - notes related party                         (543,551)
     Less:  current maturities   capital leases                           (1,199,294)
                                                                         ------------
     Long-term notes payable                                             $16,543,627
                                                                         ============

     Maturity schedule for notes payable:
     Fiscal Year                                     Amount
     ----------------------------------------     ------------
               2007                               $ 2,330,341
               2008                                 1,289,191
               2009                                 1,532,309
               2010                                 6,223,100
               2011                                 1,852,261
               Thereafter                           5,646,766
                                                  ------------
               Total                               18,873,968
                                                  ============

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 10 - STOCK OPTION PLAN

On December 2, 2002, at a special meeting of our shareholders, the 2002 Stock Plan was approved. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The Plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the Plan of (a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. On April 17, 2005, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the Plan of
(a) 11,000,000 shares, plus (b) an annual 500,000 increase to be added in fiscal years 2003 and 1,000,000 shares on the last day of each fiscal year thereafter unless a lesser amount is determined by the board of directors. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months.

The following schedule summarizes the activity during the fiscal years ended June 30, 2006 and June 30, 2005, respectively:

                                                 Weighted                   Weighted
                                                  Average                    Average
                                                 Exercise                   Exercise
                                    Shares        Price        Shares         Price
                                -------------  -----------  ------------  -----------
Outstanding at beginning of year  11,665,000   $     0.33     5,570,000   $     0.43
Granted                            2,004,000         0.18     6,220,000         0.25
Canceled                          (3,041,000)        0.45      (125,000)        0.30
                                -------------  -----------  ------------  -----------
Outstanding at end of year        10,628,000   $     0.30    11,665,000   $     0.33
                                =============  ===========  ============  ===========
Exercisable at year-end            6,614,393   $     0.33     6,367,431   $     0.36
                                =============  ===========  ============  ===========

                                   Weighted       Average     Number of      Weighted
Range of             Number of      Average     Remaining       Options       Average
Exercise               Options     Exercise   Contractual        Vested      Exercise
Price              Outstanding        Price  Life (Years) (Exercisable)         Price
-------------     ------------ ------------  ------------  ------------  ------------
$       0.05          450,000  $      0.05          1.28       450,000   $      0.05
$       0.16          500,000         0.16          4.84       187,450          0.16
$       0.19        1,475,000         0.19          4.61       912,500          0.19
$       0.22        3,880,000         0.22          3.80     1,414,043          0.22
$       0.25          500,000         0.25          1.42       500,000          0.25
$       0.25          200,000         0.25          1.54       200,000          0.25
$       0.27          125,000         0.27          3.89        66,838          0.27
$       0.50           25,000         0.50          1.76        25,000          0.50
$       0.50        1,010,000         0.50          2.18       958,790          0.50
$       0.50          875,000         0.50          2.51       784,263          0.50
$       0.50          250,000         0.50          2.59       213,660          0.50
$       0.50          260,000         0.50          2.92       200,543          0.50
$       0.50          978,000         0.50          3.58       630,373          0.50
$       0.85          100,000         0.85          3.18        70,883          0.85
-------------     ------------ ------------  ------------  ------------  ------------
                   10,628,000  $      0.30                   6,614,393   $      0.33
                  ============ ============                ============  ============

There are 1,386,000 options available for grant at June 30, 2006. The weighted average grant date fair value of options granted as of June 30, 2006, and 2005 is $0.30 and $0.33, respectively.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 11   WARRANTS

Through June 30, 2006, the Company had issued warrants for purchase of its common stock to investors and service providers in connection with its financing transactions. The principal terms of the warrants are summarized below:

                                                                    2006
                                                -------------------------------------
                                                            Exercise
                                                             Price        Exercisable
Description                                       Shares   Per Share        Through
-------------------------------------------------------------------------------------
October 2002 Equity Private Placement             500,000       0.25   September 2007
October 2002 Equity Private Placement
   Bonus Warrants (1)                             250,000       1.00   September 2010
May 2003 Equity Private Placement               2,438,000       0.25   September 2007
May 2003 Equity Private Placement               7,708,600       0.25     October 2007
May 2003 Equity Private Placement
   Bonus Warrants (1)                           1,219,000       1.00   September 2010
May 2003 Equity Private Placement
   Bonus Warrants (1)                           3,854,300       1.00     October 2010
Warrants issued to Mr. Swindells on note
   conversion                                     850,000       0.25    November 2007
Bonus warrants to Mr. Swindells (1)               425,000       1.00    November 2007
2004 Bridge Loan Warrant                        1,549,000       0.25         May 2010
2004 Bridge Loan Warrant                        1,146,000       0.25    February 2010
Warrants Issued to Financial Advisors             125,000       1.00        July 2009
Warrants Issued to Financial Advisors           1,600,000       0.81      August 2009
Warrants issued to Financial Advisors              20,000       0.25        July 2008
Warrants issued to Financial Advisors             190,050       0.25     October 2008
Warrants issued to Financial Advisors              10,000       0.25     October 2008
2005 Convertible Loan Warrants                  1,476,027       0.25     January 2009
Warrants Issued to Financial Advisors             150,000       0.31      August 2008
Warrants Issued to Financial Advisors             376,818       0.31        July 2010
Warrants Issued to Financial Advisors           3,391,362       0.27        July 2010
Warrants Issued to Debt Private Placement         250,000       0.15       March 2008
Warrants Issued to Equity Private Placement       937,500       0.20       March 2008
Warrants Issued to debt holders that
   converted debt during calendar 2005          1,476,027       0.25     January 2008
Warrants Issued to Creditors                       75,000       0.30       March 2008
Warrants Issued to Debt Private Placement       7,200,000       0.25       March 2010
-------------------------------------------- ------------ ----------
Total Granted                                  37,217,684       0.39
Exercised                                               -
                                             ------------
Total Outstanding                              37,217,684
                                             ============

We recognized valuation expense of $1,393,852 for warrants granted in relation to debt financing and 348,672 related to other services performed on behalf of the Company for the fiscal year ended June 30, 2006. We recognized valuation expense of $3,393,224 for the fiscal year ended June 30, 2005. The warrant expense was calculated using the Black Scholes valuation model.

(1)  Bonus warrants are issuable upon exercise of the original warrant.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 12   INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total deferred tax asset, and deferred tax asset valuation allowance at June 30, 2006 is as follows:

                                               June 30, 2006  June 30, 2005
                                               -------------  -------------
     Net operating loss carryforward
       Federal                                 $  8,060,697   $  2,860,502
       State                                      1,598,717        375,142
       Foreign                                    1,044,419        685,500
     Reserve for deferred revenues
       Federal                                    1,134,831      1,336,500
       State                                        267,048        314,500
     Accrued compensation costs
       Federal                                       78,372         46,000
       State                                         18,440         10,800
     Accrued amortization
       Federal                                      105,440         52,400
       State                                         24,780         12,300
     Accumulated depreciation
       Federal                                       44,900        268,100
       State                                        104,700         63,100
                                               -------------  -------------
                                                 13,324,601      6,024,844
     Less valuation allowance for
     deferred tax assets                        (13,324,601)    (6,024,844)
                                               -------------  -------------
           Net Current Deferred Tax Assets     $          0   $          0
                                               =============  =============
     Inventory Reserve
       Federal                                 $    178,220   $          -
       State                                         41,934              -
     Contingent Legal Fee Reserve
       Federal                                       68,000              -
       State                                         16,000              -
     Bad Debt
       Federal                                      111,806              -
       State                                         26,307              -

The valuation allowance for deferred tax assets was increased by $7,299,757 during the year ended June 30, 2006.

At June 30, 2006, the Company has available net operating loss carryforwards of approximately $23,707,932 for federal income tax purposes that begin to expire in 2021. The federal carryforwards resulted from losses generated in 2001 through 2005. The Company also has net operating loss carryforwards available for state income tax purposes of $19,983,964 that begin to expire in 2021. The Company also has approximately $2,748,470 of foreign net operating loss carryforwards. These loss carryovers are limited per Section 382.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 12   INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

                                                              2006           2005
                                                         -------------  -------------
     Expense at Federal statutory rate   34%              $(7,088,030)   $(4,118,209)
     State tax effects, net of Federal tax benefits        (1,276,075)      (711,313)
     Nondeductible expenses                                 1,423,267      2,202,578
     Foreign tax effects                                     (358,919)      (116,000)
     Taxable temporary differences                                  -              -
     Deductible temporary differences                               -              -
     Acquired net operating loss carryforward
       from subsidiary                                              -              -
     Deferred tax asset valuation allowance                 7,299,757      2,742,844
                                                         -------------  -------------
           Income tax provision                          $          -   $          -
                                                         =============  =============

No goodwill is expected to be deductible for tax purposes in any geographical segment.

The components of income (loss) before taxes for domestic and foreign operations are as follows for the year ended June 30, 2006 and 2005.

                                            2006                       2005
                                -------------------------  --------------------------
                                   Domestic     Foreign       Domestic      Foreign
                                ------------- -----------  -------------  -----------
Revenues                        $ 25,013,792  $  826,676   $  9,171,584   $2,005,390
Expenses                          40,340,631   1,743,658     18,166,359    2,593,244
                                ------------- -----------  -------------  -----------
Loss from Operations             (15,326,839)   (916,982)    (8,994,775)    (587,854)
Other Expenses                    (5,520,308)    (15,488)    (6,131,620)      (3,942)
Minority Interest and Equity               -           -              -       59,215
                                ------------- -----------  -------------  -----------
Loss before Income Taxes        $(20,847,147) $ (932,470)  $(15,126,395)  $ (532,581)
                                ============= ===========  =============  ===========

Note 13   Segment and Related Information

We operate as a single business segment and have one product offering which is training and education; however, our consolidated subsidiaries are organized geographically into reporting segments consisting of the United States Division, the European Division, and the Australia Division. Our United States division comprises our corporate operations and subsidiaries domiciled in the United States of America. The European division comprises subsidiaries domiciled in Europe; the Australia Division comprises subsidiaries domiciled in Australia. The South Africa division comprises non-consolidated subsidiaries domiciled in South Africa accounted for using the equity method of accounting including a two person office owned by them in Australia.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 13   SEGMENT AND RELATED INFORMATION (CONTINUED)

As of and for the fiscal year ended June 30, 2006:

                                                             Investment
                                              Depreciation   Losses in
                                Operating          &         Associated     Accounts
                   Revenue         Loss       Amortization   Companies     Receivable
               -------------  -------------  -------------  -----------  ------------
United States  $ 25,013,792   $(15,326,838)  $  3,754,468   $        -   $ 2,425,180
Europe              380,426       (854,962)         1,789            -       206,811
Australia           446,250        (62,020)        11,348            -        48,654
South Africa              -              -              -            -             -
               -------------  -------------  -------------  -----------  ------------
Total          $ 25,840,468   $(16,243,820)  $  3,767,605   $        -   $ 2,680,555
               =============  =============  =============  ===========  ============

                                   Property &        Total          Net
                     Goodwill      Equipment        Assets        Assets
                   -----------   -------------  ------------- --------------
United States      $        -    $  5,064,927   $ 10,816,263  $ (22,637,558)
Europe                      -          17,659        283,682       (855,430)
Australia                   -          22,140        129,489       (154,621)
South Africa                -               -              -              -
                   -----------   -------------  ------------- --------------
                   $        -    $  5,104,726   $ 11,229,434  $ (23,647,609)
                   ===========   =============  ============= ==============

NOTE 14   STOCKHOLDERS' EQUITY

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

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 14   STOCKHOLDERS' EQUITY (CONTINUED)

On January 7, 2005, we closed an offering of Notes in the aggregate principal amount of $1,552,500. The Notes mature in twelve months and accrue interest at a rate of 9% per annum. The principal amount of the Notes and accrued interest thereon are convertible into shares of our common stock at any time prior to the due date of the Notes, we also issued three-year warrants to purchase an aggregate of 2,126,712 shares of our common stock at an exercise price of $1.50 per share.
On July 13, 2005 the Company issued to Laurus Master Fund, Ltd. 1,198,124 share of common stock in connection with the payoff converting a portion of a Secured Convertible Term Note and Securities Purchase Agreement at a conversion price of $0.24 per share. Accordingly, $287,550 has been credited to common stock.

On September 30, 2006 an affiliate of the Company converted its non-recourse convertible note originally dated as of March 1, 2004 into 1,100,000 shares of common stock at a conversion price of $0.454545 per share, resulting in a $500,000 credit to common stock.

In March 2006 the Company issued 25,000 three-year warrants to Johnson Printing with an exercise price of $0.30 per share. Johnson Printing provides printed materials and products to the Company.

In March 2006 the Company issued 50,000 three-year warrants to ElectroLab Training with an exercise price of $0.30 per share. ElectroLab Training provides proprietary products and training services to the Company.

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

On February 1, 2006 the Company issued 480,000 shares of common stock for services rendered, and to be rendered, on behalf of the Company. The value of the services was valued at $0.24 per share. Per the agreement with DJI Partners, 20,000 shares are recognized as expense each month. Accordingly, 380,000 shares have been recorded as deferred financial advisory fees and valued at $91,200.

During the year ended June 30, 2006, the Company issued 80,000 and 100,000 shares of common stock for services rendered on behalf of the Company at a price of $0.24 and $0.25 per share, respectively. Accordingly, an aggregate of $38,975 has been recorded to the common stock account of the Company.

NOTE 15   GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do currently possess a financial institution source of financing although we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 15   GOING CONCERN (CONTINUED)

To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, and collections on accounts receivable. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.

Trinity's future capital requirements will depend on our ability to successfully implement new revenue generating opportunities as well as reduce redundant expenses, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets and enhanced product offerings. The Company is investing a significant amount of its available working capital into sales and marketing activities. The Company has hired additional sales personnel and contracted with a third party marketing organization to assist with customer satisfaction surveys as well as a needs and usage survey. These surveys will provide information that will allow the Company to tailor its product offerings to coincide with customer desires. Further, with the additional funding received (described in more detail in Footnote 16) the Company is using a portion of the net proceeds to pay outstanding balances due creditors. This will enable the Company to purchase additional products and materials for resale. In addition, the Company has entered into two sublease agreements for office space in its facilities at 4101 International Parkway, Carrollton Texas. Currently, the Company receives approximately $64,000 per month related to the sublease agreements.

NOTE 16   SUBSEQUENT EVENTS

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company's loan in the amount of $7,000,000 to Laurus (the "Subordination"). Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006. As consideration for the waiver, the Company agreed to issue Palisades 1,000,000 shares of Preferred Stock having a 7% coupon which is convertible into Common Stock at $0.10 per share (the "Palisades Preferred Stock") and lower the conversion price for the debentures dated March 31, 2006 issued to Palisades to $0.10. The Palisades Preferred Stock shall pay the 7% coupon semi-annually. Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).

We also agreed to file a registration statement registering the resale of the shares issuable upon the conversion of the Palisades Preferred Stock no later than 210 days after the Palisades Closing Date (as defined below). We further agreed to issue an additional 82,800,000 warrants to Palisades (the "Additional Warrants") as consideration for the waiver, such that Palisades would have the right to substitute the Additional Warrants for Preferred Stock of the Company under similar terms and conditions as any Preferred Stock that would be issued to Laurus, predicated upon the Company agreeing to a financing agreement with Laurus on or before August 31, 2006.

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 16   SUBSEQUENT EVENTS (CONTINUED)

On July 31, 2006 (the "Palisades Closing Date"), the Company entered into a subsequent Letter Agreement with Palisades (the "Letter Agreement #2") whereby Palisades and the Company agreed to modify the Letter Agreement #1, such that Palisades would subordinate its security interest in all of the assets of the Company and its subsidiaries to Laurus. As consideration for the Waiver, the Subordination and Palisades' agreement to surrender the 7,200,000 warrants issued in connection with the March 2006 Financing and in lieu of the Company issuing the additional 82,800,000 warrants as agreed to pursuant Letter Agreement #1, the Company agreed to issue to Palisades an additional 1,800,000 shares of Preferred Stock with the terms as set forth above.

On August 31, 2006 (the "Closing Date"), the Company entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus") and Palisades Equity Fund ("PEF"), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. As a part of this financing, PEF agreed to return all of its warrants issued under the March 31, 2006 Securities Purchase Agreement. In return, they were issued $1,800,000 of convertible preferred stock. PEF was also issued $1,000,000 of convertible preferred stock as part of this transaction. The securities being sold and issued to Laurus include the following:

- A secured three-year term note (the "Secured Note") with a principal amount of $2,500,000 (the "Secured Note Amount"), which matures on August 31, 2009 (the "Maturity Date");

- A secured three-year revolving note with a principal amount of $5,000,000 (the "Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the "Notes"); and

- 1,500,000 shares (the "Shares") of preferred stock (the "Preferred Stock"), of the Company, which is redeemable by the Company at a price of $0.10 per share (the "Set Price") at any time until August 31, 2011, and may be converted by Laurus at any time into common stock, no par value per share (the "Common Stock"), of the Company at the Set Price.

Of the Secured Note, net proceeds of $2,173,000 were received by the Company on the Closing Date. Any proceeds of the Revolving Note will be deposited in a restricted account with Col Taylor Bank as security for the total loan amount and for use by us to make acquisitions as approved by Laurus. We also agreed to pay, out of the Loan proceeds, the sum of $270,000 to Laurus Capital Management, LLC, the manager of Laurus, the sum of $60,000 to Laurus as reimbursement for Laurus' legal fees, due diligence fees and expenses incurred in connection with the transaction, and $2,000 to Loeb & Loeb LLP as escrow agent fees.

The Notes are secured by a blanket lien on all of the Company's assets, the assets of the Company's subsidiaries and the cash held in the restricted account at Col Taylor Bank. The Company pledged its ownership interests in TWL Knowledge Group, Inc., its subsidiary, to Laurus in connection with the aforementioned financing. In the event of a default, Laurus has the right to accelerate payments under the Notes and, in addition to any other remedies available to it, to foreclose upon the assets securing the Notes.

The principal amount of the Secured Note carries an interest rate of prime plus three percent (the "Secured Note Rate"), subject to adjustment, and we must make monthly amortizing payments of $42,500, commencing January 1, 2007 and with said monthly amortizing payments increasing to $62,500 commencing on January 1, 2008, toward the outstanding non-restricted principal amount. Furthermore, the Secured Note Rate shall not at any time be less than nine percent (9.0%). The Company may prepay the Secured Note at any time by paying Laurus 105% of the Secured Note Amount if such prepayment occurs prior to the first anniversary of the Closing Date, 103% if such prepayment occurs on or after the first anniversary of the Closing Date and prior to the second anniversary of the Closing Date, or 101% of the Secured Note Amount outstanding at such time if such prepayment occurs thereafter but prior to the Maturity Date, plus any accrued but unpaid interest thereon.
                                    F-39

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                               June 30, 2006

NOTE 16   SUBSEQUENT EVENTS (CONTINUED)

The principal amount of the Revolving Note carries an interest rate of prime plus two percent (the "Revolving Note Rate"), subject to adjustment, and we must make said monthly interest payments, payable in arrears, commencing September 1, 2006. Furthermore, the Revolving Note Rate shall not at any time be less than nine percent (9.0%). This monthly interest payment amount will be increased proportionately if and when funds are released from the restricted account. The Company may prepay the May 2006 Revolving Note at any time without penalty.

In consideration of the foregoing and so long as no Event of Default, as defined in the Security Agreement entered into by and between the Company, Laurus and TWL Knowledge Group, Inc., has occurred and is continuing, Laurus agreed not to directly or indirectly, sell, offer, contract or grant any option to sell (including without limitation any short sale), pledge, transfer, establish an open "put equivalent position" within the meaning of Rule 16a-1(h) under the U.S. Securities Exchange Act of 1934, as amended, or otherwise dispose of any Shares or publicly announce an intention to do any of the foregoing, for a period of no less than twelve (12) months from the Closing Date.

The Shares of Preferred Stock are convertible into shares of our common stock at a price of $0.10 per share, subject to anti-dilution adjustments. Laurus has contractually agreed to restrict its ability to convert the Shares of Preferred Stock and receive shares of the Company's Common Stock such that the number of shares of the Company common stock held by it after such exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. Such restriction shall automatically become null and void following notice to the Company upon occurrence of an event of default under the agreements with Laurus or upon 61days prior notice to the Company.

We also have granted Laurus a right of first refusal with respect to any debt or equity financings, with such restriction being in effect for no longer then 2 years after the Closing Date.

The Company is obligated to file a registration statement registering the resale of shares of the Company's Common Stock issuable upon the conversion of the Shares. If the registration statement is not filed within 60 days of Closing Date, or declared effective within 180 days of Closing Date, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

On September 26, 2006, the Company held a Special Shareholders meeting, for the Company's shareholders of record as of August 11, 2006 (the "Record Date"), as was previously disclosed by the Company in its Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006. During the meeting, the affirmative vote of the Company's shareholders holding the majority of the Company's outstanding shares as of the Record Date approved the following proposals:

1. Amending the Company's Articles of Incorporation to change the name of the Company from Trinity Learning Corporation to TWL Corporation; and

2. Amending the Company's Articles of Incorporation to increase the authorized number of common stock from 100,000,000 shares to 750,000,000 shares.

3. In addition, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware, effective as of September 12, 2006, to effect a name change of its subsidiary Trinity Workplace Learning to TWL Knowledge Group, Inc.


                                    F-40

ITEM 8. CONTROLS AND PROCEDURES

     TWL Corporation ("TWL")maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the completion of its audit of, and the issuance of its report on, TWL's consolidated financial statements for the year ended June 30, 2005, Chisholm, Bierwolf & Nilson, LLC ("CBN") identified deficiencies that existed in the design or operation of our internal controls over financial reporting of our subsidiaries that it considered to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as "a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." CBN advised the Audit Committee of Trinity Learning's Board of Directors of the following material weaknesses in our financial reporting: (i) inadequate control over activities and reporting relating to Trinity Learning's subsidiaries; and (ii) lack of sufficient resources to identify and properly address technical SEC and reporting issues.

     The Company did not timely file its annual report on Form 10-KSB for the fiscal year ended June 30, 2006. In addition, as noted above and as previously disclosed, material weaknesses had been identified by CBN that contributed to the Company's failure to timely file its annual report on Form 10-KSB for the fiscal year ending June 30, 2005 or, with respect to the audited and proforma financial statements relating to its acquisition of the Primedia assets, its Current Report on Form 8-K. Accordingly, the Company's chief executive officer and its chief financial officer concluded that such controls and procedures were not effective as of June 30, 2006 or 2005, respectively.

     In connection with its audit of, and the issuance of its report on our consolidated financial statements for the year ended June 30, 2006, CBN, Certified Public Accountants, of Bountiful, Utah, informed the Audit Committee of Trinity Learning's Board of Directors of the following material weaknesses in our financial reporting: (i) inadequate control over activities and reporting relating to Trinity Learning's subsidiaries and
(ii) lack of sufficient resources to identify and properly address technical SEC and reporting issues.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that the disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, were not effective as of June 30, 2006. Chisholm Bierwolf & Nilson has not provided an attestation report on management's assessment of our internal control over financial reporting.

     There was no change in our internal control over financial reporting that occurred during fourth fiscal quarter of the Company's fiscal year ending June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    80 of 95

     In light of the material weaknesses identified by CBN, the Company continues to review it's disclosure, financial information, internal controls and procedures and organization and staffing of its corporate accounting department. The Company retained an independent third party accounting firm to assist with the review of disclosure requirements for SEC reporting. In addition, the Company continues to retain outside legal counsel to assist in, among other things, in its efforts to timely file or submit our future reports under the Securities Exchange Act of 1934, as amended. Management intends to continue focusing on strengthening the Company's controls and procedures.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that for the fiscal year ended June 30, 2006, our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A. OTHER INFORMATION
     None.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, ages and titles of our executive officers and directors.

     Name                     Age       Position
     ---------------------    -------   ------------------------------
     Dennis J. Cagan          61        Chief Executive Officer,
                                        President and Director
     Patrick R. Quinn         46        Chief Financial Officer
                                        and Chief Operating Officer
     Douglas D. Cole          51        Executive Vice President and
                                        Director
     William D. Jobe          68        Director
     Richard G. Thau          59        Director
     Arthur Ronald Kidson     62        Director
     Ron S. Posner            64        Director
     David B. Batstone(1)     48        Director

     *Rich Marino resigned and terminated his employment as President, Chief Executive Officer and as an employee of the Company on May 3, 2006.
     (1) David B. Batstone was appointed as a member of the Company's board of Directors on September 13, 2006.

                                  81 of 95

Certain biographical information pertaining to the above-named officers and directors is set forth below:

DENNIS J. CAGAN

Mr. Cagan was appointed as our permanent Chief Executive Officer and President on August 31, 2006. Mr. Cagan has also served as a director since May 2005. He has been in the high technology industry as an active entrepreneur for over 38 years, having founded over a dozen different companies. He has been an investor and professional board member (over 40 boards) for over 25 years. Most recently as the founder, Chairman and CEO of the Santa Barbara Technology Group, LLC, Mr. Cagan oversees all activities including monitoring portfolio investments, consulting to early-stage technology companies, and selecting new investments. Santa Barbara Technology Group, LLC is a private investment and consulting firm engaged primarily in working with, and investing in early-stage technology companies in Santa Barbara. Mr. Cagan is currently on the Boards of Directors of Acorn Technologies, Inc.; Pacific Palisades; BNI Holdings, Goleta, CA. (formerly Bargain Network); InQ, Inc. (Chairman), Agoura Hills, CA.; Nutricate Corp., Santa Barbara, CA.; Truston, Inc., Santa Barbara, CA. (Chairman); and SaluDent International, Inc., Santa Barbara, CA. (Chairman). His non-profit activities include: Executive Board, California Coast Venture Forum; and Board of Directors, Santa Barbara County's United Way.

DOUG COLE

Mr. Cole is Vice Chairman and Executive Vice President, has been a director of the Company since 2002 and was our Chief Executive Officer until February 1, 2006 when the company moved its corporate headquarters to Texas. For the past 28 years, Mr. Cole has worked in the information technology industry, with a focus on sales and marketing. He has successfully completed numerous acquisitions, OEM agreements, International Distribution and strategic partnerships for and among various companies over his career, ranging from Hewlett Packard, Canon, Texas Instruments, Sony and IBM. From 1998 to 2000, Mr. Cole served as a director of RateXchange Corporation and as a director of two of its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. He served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from 1999 to 2000. Mr. Cole was the founder and Chief Executive Officer of Great Bear Technology from its inception in 1992 until its merger with Graphic Zone Inc. in 1992. Mr. Cole is a graduate of the University of California, Berkeley.

PATRICK R. QUINN

Mr. Quinn was appointed as the Company's Chief Financial Officer in May 2005, and subsequently appointed as the Company's Chief Operating Officer on August 31, 2006. From March 2004 to May, 2005, Mr. Quinn was employed by Primedia Workplace Learning ("PWPL") as the Chief Financial Officer. PWPL was a wholly-owned subsidiary of Primedia Inc (NYSE PRM). From 2000 to 2003 Mr. Quinn was Chief Financial Officer for Fusion Laboratories, Inc. From 1997 to 2000 Mr. Quinn was Chief Financial Officer of B.R. Blackmarr &Associates, until its merger into BrightStar Information Technology Corp (NASDAQ BTSR) where he was the Controller. From 1989 to 1997 Mr. Quinn was Vice President/Chief Financial Officer for Affiliated Computer Systems/Precept. Mr. Quinn has also been an adjunct professor of finance in the MBA program at the University of Dallas, where he was rated in the top 5% of the adjunct faculty.

WILLIAM  D. JOBE

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

                                  82 of 95

RICHARD G. THAU

Mr. Thau has been a director of the Company since 2004. Mr. Thau is currently self-employed and is actively engaged in consultant/mentor/advisor activities. He is also an investor in early stage information technology companies and serves as an executive-in-residence at InterWest Partners. From 1990 to 1999, Mr. Thau served as Director, Chairman of the Board and CEO of FullTime Software (formerly Qualix Group), a provider of software for network-based computing. He also is the former CEO of Micro-MRP. Mr. Thau is Chairman of Availigent Systems and holds advisory and/or board positions at Symphoniq Corp, LandSonar, Inc., iBreva and Nomea. Mr. Thau is a graduate of the State University of New York at Stony Brook.

ARTHUR RONALD KIDSON

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

RON S. POSNER

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

DAVID B. BATSTONE

Mr. Batstone was appointed as a member of our Board of Directors on September 13, 2006. Prior to joining the Company's Board, David Batstone has been a fully tenured Professor at the University of San Francisco from fall of 1994 to the present date. He also has served as President of Right Reality, a publishing and consulting firm since he founded the company in September 2004. He currently serves as the Senior Editor of Worthwhile magazine - a post he has held since the fall of 2004 - and Editor-at-Large
of Sojourners magazine   a post he had held since the fall of 2001.  In the
fall of 1998 David Batstone was part of the founding team that launched Business 2.0 magazine, and served on the executive editorial team until he departed in fall of 2000. In 2000 and 2001 David Batstone was a managing partner in the investment banking firm, NetCatalyst. He received his B.A. from Westmont College in Santa Barbara, CA in May, 1980; his M. Div. from the Pacific School of Religion in Berkeley in May, 1984; his Ph.D. from the Graduate Theological Union/University of California Berkeley in May 1989.

CODE OF ETHICS

     We have adopted a code of ethics that applies to all employees of our company, including employees of our subsidiaries, as well as each member of our board of directors. The code of ethics is available on our website at www.trinitylearning.com.


                                  83 of 95

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act as of June 30, 2006:

                                                             Known failures
Name and                  Number of    Transactions not           to file a
Relationship           late reports     timely reported       required form
--------------------   ------------    ----------------     ---------------
Dennis J. Cagan                0                   0                   0
Patrick R. Quinn               1                   1                   0
Douglas D. Cole                2                   1                   0
William D. Jobe                1                   1                   0
Richard G. Thau                1                   1                   0
David B. Batstone             --                  --                   0
Ron S. Posner                  1                   1                   0
Arthur Kidson                  2                   1                   0

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

                                  84 of 95

                              SUMMARY COMPENSATION TABLE

                                  Annual Compensation          Long Term Compensation
                                 -------------------           ----------------------
                                                                         Long
                                                Other   Restr            Term     All
Name &                                         Annual   icted          Incen-   Other
Principal                                      Compen   Stock    Stock   tive  Compen
Position           Year    Salary    Bonus     sation  Awards  Options Payout  sation
-------------------------------------------------------------------------------------
Dennis Cagan       2006   $41,666        -          -       -  375,000      -       -
Chief Executive
Officer, President
and Director (1)

Doug Cole
Executive Vice
President          2006  $198,359        -  $6,000(4)       -  250,000      -       -
                   2005  $180,000        - $64,000          -  500,000      -       -

Edward P. Mooney
President(3)       2006  $146,352       -           -       -        -      -       -
                   2005  $180,000       -  $12,000(5)       -  500,000      -       -

Rich Marino
Chief Operating
Officer (2)        2006  $231,550  $30,000  $4,500(6)       -  250,000      -       -
                   2005  $240,000        -  $4,500          -        -      -       -

Patrick R. Quinn
Chief Financial
Officer and        2006  $186,500        -  $5,000(7)       -  500,000      -       -
Chief Operating    2005   $25,223        -          -       -  250,000      -       -
Officer


(1) Mr. Cagan was appointed on May 9, 2006, as the Company's Chief Executive Officer.
(2)  Mr. Marino resigned as the Company's Chief Executive Officer on May 3,
     2006.
(3)  Mr. Mooney resigned as President of the company on January 9, 2006.
(4)  Transportation and travel pursuant to employment agreement for Mr.
     Cole.
(5)  Transportation and travel pursuant to employment agreement for Mr.
     Mooney.
(6)  Transportation and travel pursuant to employment agreement for Mr.
     Marino.
(7)  Transportation and travel pursuant to employment agreement for Mr.
     Quinn.

COMPENSATION OF DIRECTORS

     Non-employee members of our board of directors have been granted options from time to time to purchase shares of our common stock, but are not otherwise compensated in their capacity as directors. We do not pay any fees for attendance at committee meetings.

EMPLOYMENT AGREEMENTS WITH THE MANAGEMENT

     We entered into a full time employment agreement (the "Agreement") with Dennis J. Cagan, our Chief Executive Officer, President and Director, on September 1, 2006. The Agreement is effective for a term beginning on the date of the Agreement and terminating on December 31, 2009 (the "Employment Period"), unless earlier terminated as provided in the Agreement. The Agreement may also be renewed by mutual written agreement between Mr. Cagan and the Company. Mr. Cagan' base compensation under the Agreement is $250,000 per year. Furthermore, Mr. Cagan shall be awarded pursuant to the Agreement the amount of stock options equal to 3% of the total number of fully diluted equity composed of the sum of (i) the number of shares of common stock of the Company outstanding on the date of the grant, (ii) the total amount of all granted options outstanding on the date

                                  85 of 95

of the grant (regardless of vesting), and (iii) the total amount of stock options authorized to be granted by the Company under the 2002 Stock Option Plan (including any increases authorized by the board of directors within the fourth quarter of the 2006 calendar year) (the "Options"). The Options shall vest as follows: 1/3 to vest on the date of the Agreement, and with 1/36 of the balance to vest each month over a 36 month period beginning on the date of the Agreement; provided that upon a change of control (as defined in the Agreement), 100% of all unvested options will vest, and provided further that in the event that Mr. Cagan's employment is terminated pursuant to Section 4(d)(i) of the Agreement, then he shall be entitled to an acceleration of vesting of 1/2 of the remaining unvested Options. Furthermore, Mr. Cagan is entitled to certain bonus compensation based on certain Company benchmarks as set forth in Exhibit A annexed to the Agreement.

     The Company is required to promptly reimburse Mr. Cagan for all business related out-of-pocket expenses reasonably incurred in performing his responsibilities under the agreement. Mr. Cagan is entitled to a certain amount of days of paid vacation, to be scheduled and taken in accordance with the Company's standard vacation policies. In addition, Mr. Cagan is entitled to sick leave and holidays at full pay in accordance with the Company's policies established and in effect from time to time. The Agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. Both the Company and Mr. Cagan have the right to voluntarily terminate the Agreement at any time with or without cause. If the Company voluntarily terminates the Agreement, the Company must pay Mr. Cagan a cash sum equal to his monthly salary over a 12 month period; provided that, said compensation will include all accrued vacation pay and bonuses, if any, as Mr. Cagan would have been entitled to pursuant to the Agreement. If Mr. Cagan resigns from his employment, he will be entitled to receive compensation amount equal to his annual base salary of $250,000 plus any accrued leave through the date of termination. All of Mr. Cagan's rights to his annual base salary and benefits hereunder which accrue or become payable after the date of such termination of the Employment Period shall cease upon such termination. In addition, Mr. Cagan shall be eligible for payment of any bonuses (earned prior to termination) as provided in the Bonus Plan (as defined in the Agreement) and be entitled to exercise his Options in accordance with Exhibit "B" annexed to the Agreement.

     We entered into a three-year employment agreement with Patrick Quinn, our Vice President of Finance, and Chief Financial Officer and Chief Operating Officer on February 1, 2006. The agreement initially provided for base salary of $187,000 per annum ("Annual Base Salary"). According to the agreement, the annual base salary may be further adjusted from time to time by the Board of Directors. The Board will review Mr. Quinn's salary at least once during each calendar year, beginning with calendar year 2007. Mr. Quinn is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. As part of the compensation package given to Mr. Quinn, he will receive during the calendar year of 2006, 250,000 stock options which shall vest over a three-year period pursuant to the Company's 2002 Stock Option Plan. Mr. Quinn's employment period will continue until December 31, 2007 unless earlier terminated. If we terminate the agreement without cause (as defined in the agreement), Mr. Quinn is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives for a six month period after the date of termination, together with expenses incurred as of the date of termination. In addition, the Company shall pay Mr. Quinn the portion of the Annual Bonus attributable to any calendar year of the Company (or portion thereof) accrued through the date of termination. If Mr. Quinn terminates the agreement (as defined in the agreement), Mr. Quinn is entitled to receive his Annual Base Salary plus any accrued leave through the date of termination. All of Mr. Quinn's rights to Annual Base Salary and benefits pursuant to the Employment Agreement which accrue or become payable after the date of such termination of the employment period shall cease upon such termination. The agreement contains a non-competition covenant that survives for a period of six months after termination of employment.

     We entered into a three-year employment agreement with Douglas Cole, our Executive Vice President on February 1, 2006. The agreement initially provided for base salary of $180,000 per annum ("Annual Base Salary"). According to the agreement, the annual base salary may be further adjusted from time to time by the Board of Directors. The Board

                                  86 of 95

will review Mr. Cole's salary at least once during each calendar year, beginning with calendar year 2007. Mr. Cole is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. As part of the compensation package given to Mr. Cole, he will receive during the calendar year of 2006, 250,000 stock options which shall vest over a three-year period pursuant to the Company's 2002 Stock Option Plan. Mr. Cole's employment period will continue until December
31, 2007 unless earlier terminated. If we terminate the agreement without cause (as defined in the agreement), Mr. Cole is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives for a six month period after the date of termination, together with expenses incurred as of the date of termination. In addition, the Company shall pay Mr. Cole the portion of the Annual Bonus attributable to any calendar year of the Company (or portion thereof) accrued through the date of termination. If Mr. Cole terminates the agreement (as defined in the agreement), Mr. Cole is entitled to receive his Annual Base Salary plus any accrued leave through the date of termination. All of Mr. Cole's rights to Annual Base Salary and benefits pursuant to the Employment Agreement which accrue or become payable after the date of such termination of the employment period shall cease upon such termination. The agreement contains a non-competition covenant that survives for a period of six months after termination of employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of September 22, 2006 regarding current beneficial ownership of our common stock by (i) each person known by us to own more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on 43,415,513 outstanding shares of common stock as of October 9, 2006.
Unless otherwise indicated, the address for each of the following is 4101 International Parkway Carrollton, Texas 75007.


                                                                  Total       Percent
                                                 Number of   Beneficial      of Class
                                 Number of       Options &    Ownership  Beneficially
Beneficial Owner              Shares Owned    Warrants (1)          (2)         Owned
----------------------------  ------------  --------------  -----------  ------------
Dennis J. Cagan
 Chief Executive Officer
 President and Director                 0    6,874,300 (3)   6,874,300         5.37%

Patrick R. Quinn
 Chief Financial Officer &
 Chief Operating Officer                0    2,400,000 (9)   2,400,000         1.66%

Doug Cole
 Executive Vice President
 & Director                     2,009,972    1,775,000 (4)   3,784,927         6.86%

William Jobe
 6654 Bradbury Court
 Fort Worth, TX  76132
 Director                         200,000      895,000 (5)   1,095,000         1.70%

Arthur R. Kidson
 2 Epsom Road
 Stirling, East London
 Republic of South Africa
 Director                               0      720,000 (6)     720,000             *

Richard G. Thau
 2468 Sharon Oaks Drive
 Menlo Park, CA  94025
 Director                               0    1,055,000 (7)   1,055,000         1.40%

                                       87 of 95

Ron S. Posner
 820 Stony Hill Road
 Tiburon, CA 94920
 Director                         100,000      540,000 (8)     640,000             *

David B. Batstone
Director                                0      440,000(10)      440,000            *

Steven Hanson
 1319 NW 86th Street
 Vancouver, WA 98665
 5% Shareholder                 2,000,000    3,000,000       5,000,000        10.77%

Theodore Swindells
 11400 Southeast 8th Street
 Bellevue, WA 98004
 5% Shareholder                 1,550,000    1,275,000       2,825,000         6.32%

Luc Verelst
 Verbier, Switzerland 1936
 5%  Beneficial Owner           3,725,138    4,000,000       7,725,138        16.29%
----------------------------  ------------  --------------  -----------  ------------
All executive officers and
 directors of the Company
 as a group (8 persons)         2,309,972    6,353,519       8,663,491        17.41%
----------------------------  ------------  --------------  -----------  ------------

     *Denotes  less  than  one  percent  (1%).

     ** Unless otherwise stated, all stock options granted expire 5 years from the date of the respective stock option grant.

(1) Reflects warrants, options or other convertible securities that will be exercisable, convertible or vested as the case may be within 60 days of June 30,2006.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following June 30, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such shareholder's name.

(3) Consists of (i) 25,000 stock options, which are fully vested, granted on October 9, 2002 and which expire on October 9, 2007; (ii) 125,000 stock options granted on May 19, 2005, of which 71,896 would vest by September 1, 2006; (iii) 250,000 stock options granted on May 9, 2006, of which 125,000 would vest by September 1, 2006; (iv) 125,000 stock options granted on February 8, 2006, fully vested; and (v) 6,349,300 stock options granted on September 26, 2004, of which 80,000 vested by September 30, 2006. **

(4) Consists of (i) 250,000 stock options, fully vested, granted on December 1, 2002 and which expire on October 9, 2007; (ii) 250,000 stock options granted on December 31, 2003, of which 234,490 would vest by September 1, 2006; (iii) 250,000 stock options granted on January 28, 2005, of which 164,023 would vest by September 1, 2006; (iv) 250,000 stock options granted on April 18, 2005, of which 148,850 would vest by September 1, 2006; (v) 250,000 stock options granted on February 8, 2006, of which 111,111 would vest by September 1, 2006; and (vi) 525,000 stock options granted on September 26, 2004, of which 2,116,433 vested by September 30, 2006. **

                                  88 of 95

(5) Consists of (i) 25,000 stock options, fully vested, granted on October 9, 2002; (ii) 125,000 stock options granted on December 31, 2003, of which 117,245 would vest by September 1, 2006; (iii) 25,000 stock options granted on September 1, 2004, of which 19,283 would vest by September 1, 2006; (iv) 125,000 stock options granted on January 28, 2005, of which 82,011 would vest by September 1, 2006; (v) 125,000 stock options granted on April 18, 2005, of which 74,425 would vest by September 1, 2006; (v) 150,000 stock options granted on February 8, 2006, which are fully vested; and (vi) 320,000 stock options granted on September 26, 2004, of which 80,000 vested by September 30, 2006. **

(6) Consists of (i) 125,000 stock options granted on February 1, 2004, of which 114,641 would vest by September 1, 2006; (ii) 25,000 stock options granted on September 1, 2004, of which 19,283 would vest by September 1, 2006; (iii) 50,000 stock options granted on January 28, 2005, of which 32,805 would vest by September 1, 2006; (iv) 50,000 stock options granted on April 18, 2005, of which 29,770 would vest by September 1, 2006;
(v) 150,000 stock options granted on February 8, 2006, which are fully vested; and (vi) 320,000 stock options granted on September 26, 2004, of which 80,000 vested by September 30, 2006. **

(7) Consists of (i) 25,000 stock options, which are fully vested, granted on October 9, 2002 and which expire on October 9, 2007; (ii) 125,000 stock options granted on February 1, 2004, of which 114,641 would vest by September 1, 2006; (iii) 50,000 stock options granted on September 1, 2004, of which 38,566 would vest by September 1, 2006; and
(iv) 125,000 stock options granted on January 28, 2005, of which 82,011 would vest by September 1, 2006; (v) 125,000 stock options granted on April 18, 2005, of which 74,425 would vest by September 1, 2006; (vi) 175,000 stock options granted on February 8, 2006, which are fully vested; and (vii) 430,000 stock options granted on September 26, 2004, of which 107,500 vested by September 30, 2006. **

(8) Consists of (i) 25,000 stock options, which are fully vested, granted on April 1, 2003 and which expire on October 9, 2007; (ii) 125,000 stock options granted on April 18, 2005, of which 74,425 would vest by September 1, 2006; (iii) 125,000 stock options granted on February 8, 2006, fully vested; and (iv) 265,000 stock options granted on September 26, 2006, of which 62,250 vested by September 30, 2006. **

(9) Consists of (i) 250,000 stock options, granted on April 18, 2005, of which 148,850 would vest by September 1, 2006; (ii) 250,000 stock options granted on February 8, 2006, fully vested; (iii) 250,000 stock options granted on April 18, 2005, of which 62,500 would vest by September 1, 2006; and (iv) 1,650,000 stock options granted on September 26, 2006, of which 412,500 vested by September 30, 2006. **

(10) Consists of (i) 50,000 stock options, granted on July 15, 2002 which have entirely vested by September 30, 2006; (ii) 125,000 stock options granted on September 13, 2006 which have entirely vested by September 30, 2006; and (iii) 265,000 stock options granted on September 26, 2006, of which 62,250 vested by September 30, 2006. **

Options/SARs Grants During Last Fiscal Year

The following table sets forth the individual grants of stock options for each of the below named executive officers for the fiscal year ended June 30, 2006. No stock options were exercised during the fiscal year ended June 30, 2006.


                                  89 of 95

                                      Individual Grants
                                      -----------------

                                          % of Total
                             Number of  Total Options
                            Securities    Granted to         Exercise
                            Underlying   Employees in         Price       Expiration
             Name            Options     Fiscal Year        per Share         Date
    ---------------------  -----------  -------------    -------------  -------------
     Dennis Cagan             250,000         16.66%            $0.16      5/09/2011
                              250,000         16.66%            $0.19      2/08/2011
    ---------------------  -----------  -------------    -------------  -------------
     Doug Cole                250,000         16.66%            $0.19      2/08/2011
    ---------------------  -----------  -------------    -------------  -------------
     Patrick R. Quinn         250,000         16.66%            $0.19      2/08/2011
                              250,000         16.66%            $0.16      5/03/2011
    ---------------------  -----------  -------------    -------------  -------------
     Rich Marino      (1)     250,000         16.66%            $0.19      2/08/2011
    ---------------------  -----------  -------------    -------------  -------------

(1)  Rich  Marino  resigned  as  the Company's Chief Executive Officer on
     May 3, 2006.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth the aggregate stock option exercises and fiscal year-end option values for each of the above named executive officers, as of June 30, 2006. This table reflects September 1, 2006, as the vesting date of the options set forth below. No stock options were exercised as of June 30, 2006.

                                                  Number of
                                                 Securities               Exercise
                                                 Underlying               Value of
                                               Unexercisable           Unexercisable
                        Shares                 Options as of              Options
                      Acquired    Value         Sep. 1, 2006          at below date
                         on     Realized        Exercisable/           Exercisable/
Name                  Exercise    ($)          Unexercisable          Unexercisable
-----------------    ---------  --------   -------------------    -------------------
                                                                   ($0.10 on 6/08/05)
Dennis Cagan                0         0     346,896 / 178,104      $34,690 / $17,810
Doug Cole                   0         0     908,474 / 341,526      $90,847 / $34,153
Patrick R. Quinn            0         0     322,461 / 427,539      $32,246 / $42,754
Rich Marino (1)             0         0     234,295 / 515,705      $23,430 / $51,571

(1)  Rich  Marino  resigned  as  the Company's Chief Executive Officer on
     May 3, 2006.

THE 2002 STOCK PLAN

     As of June 30, 2006, an aggregate of 14,467,000 shares of our common stock are currently authorized for issuance pursuant to our 2002 Stock Plan. This plan was approved on December 2, 2002, at a special meeting of our shareholders. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus
(b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of
(a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest 25% on the day of the grant and the remaining 75% vests monthly over the next 36 months.

                                  90 of 95

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related party transactions occurred from June 30, 2004 to September 30, 2006:

     As of July 31, 2002, we entered into an Advisory Agreement with EAS, a private entity of which Mr. Swindells is a principal, pursuant to which EAS agreed to provide financial advisory and investment banking services to us in connection with various equity and/or debt transactions. In exchange for such services, we agreed to pay EAS a retainer fee of $5,000 per month and a commission ranging from 5% to 7% based on the type of transaction consummated, such fees being payable, at EAS'
option, in cash or our common stock. On October 2, 2003, we renewed the agreement with EAS on terms similar to those contained in the first agreement. On January 1, 2004, we amended the October 2003 agreement in connection with our January 2004 senior convertible bridge note offering, which closed on May 28, 2004, for which we paid EAS a fee of 10%. Through June 30, 2004, EAS had earned a total of $1,065,104 pursuant to our arrangement with them, of which $345,450 was earned in connection with private equity and/or debt transactions and $719,654 was earned for advisory services in connection with certain acquisitions. In January 2004, 250,000 shares of our common stock with a fair market value of $375,000 were paid to EAS in the Company's common stock. As of June 30, 2004, the balance owed to EAS was $66,653. On May 27, 2004, European American Perinvest Group, a subsidiary of EAS, invested $100,000 in our 2004 senior convertible bridge note offering. On May 28, 2004, this investment was converted to 166,699 restricted shares of our common stock, which had a fair market value of $175,034 at time of the conversion, as part of the total conversion of this financing to 4,520,069 shares of our common stock, which had a fair market value of $4,746,072 at time of the conversion. During the period August 2001 to June 30, 2002, Mr. Swindells advanced a total of $925,000 to us by way of short-term non-interest bearing working capital loans. We repaid $500,000 of the total amount owing in September 2003 and issued an aggregate of 850,000 shares of our common stock to Mr. Swindells in November 2003 in payment of the remaining balance of $425,000. During the period June 2004 to October 2004, Mr. Swindells advanced us $155,000. On August 10, 2004 we repaid $50,000 of this amount and on November 2, 2004 we paid the remaining balance of $105,000. On October 14, 2004, Mr. Swindells exercised warrants to purchase 300,000 shares of our common stock at $0.05 per share.

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

     Management believes that all of the above transactions were on terms at least as favorable as could have been obtained from unrelated third parties.


                                  91 of 95

ITEM 13. EXHIBITS


Exhibit
  No.     Description
-------   ---------------------------------------------------------------
3(i).1    Articles of Restatement of the Articles of Incorporation of
          Trinity Learning Corporation dated February 25, 2003. (4)

3(i).2 Articles of Amendments of the Company filed on September 29, 2006 with the Secretary of State of the State of Utah to (i) increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares, and (ii) to change the name of the Company to TWL Corporation. (2)

3(i).3 Articles of Restatement of the Articles of Incorporation of the Company filed with the Secretary of State of the State of Utah on August 31, 2006. (3)

3(ii)     Bylaws of Trinity Companies, Inc.  (1)

4.1 Statement of designation, powers, preferences and rights of the Series A Preferred Stock. (3)

10.1      Asset Purchase Agreement dated April 1, 2005 among the Company,
          PRIMEDIA Inc., its wholly-owned entity PRIMEDIA Digital Video
          Holdings LLC, and PRIMEDIA Workplace Learning LP. (7)

10.2 Securities Purchase Agreement dated as of March 31, 2006 by and among Trinity Learning Corporation and the investors. (8)

10.3      Form of 15%  Senior  Secured  Convertible  Debenture  of  Trinity
          Learning Corporation. (8)

10.4 Form of Warrant issued to the investors in connection with the Securities Purchase Agreement dated as of March 31, 2006. (8)

10.5 Registration Rights Agreement dated as of March 31, 2006 by and among Trinity Learning Corporation and the investors. (8)

10.6 Security Agreement dated as of March 31, 2006 by and among Trinity Learning Corporation, TWL Knowledge Group, Inc. and the investors. (8)

10.7      Subsidiary  Guarantee  dated  as  of  March  31,  2006 by Trinity
          Workplace Learning Corporation. (8)

10.8 Voting Agreement dated as of March 31, 2006 entered into in connection with the Securities Purchase Agreement dated as of March 31, 2006.

10.9#     Employment  Agreement  entered  into  by  and between Dennis J.
          Cagan and  the Company dated September 1, 2006. (5)

10.10#    Employment  Agreement  entered  into  by  and between Patrick R.
          Quinn and  the Company dated February 1, 2006. (6)

10.11#    Employment  Agreement  entered  into  by  and between Douglas D.
          Cole and the Company dated February 1, 2006. (6)

10.12     Security  Agreement  dated  August  31,  2006 by and among the
          Company, Laurus Master  Fund,  Ltd. and TWL Knowledge Group. (3)

10.13 IP Security Agreement dated August 31, 2006 by and between by and Laurus Master Fund, Ltd. and TWL Knowledge Group. (3)

10.14     Secured  Non-Convertible  Term  Note dated August 31, 2006 payable  to  Laurus Master Fund, Ltd. (3)

10.15     Secured  Non-Convertible Revolving Note dated August 31, 2006 payable to Laurus Master Fund, Ltd. (3)

                                  92 of 95

10.16     Funds Escrow  Agreement dated August 31, 2006 by and among TWL
          Corporation, Laurus Master Fund, Ltd. and Loeb & Loeb LLP. (3)

10.17 Registration Rights Agreement dated August 31, 2006 by and between TWL Corporation and Laurus Master Fund, Ltd. (3)

10.18     Stock Pledge  Agreement  dated  August  31, 2006 by and among
          Laurus Master Fund, Ltd., TWL Corporation and TWL Knowledge
          Corporation. (3)

10.19     Subordination  Agreement  dated  August 31, 2006 by and among
          Laurus Master Fund, Ltd., Palisades Master Fund LP, TWL
          Corporation and TWL Knowledge Group. (3)

10.20 Letter Agreement entered into by and between TWL Corporation and Palisades Master Fund LP dated July 27, 2006. (3)

10.21 Letter Agreement entered into by and between TWL Corporation and Palisades Master Fund LP dated July 31, 2006. (3)

10.22     Lock-up Letter Agreement by and between TWL Corporation and
          Laurus Master Fund, Ltd. (3)

10.23     Voting agreement dated March 31, 2006.*

10.24 Escrow agreement dated March 31, 2006 entered into by and among the Company, Palisades Master Fund, LP and Sichenzia Ross
          Friedman Ference LLP.*

10.25     Lease Agreement dated July 21, 1997, between TIG Development
          Property Account I, Inc. and Westcott Communications, Inc.*

16.1      Letter provided by Chisholm, Bierwolf & Nilson, LLC.  (8)

21.1      List of Subsidiaries of TWL Corporation.*

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

  *       Exhibit filed herewith.
  #       Denotes a management contract or compensatory plan.

(1)       Incorporated by reference from the quarterly report on Form 10-
          QSB filed by the registrant on August 21, 2002.
(2) Incorporated by reference from the current report on Form 8-K filed by the registrant on October 4, 2006.
(3) Incorporated by reference from the current report on Form 8-K filed by the registrant on September 6, 2006.
(4) Incorporated by reference from the current report on Form 8-K filed by the registrant on December 17, 2003.
(5) Incorporated by reference from the current report on Form 8-K filed by the registrant on September 7, 2006.
(6)       Incorporated by reference from the quarterly report on Form 10-
          QSB filed by the registrant on May 23, 2006.
(7) Incorporated by reference from the current report on Form 8-K filed by the registrant on April 7, 2005.
(8) Incorporated by reference from the current report on Form 8-K filed by the registrant on April 4, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND OTHER FEES

The Audit Committee has selected and retained Chisholm, Bierwolf & Nilson, L.L.C. as our independent auditors for the fiscal year ended 30, 2006. This is the second year that Chisholm, Bierwolf & Nilson, LLC has audited our financial statements.


                                  93 of 95

The following table presents fees for professional services rendered by our auditors for the audit of our annual financial statements for the fiscal years ended June 30, 2006 and June 30, 2005 and fees billed for other services rendered by them during those periods:

                                           Chisholm, Bierwolf, Nilson, LLC
                                         ----------------------------------
                                            Fiscal 2006       Fiscal 2005
                                         ----------------  ----------------
          Audit Fees (1)                 $       130,465   $       108,725
          Audit-Related Fees (2)                       -                 -
          Tax Tax Fees (3)                             -            13,250
          All Other Fees (4)                           -                 -
                                         ----------------  ----------------
               Total                     $       130,465   $       121,975
                                         ================  ================

(1) Audit Fees consist of an estimate of fees to be billed for the annual audits and quarterly reviews.
(2) Audit-Related Fees consist of fees billed for various SEC filings and accounting research.
(3) Tax Fees consist of fees billed for tax consultation and assistance in the preparation of tax returns.
(4)  All other fees.

All audited-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of those services by Chisholm, Bierwolf & Nilson, L.L.C. was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

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

                                  94 of 95

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TWL CORPORATION

                                   By: /S/ Dennis J. Cagan
                                   ---------------------------------------
                                           Dennis J. Cagan
                                           Chief Executive Officer



                                   TWL CORPORATION


                                   By: /S/ Patrick R. Quinn
                                   ---------------------------------------
                                           Patrick R. Quinn
                                           Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                      Date
--------------------------    -------------------------  ------------------

/S/ Dennis J. Cagan           Chief Executive Officer    November 13, 2006
--------------------------    and President,
    Dennis J. Cagan           and Director


/S/ Douglas D. Cole           Executive Vice President   November 13, 2006
--------------------------    and Director
    Douglas D. Cole

/S/ William D Jobe            Director                   November 13, 2006
--------------------------
    William D. Jobe


/S/ Richard G. Thau           Director                   November 13, 2006
--------------------------
    Richard G. Thau

/S/ Arthur Ronald Kidson      Director                   November 13, 2006
--------------------------
    Arthur Ronald Kidson

/S/ Ron S. Posner             Director                   November 13, 2006
--------------------------
    Ron S. Posner

/S/ David B. Batstone         Director                   November 13, 2006
--------------------------
    David B. Batstone

                                  95 of 95