Form 10QSB
period 2006-09-30
TWL CORP
filed 2006-11-20
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: September 30, 2006
                                            --------------------
|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________ to ___________

                      Commission file number 000-08924
                                            -----------

                              TWL Corporation
                            -------------------
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

As of November 18, 2006, 43,415,513 shares of the issuer's Common Stock and 4,300,000 shares of the issuer's Preferred Stock, no par value per share, were outstanding.






TWL CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as "we," "us," "our company," "TWL" or "the Company."

THIS FORM 10-QSB FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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























                                  2 of 20

                             TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

  ITEM 1.   Consolidated Financial Statements (Unaudited). . . . . . . .4

            Consolidated Balance Sheet at
              September 30, 2006 (Unaudited) . . . . . . . . . . . . . .4

            Consolidated Statements of Operations and
              Comprehensive Losses for the Three Months
              Ended September 30, 2006 and 2005 (Unaudited). . . . . . .5

            Consolidated Statements of Changes in
              Stockholders' Equity (Deficit) . . . . . . . . . . . . . .6

            Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 2006 and 2005
              (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .7

            Notes To Consolidated Financial Statements . . . . . . . . .9

  ITEM 2.   Management's Discussion and Analysis or
              Plan of Operation. . . . . . . . . . . . . . . . . . . . 14

  ITEM 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . 17


PART II. OTHER INFORMATION

  ITEM 1.   Legal proceedings. . . . . . . . . . . . . . . . . . . . . 18

  ITEM 2.   Unregistered Sales of Equity Securities and
              Use of Proceeds. . . . . . . . . . . . . . . . . . . . . 18

  ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . 18

  ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . 18

  ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . 18

  ITEM 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 19

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . 20













                                  3 of 20

                                   PART I
                           FINANCIAL INFORMATION
                 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                         Consolidated Balance Sheet

                                                                       September 30,
                                                                            2006
                                                                         (Unaudited)
                                                                       --------------
Cash and Cash Equivalents                                              $   1,116,737
-------------------------
  Accounts Receivable, net                                                 5,247,518
  Inventory                                                                  833,753
  Prepaid Expense and
   Other Current Assets                                                      196,033
                                                                       --------------
                                             Total Current Assets          7,394,041

Property & Equipment, net                                                  4,909,967
Program Inventory, net                                                     1,171,350
Other Assets, net                                                             71,590
                                                                       --------------
                                             Total Assets              $  13,546,948
                                                                       ==============
Current Liabilities
-------------------
  Accounts Payable                                                     $   6,474,269
  Accrued Expenses                                                         4,868,249
  Accrued Expenses   Related Parties                                         218,881
  Interest Payable                                                           402,948
  Deferred Revenue                                                         4,165,271
  Capital Lease-Current                                                    1,221,163
  Notes Payable   Current                                                  1,083,002
  Notes Payable - Related Parties                                            543,943
                                                                       --------------
                                             Total Current Liabilities    18,977,726
                                                                       --------------
Long Term Liabilities
---------------------
  Obligations under Capital Leases                                        11,730,012
  Convertible Notes Payable                                                4,500,000
  Notes Payable                                                            2,500,000
  Derivative Warrant Liabilities                                                   -
  Other Long-Term Liabilities                                                 58,000
                                             Total Long Term Liabilities  18,788,012
                                                                       --------------
                                             Total Liabilities            37,765,738
                                                                       --------------
Contingently Redeemable Equity                                               800,000
                                                                       --------------
Stockholders' (Deficit) Equity
------------------------------
  Preferred Stock, 10,000,000 Shares
   Authorized at No Par Value;
   4,300,000 shares issued and outstanding                                 3,460,000
  Common Stock, 750,000,000 Shares
   Authorized at No Par Value,
   43,415,513 shares Issued and Outstanding                               36,817,909
  Accumulated Deficit                                                    (65,221,753)
  Deferred Financial Advisor Fees                                            (76,800)
  Other Comprehensive Income (Loss)                                            1,854
                                                                       --------------
                                             Total Stockholders' Equity  (25,018,790)
                                                                       --------------
                                             Total Liabilities and
                                             Stockholders' Equity
                                             (Deficit)                 $  13,546,948
                                                                       ==============

              The accompanying notes are an integral part of
                  these consolidated financial statements.
                                  4 of 20

                              TWL Corporation
                  (formerly Trinity Learning Corporation)
        Consolidated Statements of Operations and Comprehensive Loss
                                (Unaudited)

                                                           For the Three Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------
Revenues, net
  Subscription revenue                                     $ 2,951,466   $ 2,813,769
  One-time sales                                             2,988,691     1,638,355
  Production revenue                                           333,964       229,497
  Other revenue                                                504,569       667,136
                                                           ------------  ------------
   Total Revenues, net                                       6,778,690     5,348,757

Cost of Sales                                               (1,125,183)   (1,230,214)
                                                           ------------  ------------
Gross Profit                                                 5,653,507     4,118,543

Expenses
  Salaries & Benefits                                        4,270,878     3,724,926
  Professional Fees                                            278,976       366,214
  Selling, General & Administrative                          1,285,119     4,715,376
  Depreciation & Amortization                                1,165,528       894,512
                                                           ------------  ------------
   Total Expenses                                            7,000,501     9,701,028

Loss from Operations                                        (1,346,994)   (5,582,485)

Other Expense
  Interest, net                                               (799,945)     (494,580)
  Financing Costs                                           (3,460,000)            -
  Loss on Debt conversion                                            -    (1,986,311)
  Gain on forfeiture of warrants                               254,011             -
  Change in fair value of derivative warrant
    liability                                                  119,925             -
  Gain on Settlement of Accounts                                56,885             -
  Other income (expense)                                             -          (275)
                                                           ------------  ------------
   Total Other Income Expense                               (3,829,124)   (2,481,166)
                                                           ------------  ------------
Minority Interest                                                    -        10,801
                                                           ------------  ------------
  Loss from Continuing Operations Before Taxes              (5,176,118)   (8,074,452)
                                                           ------------  ------------
Income Taxes                                                         -             -

Net Loss                                                    (5,176,118)   (8,074,452)

Net Income (Loss) per Common Share - Basic and Diluted
  Net Earnings (Loss) Per Share                                 $(0.12)       $(0.21)

Weighted Average Shares Outstanding                         42,965,513    38,918,013

                                                           For the Three Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------
Comprehensive Loss:                                         (Unaudited)
  Net Loss                                                 $(5,176,118)  $(8,074,452)
  Foreign Currency Translation Gain/(Loss)                      (2,276)      (22,534)
                                                           ------------  ------------
  Comprehensive Loss                                        (5,l78,394)   (8,096,986)
                                                           ============  ============

                   The accompanying notes are an integral part of
                       these consolidated financial statements.
                                       5 of 20

                                   TWL Corporation
                       (formerly Trinity Learning Corporation)
             Consolidated Statements of Changes in Stockholders' Equity
                          (Deficit) and Comprehensive Income
                  For the Period July 1, 2006 through September 30, 2006

                                         Preferred Stock           Common Stock
                                        Shares      Amount     Shares         Amount
                                    ----------- ----------- ------------ ------------
     Balance at July 1, 2005                 -           -    37,719,889  32,000,792

Shares Issued for Partial
 Conversion of Note Payable at
 $0.24 per share                             -           -     1,198,124     287,550

Shares Issued for Conversion of
 Note at$0.45 per share                      -           -     1,100,000     500,000

Employee Stock Based Compensation            -           -             -     828,308

Amortization of Deferred
 Financial Advisory Fees                     -           -             -           -

Shares issued for services
  at $0.25 per share                         -           -       100,000      25,374

Shares Issued for Services
 at $0.24 per share                          -           -       560,000     134,400

Shares Issued for Cash at $0.16
 per share                                   -           -       937,500     150,000

Value Attributed to Stock
 Purchase Warrants                           -           -             -     348,673

Foreign Currency Translation                 -           -             -           -

Divestiture of Associated Companies          -           -             -   2,210,000

Net Loss for the Year Ended
 June 30, 2006                               -           -             -           -
                                    ----------- ----------- ------------ ------------
Balance at June 30, 2006                     -           -    41,615,513  36,485,096

Shares Issued for Services at
 $0.07 per share (unaudited)                 -           -     1,800,000     126,000

Employee Stock Based Compensation
 (unaudited)                                 -           -             -     206,813

Amortization of Deferred Financial
 Advisory Fees (unaudited)                   -           -             -           -

Shares Issued for Services at
 $0.70 per share                     2,800,000   1,960,000             -           -

Shares Issued for Services at
 $1.00 per share                     1,500,000   1,500,000             -           -

Foreign Currency Translation                 -           -             -           -

Net Loss for the Quarter Ending
 September 30, 2006                          -           -             -           -
                                    ----------- ----------- ------------ ------------
Balance at September 30, 2006
                                     4,300,000    3,460,000 $43,415,513  $36,817,909
                                    =========== =========== ============ ============

              The accompanying notes are an integral part of
                  these consolidated financial statements.
                                  6 of 20

                                   TWL Corporation
                       (formerly Trinity Learning Corporation)
             Consolidated Statements of Changes in Stockholders' Equity
                          (Deficit) and Comprehensive Income
                  For the Period July 1, 2004 through June 30, 2006

                                                             Deferred
                                                 Other       Financial
                               Accumulated  Comprehensive    Advisory
                                  Deficit        Loss         Fees          Total
                              ------------- ------------- ------------- -------------
     Balance at July 1, 2005   (38,266,018)       10,818      (142,920)   (6,397,328)

Shares Issued for Partial
 Conversion of Note Payable
 at $0.24 per share                      -             -             -       287,550

Shares Issued for Conversion
 of Note at $0.45 per share              -             -             -       500,000

Employee Stock Based
 Compensation                            -             -             -       828,308

Amortization of Deferred
 Financial Advisory Fees                 -             -       142,920       142,920

Shares issued for services
  at $0.25 per share                     -             -             -        25,374

Shares Issued for Services
 at $0.24 per share                      -             -       (91,200)       43,200

Shares Issued for Cash at
 $0.16 per share                         -             -             -       150,000

Value Attributed to Stock
 Purchase Warrants                       -             -             -       348,673

Foreign Currency Translation             -        (6,688)            -        (6,688)

Divestiture of Associated
 Companies                               -             -             -     2,210,000

Net Loss for the Year Ended
 June 30, 2006                 (21,779,617)            -             -   (21,779,617)
                              ------------- ------------- ------------- -------------
Balance at June 30, 2006       (60,045,635)        4,130       (91,200)  (23,647,609)

Shares Issued for Services
 at $0.07 per share                      -             -             -       126,000

Employee Stock Based
  Compensation                           -             -             -       206,813

Amortization of Deferred
 Financial Advisory Fees                 -             -        14,400        14,400

Shares Issued for Services
 at $0.70 per share                      -             -             -     1,960,000

Shares Issued for Services
 at $1.00 per share                      -             -             -     1,500,000

Foreign Currency Translation             -        (2,276)            -        (2,276)

Net Loss for the Quarter
 Ending September 30, 2006      (5,176,118)            -             -    (5,176,118)
                              ------------- ------------- ------------- -------------
Balance at September 30, 2006 $(65,221,753) $      1,854  $    (76,800) $(25,018,790)
                              ============= ============= ============= =============

              The accompanying notes are an integral part of
                  these consolidated financial statements.
                                  7 of 20
                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                          For the Three Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------
Cash flows from operating activities:
  Net Loss from Continuing Operations                      $(5,176,118)  $(8,074,452)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                           1,165,554       894,512
     Non cash debt issuance                                          -         3,800
     Non cash interest expense                                       -       146,560
     Stock issued for services                                 126,000             -
     Employee stock based compensation                         206,813       200,000
     Non cash financial advisory fees                           14,400        93,960
     Preferred stock issued for financing costs              3,460,000             -
     Gain on forfeiture of warrants                           (254,011)            -
     Change in fair value of derivative warrant liability     (119,925)            -
     Debt conversion expenses                                        -     1,986,311
     Program inventory                                               -      (541,000)
     Gain on settlement of accounts payable                    (56,885)            -
  Changes in current assets and liabilities, net of
  businesses acquired and sold:
   Accounts receivable                                      (2,566,963)      292,147
   Prepaid expenses and other current assets                   (67,012)     (201,131)
   Accounts payable and accrued expenses                       525,068     2,744,801
   Inventory                                                    86,305       282,683
   Deferred revenue                                            656,098        (8,438)
   Interest payable                                            234,198             -
   Minority interest                                                 -        22,149
   Other                                                             -           284
                                                           ------------  ------------
Net cash provided (used) by operating activities            (1,766,478)   (2,157,814)
                                                           ------------  ------------
Cash flows from investing activities:
  Restricted cash                                                    -     5,073,914
                                                           ------------  ------------
  Net cash provided (used) by investing activities                   -     5,073,914
                                                           ------------  ------------
Cash flows from financing activities:
  Payment for capital leases                                  (291,746)     (181,479)
  Borrowings under notes                                     3,021,683             -
  Repayments under notes                                       (25,785)   (5,039,442)
  Borrowings under long-term liabilities                             -     4,509,862
                                                           ------------  ------------
Net cash provided (used) by financing activities             2,704,152      (711,059)
                                                           ------------  ------------
Effect of foreign exchange on cash                              (2,276)            -
                                                           ------------  ------------
Net increase (decrease) in cash                                935,398     2,205,041

Cash at beginning of period                                    181,339       752,261
                                                           ------------  ------------
Cash at end of period                                      $ 1,116,737   $ 2,957,302
                                                           ============  ============
Supplemental information:
  Interest paid                                            $   239,754   $   342,280
                                                           ============  ============
  Income taxes                                                       -             -
                                                           ============  ============
  Conversion of notes to common stock                                -       787,550
                                                           ============  ============
  Preferred stock issued for financing costs                 3,460,000             -
                                                           ============  ============
  Common Stock issued for services                             126,000             -
                                                           ============  ============

              The accompanying notes are an integral part of
                  these consolidated financial statements.
                                  8 of 20

                      TWL Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
               For the Three Months Ended September 30, 2006
                                (unaudited)

GENERAL

TWL Corporation has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended June 30, 2006.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, in the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

NOTE 1.  ACCOUNTING POLICIES

OVERVIEW

TWL Corporation (the "Company") is creating a global learning company by acquiring operating subsidiaries that specialize in educational and training content, delivery, and services for particular industries or that target a particular segment of the workforce. The Company believes that there are product and service synergies between and among our various subsidiaries that position us to create a global learning company that can provide integrated learning services to corporations, organizations, educational institutions, and individual learners, using a variety of delivery technologies, platforms and methods to meet the growing need for global learning solutions. The Company believes that it will be one of the first companies to be able to serve major multinational employers at multiple levels of their organizations and assist these customers to meet the challenges of a major turnover in the world's workforce over the coming decade. Factors such as demographics, technology, and globalization will require enterprises, organizations and governments around the world to invest in human capital to remain competitive.

We operate through our primary operating subsidiary, TWL Knowledge Group, Inc., formerly Trinity Workplace Learning Corporation, located in our 205,000 square foot digital multimedia production center in Carrollton, Texas, in the greater Dallas metropolitan area. At this Global Learning Center we create, distribute and archive rich media for workplace learning and certification for approximately 2,000 corporate, institutional and government customers in healthcare, industrial services, and public safety including homeland security, first responders, and federal agencies. We distribute content to our customers through a variety of learning media including satellite, broadband, e-learning, CD-ROM, and DVDs. Our proprietary brands include the Law Enforcement Training Network, HomelandOne, the Fire and Emergency Training Network, and others. In our healthcare division we participate in 17 distinct accreditations for medical-related continuing professional education and certification. While our strategic focus is to grow our assets and operations in North America, we continue to maintain ownership positions in small operating subsidiaries in Australia and Norway.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements include the accounts of TWL and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended
                                  9 of 20


June 30, 2006. The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our April 1, 2005 acquisition of Primedia Workplace Learning.

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

Note 2 - Stock Option Plan

The following schedule summarizes the activity during the periods ended September 30, 2006 and June 30, 2006, respectively:

                                   September 30, 2006            June 30, 2006
                               --------------------------  --------------------------
                                      (Unaudited)
                                               Weighted                    Weighted
                                                Average                     Average
                                               Exercise                    Exercise
                                  Shares         Price        Shares         Price
                               ------------  ------------  ------------  ------------
Outstanding at beginning
of year                         10,628,000   $      0.33    11,665,000   $      0.33
  Granted                       12,218,300          0.06     2,004,000          0.18
  Canceled                        (186,000)         0.22    (3,041,000)         0.45
                               ------------  ------------  ------------  ------------
Outstanding at end of year      22,660,300   $      0.17    10,628,000   $      0.30
                               ============  ============  ============  ============
Exercisable at year-end          8,729,468   $      0.26     6,614,393   $      0.33
                               ============  ============  ============  ============

                                  Weighted      Average     Number of      Weighted
  Range of           Number of     Average     Remaining     Options        Average
  Exercise            Options     Exercise    Contractual     Vested       Exercise
   Price           Outstanding     Price     Life (Years) (Exercisable)      Price
-------------     ------------ ------------  ------------  ------------  ------------
$       0.05          450,000  $      0.05          1.02       450,000   $      0.05
$       0.06       12,218,300         0.06          4.00     2,301,075          0.06
$       0.16          500,000         0.16          4.61       187,450          0.16
$       0.19        1,475,000         0.19          4.36       912,500          0.19
$       0.22        3,880,000         0.22          3.55     1,228,043          0.22
$       0.25          500,000         0.25          1.17       500,000          0.25
$       0.25          200,000         0.25          1.29       200,000          0.25
$       0.27          125,000         0.27          3.64        66,838          0.27
$       0.50           25,000         0.50          1.50        25,000          0.50
$       0.50        1,010,000         0.50          1.92       958,790          0.50
$       0.50          875,000         0.50          2.25       784,263          0.50
$       0.50          250,000         0.50          2.34       213,660          0.50
$       0.50          260,000         0.50          2.67       200,543          0.50
$       0.50          978,000         0.50          3.33       630,373          0.50
$       0.85          100,000         0.85          2.92        70,883          0.85
                  ------------ ------------                ------------  ------------
                   22,660,300  $      0.17                   8,729,468   $      0.26
                  ============ ============                ============  ============

                                  10 of 20

We recognized stock option expense in the amount of $206,813 and $828,308 for the three months ending September 30, 2006 and for the fiscal year ending June 30, 2006, respectively. The option expense was calculated using the Black Scholes valuation model.

NOTE 3   Warrants

During the quarter ended September 30, 2006, 7,200,000 warrants for the purchase of its common stock were surrendered. As a result of the surrender, the principle terms of the warrants are summarized as follows:

                                                                    2006
                                                -------------------------------------
                                                            Exercise
                                                             Price        Exercisable
Description                                       Shares   Per Share        Through
-------------------------------------------------------------------------------------
October 2002 Equity Private Placement             500,000       0.25   September 2007
October 2002 Equity Private Placement
   Bonus Warrants (1)                             250,000       1.00   September 2010
May 2003 Equity Private Placement               2,438,000       0.25   September 2007
May 2003 Equity Private Placement               7,708,600       0.25     October 2007
May 2003 Equity Private Placement
   Bonus Warrants (1)                           1,219,000       1.00   September 2010
May 2003 Equity Private Placement
   Bonus Warrants (1)                           3,854,300       1.00     October 2010
Warrants issued to Mr. Swindells on note
   conversion                                     850,000       0.25    November 2007
Bonus warrants to Mr. Swindells (1)               425,000       1.00    November 2007
2004 Bridge Loan Warrant                        1,549,000       0.25         May 2010
2004 Bridge Loan Warrant                        1,146,000       0.25    February 2010
Warrants Issued to Financial Advisors             125,000       1.00        July 2009
Warrants Issued to Financial Advisors           1,600,000       0.81      August 2009
Warrants issued to Financial Advisors              20,000       0.25        July 2008
Warrants issued to Financial Advisors             190,050       0.25     October 2008
Warrants issued to Financial Advisors              10,000       0.25     October 2008
2005 Convertible Loan Warrants                  1,476,027       0.25     January 2009
Warrants Issued to Financial Advisors             150,000       0.31      August 2008
Warrants Issued to Financial Advisors             376,818       0.31        July 2010
Warrants Issued to Financial Advisors           3,391,362       0.27        July 2010
Warrants Issued to Debt Private Placement         250,000       0.15       March 2008
Warrants Issued to Equity Private Placement       937,500       0.20       March 2008
Warrants Issued to debt holders that
   converted debt during calendar 2005          1,476,027       0.25     January 2008
Warrants Issued to Creditors                       75,000       0.30       March 2008
-------------------------------------------- ------------ ----------
Total Granted                                  30,017,684       0.43
Exercised                                               -
                                             ------------
Total Outstanding                              30,017,684
                                             ============

On July 31, 2006 the Company entered into a subsequent Letter Agreement with Palisades whereby Palisades surrendered 7,200,000 warrants issued in connection with the March 2006 financing. We recognized a gain of $254,011 in the quarter ending September 30, 2006 as a result of this surrender and also a gain on the change in derivative valuation on these warrants of $119,925 for the valuation change from July 1, 2006 to July 31, 2006.

(1)  Bonus warrants are issuable upon exercise of the original warrant.

NOTE 4   Stockholders' Equity

On July 24, 2006, the Company issued 1,800,000 shares of common stock for services rendered on behalf of the Company. The services were valued at $0.07 per share. Accordingly, $126,000 has been recorded to the common stock account of the Company.

                                  11 of 20

On July 27, 2006, the Company issued 2,800,000 shares of preferred stock with a coupon rate of 7% convertible into 10 shares of common stock at $0.10 per share. The shares were valued at the then current common stock market value of $0.07 per share. Accordingly, $1,960,000 has been recorded to the preferred stock account of the Company. The shares were issued as consideration to its financing partner for subordinating its security interest in its long-term loan.

On August 31, 2006, the Company issued 1,500,000 shares of preferred stock with a coupon rate of 7% convertible into 10 shares of common stock at $0.10 per share. The shares were valued at the then current common stock market value of $0.10 per share. Accordingly, $1,500,000 has been recorded to the preferred stock account of the Company. The shares were issued in connection with additional long-term financing outlined in other notes.

NOTE 5 - GOING CONCERN

To meet our present and future liquidity requirements, we are developing our business through collections on accounts receivable, and growing our revenues. There can be no assurance that our results of operations will materially improve in either the short or the long-term. Based upon our cash balance at November 1, 2006 we will not be able to sustain operations for more than six months without an improvement in our revenues and cost reducing initiatives. If we fail to improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

NOTE 6   MATERIAL EVENTS

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC (the "Waiver") in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company's loan in the amount of $4,500,000 to Laurus (the "Subordination"). Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006, see Note 4. Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).

We also agreed to file a registration statement registering the resale of the shares issuable upon the conversion of the Palisades Preferred Stock no later than 210 days after the Palisades Closing Date (as defined below).
We further agreed to issue an additional 82,800,000 warrants to Palisades (the "Additional Warrants") as consideration for the Waiver, such that Palisades would have the right to substitute the Additional Warrants for Preferred Stock of the Company under similar terms and conditions as any Preferred Stock that would be issued to Laurus (as defined below), predicated upon the Company agreeing to a financing agreement with Laurus on or before August 31, 2006.

On July 31, 2006 (the "Palisades Closing Date"), the Company entered into a subsequent Letter Agreement with Palisades (the "Letter Agreement #2") whereby Palisades and the Company agreed to modify the Letter Agreement #1, such that Palisades would subordinate its security interest in all of the assets of the Company and its subsidiaries to Laurus (as defined below).
As consideration for the Waiver, the Subordination and Palisades' agreement to surrender the 7,200,000 warrants issued in connection with the March 2006 Financing and in lieu of the Company issuing the additional 82,800,000 warrants as agreed to pursuant Letter Agreement #1, see Note 4.


                                  12 of 20

On August 31, 2006 (the "Closing Date"), the Company entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus") and Palisades Equity Fund ("PEF"), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. As a part of this financing, PEF agreed to return all of its warrants issued under the March 31, 2006 Securities Purchase Agreement. In return, they were issued 1,800,000 shares of convertible preferred stock. PEF was also issued 1,000,000 shares of convertible stock as part of this transaction. The securities being sold and issued to Laurus included the following:

     - A secured three-year term note (the "Secured Note") with a principal amount of $2,500,000 (the "Secured Note Amount"), which matures on August 31, 2009 (the "Maturity Date");

     - A secured three-year revolving note with a principal amount of $5,000,000 (the "Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the "Notes"); see Note 4.

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

                                  13 of 20

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

On September 26, 2006, the Company held a Special Shareholders meeting (the "Meeting"), for the Company's shareholders of record as of August 11, 2006 (the "Record Date"), as was previously disclosed by the Company in its definitive Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006. During the Meeting, the affirmative vote of the Company's shareholders holding the majority of the Company's outstanding shares as of the Record Date approved the following proposals:

     1. Amending the Company's Articles of Incorporation to change the name of the Company from Trinity Learning Corporation to TWL Corporation; and

     2. Amending the Company's Articles of Incorporation to increase the authorized number of Common Stock from 100,000,000 shares to 750,000,000 shares.

The Company filed a Certificate of Amendment with the Secretary of State of the State of Utah, effective as of September 29, 2006, to effect a name change the Company from Trinity Learning Corporation to TWL Corporation and to increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares.

In addition, the Company filed a Certificate of Amendment with the Secretary of State of Delaware, effective as of September 12, 2006, to effect a name change of its subsidiary Trinity Workplace Learning to TWL Knowledge Group, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our fiscal year ends on June 30. This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 under the heading Information Regarding Forward-Looking Statements and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

OVERVIEW

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of

                                  14 of 20

liabilities in the normal course of business. Currently, we do not have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at November 1, 2006, we will not be able to sustain operations for more than six months without additional sources of funding. To meet our present and future liquidity requirements, we will continue to seek conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

                           RESULTS OF OPERATIONS

FIRST QUARTER ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE FIRST QUARTER ENDED SEPTEMBER 30, 2005

Our revenues for the first quarter 2007 were 6,778,690, as compared to $5,348,757 for the first quarter 2006. This increase in revenues is due primarily to increased one-time sales.

Cost of sales, which consist of labor, hardware costs, cost of goods sold and other incidental expenses, was $1,125,183 for the first quarter 2007 as compared to $1,230,214 for the first quarter 2006 resulting in gross profit of $5,653,507 for the first quarter 2007 as compared to $4,118,543 for the first quarter 2006.

Operating expenses for the three months ending September 2006 were $7,000,501 as compared to $9,701,028 for the three months ending September 2005. Salaries and benefits increased $545,952 from $3,724,926 for the first quarter 2006 to $4,270,878 for the first quarter 2007. Professional fees decreased $87,238 from $366,214 for first quarter 2006 to $278,976 for first quarter 2007. Selling, general and administrative expense was $1,285,119 for the quarter ended September 30, 2006 as compared to $4,715,376 for the quarter ended September 30, 2005. Depreciation and amortization increased $271,016 from $894,512 for the quarter ended 2005 to $1,165,528 for the quarter ended 2006.

Other Expenses of $3,829,124 were $1,347,958 greater than that for the first quarter 2006. This increase in other expenses was primarily due to financing costs associated with the issuance of preferred stock.

We reported net loss available for common stockholders of $5,176,118 or $0.12 per share for the first quarter 2007, compared to a net loss of $8,074,452 or $0.21 per share for the first quarter 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of September 30, 2006 was $65,221,753 as compared to $46,304,470 as of September 30, 2005.

At September 30, 2006, we had an unrestricted cash balance of $1,116,737 compared to $2,957,302 at September 30, 2005. Net cash used by operating activities during the three months ended September 30, 2006 was $1,766,478 attributable primarily to our increase in accounts receivable. Net cash provided by financing activities was $2,704,152 for the three months ended September 30, 2006 representing borrowings under long and short-term notes.

Accounts receivable increased from $3,248,268 at September 30, 2005 to $5,247,518 at September 30, 2006. This increase is attributable to our increased sales efforts.

Accounts payable increased from $4,336,919 at September 30, 2005 to $6,474,269 at September 30, 2006. Accrued expenses increased from $3,039,565 at September 30, 2005 to $4,868,249 at September 30, 2006. The
net increase in accounts payable and accrued expenses was attributable to the negative cash flow.

As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction,

                                  15 of 20

accounting and project management information systems and general-purpose computer equipment to accommodate our growth.

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC (the "Waiver") in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company's loan in the amount of $4,500,000 to Laurus (the "Subordination"). Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006. As consideration for the waiver, the Company agreed to issue Palisades 1,000,000 shares of Preferred Stock having a 7% coupon which is convertible into Common Stock at $0.10 per share (the "Palisades Preferred Stock") and lower the conversion price for the debentures dated March 31, 2006 issued to Palisades to $0.10. The Palisades Preferred Stock shall pay the 7% coupon semi-annually. Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).

We also agreed to file a registration statement registering the resale of the shares issuable upon the conversion of the Palisades Preferred Stock no later than 210 days after the Palisades Closing Date (as defined below).
We further agreed to issue an additional 82,800,000 warrants to Palisades (the "Additional Warrants") as consideration for the Waiver, such that Palisades would have the right to substitute the Additional Warrants for Preferred Stock of the Company under similar terms and conditions as any Preferred Stock that would be issued to Laurus (as defined below), predicated upon the Company agreeing to a financing agreement with Laurus on or before August 31, 2006.

On July 31, 2006 (the "Palisades Closing Date"), the Company entered into a subsequent Letter Agreement with Palisades (the "Letter Agreement #2") whereby Palisades and the Company agreed to modify the Letter Agreement #1, such that Palisades would subordinate its security interest in all of the assets of the Company and its subsidiaries to Laurus (as defined below).
As consideration for the Waiver, the Subordination and Palisades' agreement to surrender the 7,200,000 warrants issued in connection with the March 2006 Financing and in lieu of the Company issuing the additional 82,800,000 warrants as agreed to pursuant Letter Agreement #1, the Company agreed to issue to Palisades an additional 1,800,000 shares of Preferred Stock with the terms as set forth above.

On August 31, 2006 (the "Closing Date"), the Company entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus") and Palisades Equity Fund ("PEF"), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. As a part of this financing, PEF agreed to return all of its warrants issued under the March 31, 2006 Securities Purchase Agreement. In return, they were issued 1,800,000 shares of convertible preferred stock. PEF was also issued 1,000,000 shares of convertible stock as part of this transaction. The securities being sold and issued to Laurus included the following:

     - A secured three-year term note (the "Secured Note") with a principal amount of $2,500,000 (the "Secured Note Amount"), which matures on August 31, 2009 (the "Maturity Date");

     - A secured three-year revolving note with a principal amount of $5,000,000 (the "Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the "Notes").

The Company filed a Certificate of Amendment with the Secretary of State of the State of Utah, effective as of September 29, 2006, to effect a name change the Company from Trinity Learning Corporation to TWL Corporation and to increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares.

To meet our present and future liquidity requirements, we are continuing to seek conversion of outstanding loans and payables into common stock, developing the business of our subsidiaries, collections on accounts receivable. There can be no assurance that we will be successful in

                                  16 of 20

obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at November 1, 2006 we will not be able to sustain operations for more than six months without additional sources of financing or improved operating results. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Management's Evaluation of Disclosure Controls and Procedures
-----------------------------------------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b)  Changes In Internal Controls
---------------------------------

THERE WERE NO SIGNIFICANT CHANGES IN OUR INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT THESE CONTROLS SUBSEQUENT TO THAT EVALUATION, AND THERE WERE NO SIGNIFICANT DEFICIENCIES OR MATERIAL WEAKNESSES IN SUCH CONTROLS REQUIRING CORRECTIVE ACTIONS.




                                  17 of 20

PART II

                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See section Item 3 "Legal Proceedings" in our Annual Report filed with the SEC on Form 10-KSB on November 13, 2006.

ITEM 2.

ISSUANCE OF UNREGISTERED SECURITIES

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

In July of 2006, the Company issued to a certain individual 1,800,000 shares of common Stock pursuant to an agreement entered into in March 2006, as a performance bonus stock award.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See section Item 4 "Submission of Matters to a Vote of Security Holders" in our Annual Report filed with the SEC on Form 10-KSB on November 13, 2006.

ITEM 5.  OTHER INFORMATION

     None.


                                  18 of 20


ITEM 6.  EXHIBITS

     The following exhibits are filed herewith:

     31.1 Certification of Periodic Financial Reports by Dennis J. Cagan, the Company's Chief Executive Officer, in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

     31.2 Certification of Periodic Financial Reports by Patrick R. Quinn, the Company's Chief Financial Officer, in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

     32.1 Certification of Periodic Financial Reports by Dennis J. Cagan, the Company's Chief Executive Officer, in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

     32.2 Certification of Periodic Financial Reports by Patrick R. Quinn, the Company's Chief Financial Officer, in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

     * Filed Herewith




















                                  19 of 20



                                 SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TWL CORPORATION

November 20, 2006                  By: /S/ DENNIS J. CAGAN
                                   -------------------------------------
                                   Dennis J. Cagan
                                   Chief Executive Officer

November 20, 2006                  By: /S/ Patrick R. Quinn
                                   -------------------------------------
                                   Patrick R. Quinn
                                   Chief Financial Officer






















                                  20 of 20