Form 10QSB
period 2006-12-31
TWL CORP
filed 2007-02-14
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

(Mark one)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  December 31, 2006
                                             ------------------

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________ to ___________

                     Commission file number  000-08924
                                            -----------

                              TWL Corporation
                             -----------------
                   Formerly Trinity Learning Corporation
     (Exact name of small business issuer as specified in its charter)

     Utah                                                     73-0981865
-------------------------------                         -------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification No.)

            4101 International Parkway, Carrollton, Texas 75007
           -----------------------------------------------------
                  (Address of principal executive offices)

                               (972) 309-4000
                             ------------------
                        (Issuer's telephone number)


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





As of January 23, 2007, 43,415,513 shares of the issuer's Common Stock and 4,300,000 shares of the issuer's Preferred Stock , no par value per share, were outstanding.


                      TWL CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as "we," "us," "our company," "TWL" or "the Company."

THIS FORM 10-QSB FOR THE SIX MONTHS ENDED DECEMBER 31, 2006, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS. HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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


















                                  2 of 25



                             TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

             Consolidated Balance Sheet at December 31, 2006 . . . . . .4

             Consolidated Statements of Operations and
             Comprehensive Losses for the Six Months Ended
             December 31, 2006 and 2005. . . . . . . . . . . . . . . . .5

             Consolidated Statements of Changes in Stockholders'
             Equity (Deficit) and Comprehensive Income (Loss)
             For the Period July 1, 2005 through December 1, 2006. . . .6

             Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 2006 and 2005 . . . . . . . .8

             Notes To Consolidated Financial Statements. . . . . . . . .9

     ITEM 2  Management's Discussion and Analysis or
             Plan of Operation . . . . . . . . . . . . . . . . . . . . 16

     ITEM 3  Controls and Procedures . . . . . . . . . . . . . . . . . 21


PART II. OTHER INFORMATION

     ITEM 1  Legal proceedings . . . . . . . . . . . . . . . . . . . . 21

     ITEM 2  Unregistered Sales of Equity Securities and
             Use of Proceeds . . . . . . . . . . . . . . . . . . . . . 21

     ITEM 3  Defaults Upon Senior Securities . . . . . . . . . . . . . 22

     ITEM 4  Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . . . . . . . 22

     ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . 22

     ITEM 6  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . 22





                                  3 of 25

                                   PART I
                           FINANCIAL INFORMATION
                 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                              TWL Corporation
                  (formerly Trinity Learning Corporation)
                         Consolidated Balance Sheet

                                                               December 31
                                                                   2006
                                                              -------------
                                                               (Unaudited)
                                   Assets
Current Assets
  Cash and Cash Equivalents                                   $  1,605,895
  Accounts Receivable, net                                       3,352,817
  Inventory, net                                                   890,308
  Prepaid Expenses and other Current Assets                        179,898
                                                              -------------
     Total Current Assets                                        6,028,918

  Property and Equipment, net                                    4,735,832
  Program Inventory, net                                           395,672
  Other Assets                                                      71,590
                                                              -------------
     Total Assets                                             $ 11,232,012
                                                              =============
               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts Payable                                            $  4,345,085
  Accrued Expenses                                               8,332,982
  Interest Payable                                                 654,727
  Deferred Revenue                                               3,980,516
  Capital Lease   Current                                        1,243,430
  Line of Credit                                                 1,600,000
  Notes Payable   Current                                          511,038
  Notes Payable   Related Parties                                  525,649
                                                              -------------
     Total Current Liabilities                                  21,193,427
                                                              -------------
Long Term Liabilities
  Obligations under Capital Leases                              11,410,678
  Convertible Notes Payable                                      4,500,000
  Note Payable                                                   2,500,000
  Other Long-term Liabilities                                       62,750
                                                              -------------
     Total Long-term Liabilities                                18,473,428
                                                              -------------
     Total Liabilities                                          39,666,855

Contingently Redeemable Equity                                     800,000
                                                              -------------
Stockholders' Equity (Deficit)
  Preferred Stock, 10,000,000 Shares Authorized
   at No Par Value, 4,300,000 Shares Issued and
   Outstanding                                                   3,460,000
  Common Stock, 750,000,000 Shares Authorized at
   No Par Value, 43,415,513 Shares Issued and
   Outstanding                                                  36,964,132
  Accumulated Deficit                                          (69,592,820)
  Deferred Financial Advisor Fees                                  (62,400)
  Other Comprehensive Gain (Loss)                                   (3,755)
                                                              -------------
     Total Stockholders' Equity (Deficit)                      (29,234,843)
                                                              -------------
Total Liabilities and Stockholders' Equity (Deficit)          $ 11,232,012
                                                              =============




 The accompanying notes are an integral part of these financial statements.
                                  4 of 25

                              TWL Corporation
                  (formerly Trinity Learning Corporation)
        Consolidated Statements of Operations and Comprehensive Loss
                                 Unaudited

                                        For the                     For the
                                   Three Months ended          Six Months Ended
                                      December 31,                December 31,
                               --------------------------  --------------------------
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
Revenue
  Subscription revenue         $ 2,730,287   $ 4,513,716   $ 5,681,753   $ 7,327,485
  One-time sales                 2,253,205     2,849,534     5,241,896     4,487,889
  Production revenue               716,730       484,210     1,050,694       713,707
  Other revenue                    642,338       828,288     1,146,907     1,495,424
                               ------------  ------------  ------------  ------------
   Total Revenues, net           6,342,560     8,675,748    13,121,250    14,024,505
  Cost of sales                 (1,849,184)   (2,184,869)   (2,974,367)   (2,735,342)
                               ------------  ------------  ------------  ------------
   Gross Profit                  4,493,376     6,490,879    10,146,883    11,289,163

Expense
  Salaries and Benefits          4,399,465     3,826,685     8,670,343     9,337,498
  Professional Fees                859,751       719,259     1,138,727     1,085,473
  Selling, General &
   Administrative                2,120,661     2,780,675     3,405,780     7,143,011
  Depreciation & Amortization      971,313       171,075     2,136,841       312,481
                               ------------  ------------  ------------  ------------
Total Expenses                   8,351,190     7,497,694    15,351,691    17,878,463

Loss from Operations            (3,857,814)   (1,006,815)   (5,204,808)   (6,589,300)

Other Income (Expense)
  Interest, net                   (563,027)   (2,087,174)   (1,362,972)   (2,581,754)
  Financing Costs                        -             -    (3,460,000)            -
  Loss on Debt Conversion                -       672,247             -    (1,314,064)
  Gain on forfeiture of
   warrants                              -             -       254,011             -
  Gain on change in
   derivative valuation                  -             -       119,925             -
  Other income (expense)            49,774         1,091       106,659           816
                               ------------  ------------  ------------  ------------
Total Other Income and (Expense)  (513,253)   (1,413,836)   (4,342,377)   (3,895,002)
                               ------------  ------------  ------------  ------------
Minority Interest                        -             -             -        10,801
                               ------------  ------------  ------------  ------------
Loss from Continuing
Operations Before Taxes         (4,371,067)   (2,420,651)   (9,547,185)  (10,495,103)

Income Taxes                             -             -             -             -
                               ------------  ------------  ------------  ------------
Net Loss                       $(4,371,067)  $(2,420,651)  $(9,547,185) $(10,495,103)
                               ============  ============  ============  ============
Net (Income) Loss per Common
Share   Basic and Dilutive
  Net Earnings (Loss)
  Per Share                         $(0.10)       $(0.06)       $(0.22)       $(0.26)
                               ============  ============  ============  ============
  Weighted Average Shares
  Outstanding                   43,415,513    40,018,013    43,415,513    40,018,013
                               ============  ============  ============  ============
                                        For the                     For the
                                   Three Months ended          Six Months Ended
                                      December 31,                December 31,
                               --------------------------  --------------------------
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
Comprehensive Income (Loss)
Net Loss                        (4,371,067)   (2,420,651)   (9,547,185)  (10,495,103)
Foreign Currency Translation
Gain (Loss)                         (5,609)            -        (7,885)      (22,534)
Comprehensive Loss              (4,376,676)   (2,420,651)   (9,555,070)  (10,517,637)

 The accompanying notes are an integral part of these financial statements.
                                  5 of 25



                      TWL Corporation and Subsidiaries
          (formerly Trinity Learning Corporation and Subsidiaries) Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                      and Comprehensive Income (Loss)
            For the Period July 1, 2005 through December 1, 2006

                                  Shares of                  Shares of
                                  Preferred     Preferred     Common        Common
                                    Stock         Stock       Stock         Stock
                               ------------  ------------ ------------  ------------
Balance at July 1, 2005                  -             -   37,719,889    32,000,792

Shares Issued for Partial
Conversion of Note Payable
at $0.24 per Share                       -             -    1,198,124       287,550

Shares Issued for Conversion
of Note at $0.45 per Share               -             -    1,100,000       500,000

Employee Stock Based
Compensation                             -             -            -       828,308

Amortization of Deferred
Financial Advisory Fees                  -             -            -             -

Shares Issued for Services
at $0.25 per Share                       -             -      100,000        25,374

Shares Issued for Services at
Market rate of $0.24 per share           -             -      560,000       134,400

Shares Issued for Cash at
$0.16 per share                          -             -      937,500       150,000

Valuation of warrants from
equity financing                         -             -            -             -

Foreign Currency Translation             -             -            -       348,673

Divestiture of Associated
Companies                                -             -            -     2,210,000

Net Loss for the Year Ended
June 30, 2006                            -             -            -             -
                               ------------  ------------ ------------  ------------
Balance at June 30, 2006                 -             -   41,615,513    36,485,096

Shares Issued for Services
at $0.07 per share                       -             -    1,800,000       126,000

Employee Stock Based
Compensation                             -             -            -       353,036

Amortization of Deferred
Financial Advisory fees                  -             -            -             -

Shares Issued for Services
at $0.07 per Share               2,800,000     1,960,000            -             -

Shares Issued for Services
at $0.10 per Share               1,500,000     1,500,000            -             -

Foreign Currency Translation             -             -            -             -

Net Loss for the Six Months
Ending December 31, 2006                 -             -            -             -
                               ------------  ------------ ------------  ------------
Balance at December 31, 2006
(unaudited)                      4,300,000     3,460,000   43,415,513    36,964,132
                               ============  ============ ============  ============

The accompanying notes are an integral part of these financial statements.
                                  6 of 25
                      TWL Corporation and Subsidiaries
          (formerly Trinity Learning Corporation and Subsidiaries)
   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                      and Comprehensive Income (Loss)
            For the Period July 1, 2005 through December 1, 2006

                               Accumulated  Comprehensive   Advisory
                                  Deficit     Gain (Loss)     Fees         Total
                               ------------  ------------ ------------  ------------
Balance at July 1, 2005        (38,266,018)       10,818     (142,920)   (6,397,328)

Shares Issued for Partial
Conversion of Note Payable
at $0.24 per Share                       -             -            -       287,550

Shares Issued for Conversion
of Note at $0.45 per Share               -             -            -       500,000

Employee Stock Based
Compensation                             -             -            -       828,308

Amortization of Deferred
Financial Advisory Fees                  -             -      142,920       142,920

Shares Issued for Services
at $0.25 per Share                       -             -            -        25,374

Shares Issued for Services at
Market rate of $0.24 per share           -             -      (91,200)       43,200

Shares Issued for Cash at
$0.16 per share                          -             -           -        150,000

Valuation of warrants from
equity financing                         -             -            -       348,673

Foreign Currency Translation             -        (6,688)           -        (6,688)

Divestiture of Associated
Companies                                -             -            -     2,210,000

Net Loss for the Year Ended
June 30, 2006                  (21,779,617)            -            -   (21,779,617)
                               ------------  ------------ ------------  ------------
Balance at June 30, 2006       (60,045,635)         4,130     (91,200)  (23,647,609)

Shares Issued for Services
at $0.07 per share                       -             -            -       126,000

Employee Stock Based
Compensation                             -             -            -       353,036

Amortization of Deferred
Financial Advisory Fees                  -             -       28,800        28,800

Shares Issued for Services
at $0.07 per Share                       -             -            -     1,960,000

Shares Issued for Services
at $0.10 per Share                       -             -            -     1,500,000

Foreign Currency Translation             -        (7,885)           -        (7,885)

Net Loss for the Six Months
Ending December 31, 2006        (9,547,185)            -            -    (9,547,185)
                               ------------  ------------ ------------  ------------
Balance at December
31, 2006 (unaudited)           (69,592,820)       (3,755)     (62,400)  (29,234,843)
                               ============  ============ ============  ============

The accompanying notes are an integral part of these financial statements.
                                  7 of 25

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                              For the Six Months
                                                                Ended December
                                                         ----------------------------
                                                              2006          2005
                                                        -------------  -------------
Cash flows from operating activities:
  Net loss                                               $(9,547,185)  $(10,495,103)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Loss on disposal of assets
   Depreciation and amortization                           2,136,841      1,076,189
   Bad debt expense                                                -        361,700
   Non-cash interest expense                                       -      1,642,864
   Stock issued for services                                 126,000              -
   Employee stock based compensation                         353,036        200,000
   Non-cash financial advisory fees                           28,800        142,920
   Preferred stock issued for financing costs              3,460,000              -
   Gain on forfeiture of warrants                           (254,011)             -
   Gain on change in derivative valuation                   (119,925)             -
   Debt conversion expenses                                        -      1,314,064
   Gain on settlement of accounts payable                   (106,659)             -
  Changes in current assets and liabilities,
  net of businesses acquired and sold:
   Accounts receivable                                      (672,262)    (2,147,315)
   Prepaid expenses and other current assets                (160,040)      (650,479)
   Decrease in deposits                                      109,163              -
   Accounts payable and accrued expenses                   1,852,391      3,866,462
   Accounts payable   related party                         (218,881)             -
   Inventory                                                  29,750        121,676
   Deferred revenue                                          471,535      1,276,336
   Increase in security deposits                              62,750              -
   Interest payable                                          485,977        (23,379)
   Minority interest                                               -         22,149
                                                        -------------  -------------
Net cash provided (used) by operating activities          (1,962,720)    (3,291,916)
                                                        -------------  -------------
Cash flow from investing activities:
  Restricted cash                                                  -      5,073,914
  Capital expenditures                                       (21,666)             -
                                                        -------------  -------------
Net cash provided (used) by investing activities:            (21,666)     5,073,914
                                                        -------------  -------------

Cash flow from financing activities
  Payment for capital leases                                (588,813)      (547,754)
  Proceeds from lines of credit                            6,800,000              -
  Payments on lines of credit                             (5,200,000)             -
  Borrowings under notes                                   2,500,000              -
  Repayments under notes                                     (94,360)    (5,039,442)
  Borrowings under long-term liabilities                           -      4,500,000
                                                        -------------  -------------
Net cash provided (used) by investing activities           3,416,827     (1,087,196)
                                                        -------------  -------------
Effect of foreign exchange on cash                            (7,885)           184

Net cash provided by (used in) continuing operations       1,432,441        694,802

Net cash provided by (used in) discontinued operations             -              -
                                                        -------------  -------------
Net increase (decrease) in cash                            1,424,556        694,986

Cash at beginning of period                                  181,339        752,261
                                                        -------------  -------------
Cash at end of period                                   $  1,605,895   $  1,447,247
                                                        =============  =============

Supplemental information:
  Interest paid                                              403,910        159,000
                                                        -------------  -------------
  Income taxes                                                     -              -
                                                        -------------  -------------
  Conversion of notes to common stock                              -        787,550
                                                        -------------  -------------
  Preferred stock issued for financing costs               3,460,000              -
                                                        -------------  -------------
  Common stock issued for services                           126,000              -
                                                        -------------  -------------

The accompanying notes are an integral part of these financial statements


                                  8 of 25

                      TWL Corporation and Subsidiaries
                  (formerly Trinity Learning Corporation)
                 Notes to Consolidated Financial Statements
                             December 31, 2006
                                (unaudited)

GENERAL

TWL Corporation has elected to omit substantially all footnotes to the consolidated financial statements for the six months ended December 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended June 30, 2006.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, in the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

NOTE 1.  ACCOUNTING POLICIES

Overview
--------
TWL Corporation (the "Company") is creating a global learning company by acquiring operating subsidiaries that specialize in educational and training content, delivery, and services for particular industries or that target a particular segment of the workforce. The Company believes that there are product and service synergies between and among our various subsidiaries that position us to create a global learning company that can provide integrated learning services to corporations, organizations, educational institutions, and individual learners, using a variety of delivery technologies, platforms and methods to meet the growing need for global learning solutions. The Company believes that it will be one of the first companies to be able to serve major multinational employers at multiple levels of their organizations and assist these customers to meet the challenges of a major turnover in the world's workforce over the coming decade. Factors such as demographics, technology, and globalization will require enterprises, organizations and governments around the world to invest in human capital to remain competitive.

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


                                  9 of 25

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006. The results of operations for the six months ended December 31, 2006, are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our April 1, 2005 acquisition of Primedia Workplace Learning.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Lines of Credit
---------------
The Company maintains and utilizes a revolving loan or open line of credit for $5,000,000 with Laurus Master Fund, Ltd. At the end of the six month period ending December 31, 2006, borrowings of $6,800,000 offset by repayments of $5,200,000 left a balance of $1,600,000 drawn against the revolving loan balance. Interest on the unpaid balance is accrued daily and paid monthly. The current rate of interest is 10.25%. The revolving loan is secured by 90% the eligible accounts receivable of the Company's domestic operations and 30% of eligible inventory not to exceed $1,000,000.

Convertible Debt
----------------
The Company records its convertible debt net of the debt discount. From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to EITF Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method. The convertible debt held by the Company at December 31, 2006 did not contain beneficial conversion features.

Stock Options
-------------
The Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which requires the Company to use the Black-Scholes pricing model to estimate the fair value of the options at the option grant date.

Earnings (Loss) Per Share
-------------------------
Basic earnings (loss) per common share is computed by dividing net income
(loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share ("DEPS") is computed giving effect to all potential dilutive shares including shares held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from release of escrow shares, the conversion of notes payable or the exercise of options and warrants of 21,105,900 and 30,017,684, respectively, were not included in the computation of DEPS, because their inclusion would have been anti-dilutive for the six months ended December 31, 2006 and fiscal year ended June 30, 2005. Basic and diluted net loss per common share for the fiscal periods ended June 30, 2006 and 2005 were calculated as follows:


                                                    For the Six Months Ended
                                                           December 31,
                                                  ----------------------------
                                                       2006            2005
                                                  -------------  --------------
Numerator-Basic / Diluted
  Net loss available for common stockholders      $ (9,547,185)  $(10,495,103)
                                                  =============  =============
Denominator-Basic / Diluted

  Weighted-average common stock outstanding         43,415,513     40,018,013
                                                  =============  =============
  Basic / Diluted loss per share                  $      (0.22)  $      (0.26)
                                                  =============  =============


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

Note 2 - Stock Option Plan

The following schedule summarizes the activity during the periods ended December 31, 2006 and June 30, 2006, respectively:

                                       December 31, 2006          June 30, 2006
                                    ------------------------ ------------------------
                                         (Unaudited)
                                                   Weighted                 Weighted
                                                    Average                  Average
                                                   Exercise                 Exercise
                                        Shares       Price       Shares       Price
                                    ------------  ---------- ------------  ----------
Outstanding at beginning of year     10,628,000   $    0.30   11,665,000   $    0.33
Granted                              14,100,300        0.06    2,004,000        0.18
Canceled                             (3,622,400)       0.25   (3,041,000)       0.45
                                    ------------  ---------- ------------  ----------
Outstanding at end of period         21,105,900   $    0.15   10,628,000   $    0.30
                                    ============  ========== ============  ==========
Exercisable at period-end             9,340,837   $    0.23    6,614,393   $    0.33
                                    ============  ========== ============  ==========


                                  11 of 25

                                Weighted      Average       Number of      Weighted
     Range of    Number of       Average     Remaining       Options        Average
     Exercise      Options      Exercise    Contractual       Vested       Exercise
       Price    Outstanding      Price      Life (Years)  (Exercisable)      Price
   -------------------------  ------------  ------------  -------------  ------------
   $      0.05      350,000   $      0.05          0.77        350,000   $      0.05
   $      0.05       12,000          0.05          6.93          3,000          0.05
   $      0.06   14,006,400          0.06          6.75      3,501,600          0.06
   $      0.07        4,500          0.07          6.84          1,125          0.07
   $      0.16      250,000          0.16          4.34         62,500          0.16
   $      0.16      250,000          0.16          4.35        250,000          0.16
   $      0.19      975,000          0.19          4.11        787,500          0.19
   $      0.22    1,725,000          0.22          3.30      1,165,928          0.22
   $      0.25      500,000          0.25          0.92        500,000          0.25
   $      0.27      125,000          0.27          3.38         82,011          0.27
   $      0.50       25,000          0.50          1.25         25,000          0.50
   $      0.50    1,010,000          0.50          1.67      1,000,000          0.50
   $      0.50      625,000          0.50          2.00        625,000          0.50
   $      0.50      250,000          0.50          2.09        244,905          0.50
   $      0.50      898,000          0.50          3.08        658,887          0.50
   $      0.85      100,000          0.85          2.67         83,381          0.85
               -------------                              -------------
                 21,105,900                                  9,340,837
               =============                              =============

We recognized stock option expense in the amount of $353,036 and $828,308 for the six months ending December 31, 2006 and for the fiscal year ending June 30, 2006, respectively. The option expense was calculated using the Black Scholes valuation model.

NOTE 3   Warrants

During the six months ended December 31, 2006, 7,200,000 warrants for the purchase of its common stock were surrendered. As a result of the surrender, the principle terms of the warrants are summarized as follows:

                                                                      2006
                                         --------------------------------------------
                                                             Exercise
                                                             Price Per    Exercisable
Description                                      Shares        Share        Through
-------------------------------------------------------------------------------------
Granted
-------
October 2002 Equity Private Placement            500,000    $    0.25  September 2007
October 2002 Equity Private Placement
 Bonus Warrants (1)                              250,000         1.00  September 2010
May 2003 Equity Private Placement              2,438,000         0.25  September 2007
May 2003 Equity Private Placement              7,708,600         0.25    October 2007
May 2003 Equity Private Placement
 Bonus Warrants (1)                            1,219,000         1.00  September 2010
May 2003 Equity Private Placement
 Bonus Warrants (1)                            3,854,300         1.00    October 2010
Warrants issued to Mr. Swindells on
 note conversion                                 850,000         0.25   November 2007
Bonus warrants to Mr. Swindells (1)              425,000         1.00   November 2007
2004 Bridge Loan Warrant                       1,549,000         0.25        May 2010
2004 Bridge Loan Warrant                       1,146,000         0.25   February 2010
Warrants Issued to Financial Advisors            125,000         1.00       July 2009
Warrants Issued to Financial Advisors          1,600,000         0.81     August 2009
Warrants issued to Financial Advisors             20,000         0.25       July 2008
Warrants issued to Financial Advisors            190,050         0.25    October 2008
Warrants issued to Financial Advisors             10,000         0.25    October 2008
2005 Convertible Loan Warrants                 1,476,027         0.25    January 2009
Warrants Issued to Financial Advisors            150,000         0.31     August 2008
Warrants Issued to Financial Advisors            376,818         0.31       July 2010


                                       12 of 25


Warrants Issued to Financial Advisors          3,391,362         0.27       July 2010
Warrants Issued to Debt Private Placement        250,000         0.15      March 2008
Warrants Issued to Equity Private Placement      937,500         0.20      March 2008
Warrants Issued to debt holders that
 converted debt during calendar 2005           1,476,027         0.25    January 2008
Warrants Issued to Creditors                      75,000         0.30      March 2008
                                             -------------------------
Total Granted                                 30,017,684         0.43
Exercised                                              -
                                             ------------
Total Outstanding                             30,017,684
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

NOTE 5 - GOING CONCERN

To meet our present and future liquidity requirements, we are developing our business through collections on accounts receivable, and growing our revenues. There can be no assurance that our results of operations will materially improve in either the short or the long-term. Based upon our cash balance at February 1, 2007 we will not be able to sustain operations for more than three months without an improvement in our revenues and cost reducing initiatives. If we fail to improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

NOTE 6   SUBSEQUENT EVENTS

On January 5, 2007, the Company determined that it could not pay certain obligations as and when they shall become due and payable. The Company's inability to meet its obligations as they become due represents an event of default under, and accelerates its payment obligations in connection with, the 15% senior secured convertible debenture (the "Debenture") causing it to become due and payable immediately, together with interest and other amounts owing in respect thereof. Specifically, the Company's determination with respect to the Debenture is as follows:

Accrued interest of $337,500 was due January 1, 2007 on the Debenture in the principal amount of $4,500,000, and as of January 10, 2007 a late fee at the rate of 18% on the accrued interest in the amount of $3,750.

The Company is currently negotiating to extend the terms of this debt instrument; however, there can be no assurance that the Company will be able to extend such term with the investor.

                                  13 of 25

NOTE 7   MATERIAL EVENTS

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


                                  14 of 25

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

                                  15 of 25

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

Overview

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at February 1, 2007, we will not be able to sustain operations for more than three months without additional sources of funding. To meet our present and future liquidity requirements, we will continue to seek conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.


                           Results of Operations

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2006 TO THE THREE MONTHS ENDED DECEMBER 31, 2005

Our revenue for the second quarter of 2007 was $6,342,560, as compared to $8,675,748 for the second quarter of 2006. This decrease in revenue is due to decreased subscription revenue $1,783,429, one-time sales $596,329 and other revenue $185,950 offset by increased production revenue $232,520.


                                  16 of 25

Cost of sales, which consist of labor, hardware costs, cost of goods sold and other incidental expenses, was $1,849,184 for the three months ending December 31, 2006 as compared to $2,184,869 for the three months ending December 31, 2005, resulting in gross profit of $4,493,376 for the three months ending December 31, 2006 as compared to $6,490,879 for the three months ending December 31, 2005.

Operating expenses for the three months ending December 31, 2006 were $8,351,190 as compared to $7,497,694 for the three months ending December 31, 2005. Salaries and benefits increased $572,780 from $3,826,685 for the three month period ending 2005 to $4,399,465 for the three month period ending 2006. Professional fees increased slightly to $859,751 for the three months ending December 31, 2006 as compared to $719,259 for the three months ending December 31, 2005. Selling, general and administrative expenses decreased $660,014 from $2,780,675 for the three month period ending December 31, 2006 to $2,120,661 for the three months ending December 31, 2005. Depreciation and amortization increased from $171,075 for the three months ending December 31, 2005 to $971,313 for the three months ending December 31, 2006.

Other expenses of $513,253 were $900,583 less than that for the three months ending December 31, 2005. This decrease in other expenses was due primarily to a decrease in interest expense.

We reported net loss available for common stockholders of $4,371,067 or $0.10 per share for the three months ended December 31, 2006, compared to a net loss of $2,420,651 or $0.06 per share for the three months ended December 31, 2005.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2006 TO THE SIX MONTHS ENDED DECEMBER 31, 2005

Our revenue for the second quarter of 2007 was $13,121,250, as compared to $14,024,505 for the second quarter of 2006. This decrease in revenue is due primarily to decreased subscription $1,645,732 and other $348,517 revenue offset by increases in one-time sales $754,007 and production revenue $336,987.

Cost of sales, which consist of labor, hardware costs, cost of goods sold and other incidental expenses, was $2,974,367 for the six months ending December 31, 2006 as compared to $2,735,342 for the six months ending December 31, 2005, resulting in gross profit of $10,146,883 for the six months ending December 31, 2006 as compared to $11,289,163 for the six months ending December 31, 2005.

Operating expenses for the six months ending December 31, 2006 were $15,351,691 as compared to $17,878,463 for the six months ending December 31, 2005. Salaries and benefits decreased $667,155 from $9,337,498 for the six month period ending 2006 to $8,670,343 for the six month period ending 2005. Professional fees increased slightly to $1,138,727 for the six months ending December 31, 2006 as compared to $1,085,473 for the six months ending December 31, 2005. Selling, general and administrative expenses decreased $3,737,231 from $7,143,011 for the six month period ending December 31, 2005 to $3,405,780 for the six months ending December 31, 2006. Depreciation and amortization increased from $312,481 for the six months ending December 31, 2005 to $2,136,841 for the six months ending December 31, 2006.

Other expenses for the six months ending December 31, 2006 were $4,342,377 compared to $3,895,002 for the six months ending December 31, 2005. This increase is attributable to the issuance of preferred stock $3,460,000 offset by decreases in net interest expense $1,218,782, loss on debt conversion $1,314,064 and other $479,779.

We reported net loss available for common stockholders of $9,547,185 or $0.22 per share for the six months ending December 31, 2006, compared to a net loss of $10,495,103 or $0.26 per share for the six months ending December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our expenses are currently greater than our revenues. We have a history of losses and our accumulated deficit as of December 31, 2006 was $69,592,820 as compared to $48,321,856 as of December 31, 2005.

                                  17 of 25

At December 31, 2006, we had an unrestricted cash balance of $1,605,895 compared to $1,447,247 at December 31, 2005. Net cash used by operating activities during the six months ended December 31, 2006 was 1,962,720 attributable primarily to our adjusted loss from operations offset by our increase in accounts payable. Net cash provided by financing activities was $3,416,827 for the six months ended December 31, 2006 representing borrowings long-term notes and short-term loans.

Accounts receivable decreased from $5,687,730 at December 31, 2005 to $3,352,817 at December 31, 2006. This decrease is attributable to our increased collection efforts.

Accounts payable decreased from $5,500,518 at December 31, 2005 to $4,345,085 at December 31, 2006. Accrued expenses increased from
$3,126,252 at December 31, 2005 to $8,332,982 at December 31, 2006.  The
net increase in accounts payable and accrued expenses was attributable to negative cash flow.

As a professional services organization we are not capital intensive. Capital expenditures historically have been for computer-aided instruction, accounting and project management systems and general-purpose computer equipment to accommodate our growth.

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

     - A secured three-year revolving note with a principal amount of $5,000,000 (the "Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the "Notes"); see Note 4.
                                  18 of 25
Of the Secured Note, net proceeds of $2,173,000 were received by the Company on the Closing Date. Any proceeds of the Revolving Note will be deposited in a restricted account with Cole Taylor Bank as security for the total loan amount and for use by us to make acquisitions as approved by Laurus. We also agreed to pay, out of the Loan proceeds, the sum of $270,000 to Laurus Capital Management, LLC, the manager of Laurus, the sum of $60,000 to Laurus as reimbursement for Laurus' legal fees, due diligence fees and expenses incurred in connection with the transaction, and $2,000 to Loeb & Loeb LLP as escrow agent fees.

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

                                  19 of 25
On September 26, 2006, the Company held a Special Shareholders meeting (the "Meeting"), for the Company's shareholders of record as of August 11, 2006 (the "Record Date"), as was previously disclosed by the Company in its definitive Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006. During the Meeting, the affirmative vote of the Company's shareholders holding the majority of the Company's outstanding shares as of the Record Date approved the following proposals:

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

On January 5, 2007, the Company determined that it could not pay certain obligations as and when they shall become due and payable. The Company's inability to meet its obligations as they become due represents an event of default under, and accelerates its payment obligations in connection with, the 15% senior secured convertible debenture (the "Debenture") causing it to become due and payable immediately, together with interest and other amounts owing in respect thereof. Specifically, the Company's determination with respect to the Debenture is as follows:

Accrued interest of $337,500 was due January 1, 2007 on the Debenture in the principal amount of $4,500,000, and as of January 10, 2007 a late fee at the rate of 18% on the accrued interest in the amount of $3,750.

The Company is currently negotiating to extend the terms of this debt instrument; however, there can be no assurance that the Company will be able to extend such term with the investor.

To meet our present and future liquidity requirements, we are continuing to seek conversion of outstanding loans and payables into common stock, developing the business of our subsidiaries and collections on accounts receivable. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. Based upon our cash balance at February 1, 2006 we will not be able to sustain operations for more than three months without additional sources of financing or improved operating results. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.



                                  20 of 25


ITEM 32.  CONTROLS AND PROCEDURES

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

                                  21 of 25

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On January 5, 2007, the Company determined that it could not pay certain obligations as and when they shall become due and payable. The Company's inability to meet its obligations as they become due represents an event of default under, and accelerates its payment obligations in connection with, the 15% senior secured convertible debenture (the "Debenture") causing it to become due and payable immediately, together with interest and other amounts owing in respect thereof. Specifically, the Company's determination with respect to the Debenture is as follows:

Accrued interest of $337,500, due January 1, 2007 on the Debenture in the principal amount of $4,500,000, and as of January 10, 2007 a late fee at the rate of 18% on the accrued interest in the amount of $3,750.

The Company is currently negotiating to extend the terms of this debt instrument; however, there can be no assurance that the Company will be able to extend such term with the investor.


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



                                  22 of 25

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   TWL CORPORATION


February 14, 2007                  By: /S/ DENNIS J. CAGAN
                                   ---------------------------------------
                                           Dennis J. Cagan
                                           Chief Executive Officer


February 14, 2007                  By: /S/ Patrick R. Quinn
                                   ---------------------------------------
                                           Patrick R. Quinn
                                           Chief Financial Officer







                                  23 of 25