Form 10QSB
period 2007-03-31
TWL CORP
filed 2007-05-22
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

Commission file number 000-08924

TWL Corporation

Formerly Trinity Learning Corporation

 (Exact name of small business issuer as specified in its charter)

Utah	73-0981865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4101 International Parkway, Carrollton, Texas 75007

 (Address of principal executive offices)

(972) 309-4000

(Issuer’s telephone number)

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

As of May 17, 2007, 43,978,013 shares of the issuer’s common stock and 4,300,000 shares of the issuer’s Preferred Stock, no par value per share, were outstanding.

1 of 30

TWL CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as “we,” “us,” “our company,” “TWL” or “the Company.”

THIS FORM 10-QSB FOR THE NINE MONTHS ENDED MARCH 31, 2007, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL” OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS.  HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS:  DETERIORATION IN CURRENT ECONOMIC CONDITIONS; OUR ABILITY TO PURSUE BUSINESS STRATEGIES; PRICING PRESSURES; CHANGES IN THE REGULATORY ENVIRONMENT; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL TRADE; MONETARY AND FISCAL POLICIES; OUR ABILITY TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RISK FACTORS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.  WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

2 of 26

3 of 26

TWL Corporation
(formerly Trinity Learning Corporation)
Condensed Consolidated Balance Sheet
March 31,
2007
(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,878,202
Accounts Receivable, net	3,550,012
Inventory, net	915,495
Prepaid Expenses and Other Current Assets	375,502
Total Current Assets	6,719,211

Property & Equipment, net	4,550,562
Other Assets	1,152,041

Total Assets	$12,421,814

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	4,919,205
Accrued Expenses	9,432,094
Interest Payable	908,240
Deferred Revenue	4,470,093
Capital Lease - Current	1,266,104
Line of Credit - Current	1,200,000
Convertible Notes Payable, net of unamortized discount of $578,990	5,431,094
Notes Payable - Related Parties	530,718
Total Current Liabilities	28,157,548
Long Term Liabilities
Obligations under capital leases	11,085,521
Note Payable, net of unamortized discount of $335,276	2,037,224
Other Long-term Liabilities	62,750
Total Long-term Liabilities	13,185,495
Total Liabilities	41,343,043

Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 Shares Authorized at No Par
Value; 4,300,000 shares issued and outstanding	3,460,000
Common Stock, 750,000,000 Shares Authorized at No Par
Value; 43,415,513 shares Issued and
Outstanding	38,376,673
Accumulated Deficit	(70,750,401)
Other Comprehensive Income (Loss)	(7,501)
Total Stockholders' Deficit	(28,921,229)

Total Liabilities and Stockholders' Deficit	12,421,814
The accompanying notes are an integral part of these financial statements

4 of 26

TWL Corporation
(formerly Trinity Learning Corporation)
Condensed Consolidated Statements of Operations and Comprehensive Losses
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues, net
Subscription revenue	$ 8,334,212	$ 10,533,053	$ 8,334,212	$ 10,533,053
One-time sales	7,524,903	6,189,243	7,524,903	6,189,243
Production revenue	1,573,886	1,232,071	1,573,886	1,232,071
Other revenue	1,824,938	2,217,552	1,824,938	2,217,552
Total Revenues, net	19,257,939	20,171,919	19,257,939	20,171,919
Cost of Sales	(4,559,784)	(4,482,252)	(4,559,784)	(4,482,252)
Gross Profit	14,698,155	15,689,667	14,698,155	15,689,667
Expenses
Salaries & Benefits	13,758,782	4,258,007	13,758,782	13,541,418
Professional Fees	1,472,998	1,007,449	1,472,998	2,099,264
Professional Fees - Related Parties	-	-	-	-
Selling, General & Administrative	440,157	4,516,850	3,845,937	9,445,913
Depreciation & Amortization	2,724,059	1,019,251	2,724,059	2,307,074
Total Expenses	18,395,996	10,801,557	21,801,776	27,393,669
Loss from Operations	(3,697,841)	4,888,110	(7,103,621)	(11,704,002)
Other Income (Expense):
Interest	(766,021)	(476,062)	(2,075,188)	(2,775,781)
Equity Losses and Impairment of Investment
in Associated Companies	-	-	-
Financing Costs	-	-	(1,705,989)	-
Surrender of warrants in connection with financing costs
financing costs	-	-	-
Loss on Debt Conversion	-	-	-	(1,614,064)
Other income (expense)	106,659	816	106,659	816
Total Other Income and (Expense)	(766,021)	(475,246)	(3,674,518)	(4,389,029)
Minority Interest	-	10,801	-	10,801
Loss from Continuing Operations
Before Taxes	(4,463,862)	4,402,063	(10,778,139)	(16,103,832)
Income Taxes	-	-	-
Total Income Tax Expense	-	-	-	-
Loss from Continuing Operations	(4,463,862)	4,402,063	(10,778,139)	(16,103,832)
Discontinued Operations
Gain (Loss) from Discontinued Operations	-		-
Total Gain (Loss) from Discontinued
Operations	-	-	-	-

The accompanying notes are an integral part of these financial statements

5 of 26

TWL Corporation
(formerly Trinity Learning Corporation)
Condensed Consolidated Statements of Operations and Comprehensive Losses
(Unaudited)
(Continued)

Net Loss	$ (4,463,862)	$ 4,402,063	$ (10,778,139)	$ (16,103,832)
Deemed dividend on issuance of preferred stock	-	-	(250,000)	-
Net (Income) Loss from Continuing
Operations	$ (0.10)	$ 0.11	$ (0.25)	$ (0.41)
Gain (Loss) from Discontinued
Operations	$ -	$ -	$ -	$ -
Net Loss available for common shareholders	$ (2,664,834)	$ 6,877,115)	$ (11,028,139)	$ (16,103,832)
Net Loss Per Share - Basic and Diluted	$ 0.06	$ 0.17	$ 0.25	$ 0.41
Weighted Average Shares Outstanding
- Basic and Diluted	43,415,513	40,607,388	43,415,513	39,454,326
Comprehensive Income (Loss)
	For Three Months Ended		For Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net Loss for common shareholders	(2,664,834)	(6,877,115)	(11,028,139)	(16,103,832)
Foreign Currency Translation Gain (Loss)	(11,631)	2,652	(11,631)	(31,547)
Comprehensive Loss	$ (2,676,465)	$ (6,874,463)	$ (11,039,770)	$(16,135,379)

The accompanying notes are an integral part of these financial statements

6 of 26

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended March 31,
	2007	2006
		(Restated)
Net cash used in operating activities	(1,664,333)	(2,439,845)

Cash flow from investing activities:
Restricted cash	-	5,091,670
Capital expenditures	(28,137)	(1,295)

Net cash provided by (used) in investing activities	(28,137)	5,090,375

Cash flow from financing activities:
Payment for capital leases	(891,296)	(829,144)
Proceeds from lines of credit	12,100,000	-
Payments on lines of credit	(10,900,000)	-
Borrowings under notes	3,500,000	100,000
Repayments under notes	(217,745)	(5,323,529)
Repayments under short-term notes - related party	-	(750,000)
Borrowings under long-term liabilities	-	4,500,000
Other financing activities	(189,995)	150,350

Net cash provided by (used) in financing activities	3,400,964	(2,152,323)
Effect of foreign exchange on cash	(11,631)	184
Net increase in cash and cash equivalents	1,696,863	498,391
Cash and cash equivalents at beginning of period	181,339	752,261
Cash and cash equivalents at end of period	$ 1,878,202	$ 1,250,652

The accompanying notes are an integral part of these consolidated financial statements

7 of 26

TWL Corporation and Subsidiaries

(formerly Trinity Learning Corporation)

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

NOTE 1.  Business and Basis of Presentation

TWL Corporation (the “Company”) is creating a global learning company by acquiring operating subsidiaries that specialize in educational and training content, delivery, and services for particular industries or that target a particular segment of the workforce.  The Company believes that there are product and service synergies between and among our various subsidiaries that position us to create a global learning company that can provide integrated learning services to corporations, organizations, educational institutions, and individual learners, using a variety of delivery technologies, platforms and methods to meet the growing need for global learning solutions.  The Company believes that it will be one of the first companies to be able to serve major multinational employers at multiple levels of their organizations and assist these customers to meet the challenges of a major turnover in the world’s workforce over the coming decade. Factors such as demographics, technology, and globalization will require enterprises, organizations and governments around the world to invest in human capital to remain competitive.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.  The results of operations for the nine months ended March 31, 2007, are not necessarily indicative of the operating results for the full year.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net loss available for common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common share equivalents.  As all common stock equivalents would be anti-dilutive, basic loss per share is the same as dilutive loss per share.

8 of 26

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods.  Actual results could differ from those estimates.  On an ongoing basis, the Company reviews its estimates based on information that is currently available.  Changes in facts and circumstances may cause the Company to revise its estimates.  Significant estimates include revenue recognition, valuation and allocation of the purchase consideration of the assets and liabilities and assets acquired in business combinations and equity investments in associated companies, our determination of fair value of common stock issued in business combinations and equity investments in associated companies, and the annual valuation and review for impairment of assets acquired and of long-lived assets.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

NOTE 2 - GOING CONCERN

During the nine month period ended March 31, 2007 the Company incurred a net loss of $11,109,388 and experienced a cash flow deficit, from its operations, in the amount of $2,029,354.  As of March 31, 2007 the Company had a cash balance of $1,878,202 and a negative working capital balance of $21,317,879.  The negative working capital is attributable to extending payments to vendors, increased accrued expenses, increased short-term borrowings and the reclassification of long-term notes payable to current due to the Company’s determination that it could not pay certain obligations as they became due and payable thus creating an event of default, see Note 3.  It is anticipated that such loses and cash flow deficits will continue in the near future.

Currently, we do not have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.  We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  Based on our cash balance at May 1, 2007, we will not be able to sustain operations for more than three months without additional sources of funding.  To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries and collections on accounts receivable. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  This raises substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable t a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - Debt

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement  #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC (the “Waiver”) in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company’s loan in the amount of $4,500,000 to Laurus (the “Subordination”).  Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006.  Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).

We also agreed to file a registration statement registering the resale of the shares issuable upon the conversion of the Palisades Preferred Stock no later than 210 days after the Palisades Closing Date (as defined below).  We further

9 of 26

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

On July 31, 2006 (the "Palisades Closing Date"), the Company entered into a subsequent Letter Agreement with Palisades (the "Letter Agreement #2") whereby Palisades and the Company agreed to modify the Letter Agreement #1, such that Palisades would subordinate its security interest in all of the assets of the Company and its subsidiaries to Laurus (as defined below).  As consideration for the Waiver, the Subordination and Palisades’ agreement to surrender the 7,200,000 warrants issued in connection with the March 2006 Financing and in lieu of the Company issuing the additional 82,800,000 warrants as agreed to pursuant Letter Agreement #1.

On August 31, 2006 (the "Closing Date"), the Company entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus") and Palisades Equity Fund (“PEF”), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  As a part of this financing, PEF agreed to return all of its warrants issued under the March 31, 2006 Securities Purchase Agreement.  In return, they were issued 1,800,000 shares of convertible preferred stock.  PEF was also issued 1,000,000 shares of convertible preferred stock as part of this transaction.  The securities being sold and issued to Laurus included the following:

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

10 of 26

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

We also have granted Laurus a right of first refusal with respect to any debt or equity financings, with such restriction being in effect for no longer than 2 years after the Closing Date.

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

In connection with the transactions we recorded a long-term note payable, preferred stock, offset by the forfeiture of warrants issued in connection with the March 2006 financing, and various legal and placement fees.

The Company maintains and utilizes a revolving loan or open line of credit for $5,000,000 with Laurus Master Fund, Ltd.  At the end of the nine month period ending March 31, 2007, borrowings of $12,100,000 offset by repayments of $10,900,000 left a balance of $1,200,000 drawn against the revolving loan balance.  Interest on the unpaid balance is accrued daily and paid monthly.  The current rate of interest is 10.25%.  The revolving loan is secured by 90% the eligible accounts receivable of the Company’s domestic operations and 30% of eligible inventory not to exceed $1,000,000.

On January 5, 2007, the Company determined that it could not pay certain obligations as and when they shall become due and payable.  The Company’s inability to meet its obligations as they become due represents an event of default under, and accelerates its payment obligations in connection with, the 15% senior secured convertible debenture (the “Debenture”) causing it to become due and payable immediately, together with interest and other amounts owing in respect thereof.  Specifically, the Company’s determination with respect to the Debenture is as follows:

Accrued interest of $337,500, due January 1, 2007 on the Debenture in the principal amount of $4,500,000, and as of January 10, 2007 a late fee at the rate of 18% on the accrued interest in the amount of $3,750.

On March 13, 2007 (the "Closing Date"), TWL Corporation (the "Company") entered into a Purchase and Amendment Agreement (the "Agreement") with certain accredited investors (the "Holders") for the issuance of up to an aggregate of $4,000,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2011, and six month warrants (the "Warrants"; the Warrants and the Debentures are collectively referred to as the "Securities"), to purchase up to an aggregate of 53,333,333 shares of common stock of the Company (the "Financing").  The Company sold and will sell the Securities on the same terms as the 15% Senior Secured Convertible Debentures sold on March 31, 2006 and the accompanying four year warrants sold on equal date (the "March 2006 Financing") as reported in the Company's Current Report filed with the Securities and Exchange Commission (the "Commission") on Form 8-K on April 3, 2006 (the "Current Report"), with the exception of the following terms: (i) the Debentures are convertible into shares of the Company's common stock at a price equal to $0.03 per share (the "Conversion Price"), (ii) the Warrants shall be exercisable at $0.03 per share, have a six month termination period and do not have a cashless exercise provision, (iii) the Company's obligation to redeem 1/24th of the face amount of the Debentures on the first of every month (the "Rate"), starting March 31,

11 of 26

2008 (the "Dates"), shall be conditional on the Holders of the Debentures electing to have the Company redeem the Debentures at the scheduled Rate on the scheduled Dates which payment can be made in cash or in common stock of the Company; if in stock at the lower of the Conversion Price or 80% of the volume weighted average price of the Company's stock for the twenty trading days prior to the repayment date; and (iv) the Securities are subject to Modified Registration Rights (as defined further below).  The purchase and sale of any additional Securities may occur in one or more closings to occur no later than six months after the Closing Date.

Similar to the terms of the March 2006 Financing, (i) the Company's obligation to repay the Debentures is secured by all of its assets, and the assets of its wholly owned subsidiary, TWL Knowledge Group, Inc. (the "Subsidiary"), pursuant to a Security Agreement which the Company and the Subsidiary entered into with the Holders on the Closing Date; and (ii) the Company's Subsidiary entered into a Subsidiary Guarantee with the Holders on the Closing Date pursuant to which the Subsidiary agreed to guarantee the Company's repayment of the Debentures to the Holders.

The Holders have agreed to restrict their ability to convert their Debentures or exercise their Warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion of the Debentures or exercise of the Warrants does not exceed 4.99% of the then issued and outstanding shares of common stock.

Further, out of the Proceeds, the Company paid commissions of $80,000, an unallocated expense reimbursement fee of $20,000, and issued 100,000 Warrants to the placement agent on the terms substantially similar to the Warrants with the exception of the five year maturity period, a registered broker dealer firm, each as consideration for services performed in connection with the issuance of the Debentures and Warrants to the Holders on the Closing date pursuant to the Securities Purchase Agreement.  The placement agent has no obligation to buy any Debentures or Warrants from us.  In addition, we have agreed to indemnify the placement agent and other persons against specific liabilities under the Securities Act of 1933, as amended.  In the event of further sales by the Company of additional Debentures and additional Warrants per the terms of the Agreement, the Company has agreed to pay to the placement agent (i) 8.0% of the additional Debentures sold by the Company, plus an unallocated expense reimbursement of an additional 2.0% of the additional Debentures received by the Company during the term of the Agreement; and (ii) warrants equal to ten percent (10%) of the number of the Additional Debentures (the "Placement Agent Warrants"), such that the Placement Agent Warrants shall have a five year maturity, and otherwise be substantially in the form of the Warrants sold to the Holders.

In addition, the Company has agreed to the following registration rights, which shall equally be applicable to the Holders, additional purchasers of the Securities, if any, and the current holders of the securities sold by the Company in the March 2006 Financing: the Company has agreed to file a registration statement (the "Registration Statement") with the Commission the 60th calendar day (the "Filing Date") following the date the Company receives a written notice from the Holders holding at least the majority of the Registrable Securities (as defined in the Agreement) requesting the Company to file an initial Registration Statement (the "Initial Filing Date") and use its best efforts to have it declared effective the 120th calendar day following the Initial Filing Date (or 150th if reviewed by the SEC). If the Registration Statement is not filed or effective on time or the Company fails to maintain the effectiveness of the Registration Statement, the Company shall pay 1.0 % of the amount of the Debentures sold in liquidated damages until such default is cured, subject to an overall limit of up to 3 months of partial liquidated damages. The Registration Statement also will cover the future sale by (i) placement agent of the shares issuable on exercise of the Warrants issued to the placement agent in connection with the transaction, (ii) shares of common stock of the Company underlying the securities sold in the March 2006 Financing, and (iii) the rest of the Registrable Securities (as defined in the Agreement). These registration rights shall collectively be referred to as the "Modified Registration Rights."

Except as set forth above, the Company sold the Debentures and the Warrants on the same terms as the 15% Senior Secured Convertible Debentures sold in the March 2006 Financing as reported in the Company's Current Report.

12 of 26

In addition, the holder of the Company’s term note (the “Term Note”) and revolving note sold by the Company on August 31, 2006 (the “August 2006 Holder”), as reported by the Company in its Current Report filed with the Commission on Form 8-K on September 6, 2006, has agreed to the following terms of consents and waivers with the Company: (i) consent to the Company entering into the Financing and related agreements, (ii) consent to the Modified Registration Rights, (iii) consent to a reduction of the conversion price of the 15% Senior Secured Convertible Debentures sold in the March 2006 Financing to $0.03, a reduction of the exercise price of the warrants sold in the March 2006 Financing to $0.03, and a reduction of the conversion price of the shares of the Series A Preferred Stock issued by the Company in connection with the March 2006 Financing to $0.03, (iv) waiver of all liquidated damages that may have accrued through the Closing Date under the registration rights agreement (the “RR Agreement”) entered into by and between the Company and the August 2006 Holder, as a result solely of the Company’s failure to file a registration statement (the “August 2006 Registration Statement”) on or prior to the Filing Date, each as defined in the RR Agreement, (iv) waiver of participation rights to the extent available to the August 2006 Holders as a result of the Financing, (v) agreement to have the Company file the August 2006 Registration Statement no later then 210 days of the Closing Date, and have the Commission declare it effective no later than 365 days following the Closing Date. Furthermore, to the extent that the Company receives (x) gross proceeds of no less than $2,000,000 and no greater than $4,000,000 from the issuance of the Securities and such gross proceeds are used by the Company solely for working capital and payment of accounts payable purposes and not to repay indebtedness of the Company or any of its Subsidiaries (collectively the “Purposes”), the August 2006 Holder and the Company agreed that for the three consecutive Amortization Dates (as defined in the Term Note) following the first date of receipt of the Company of no less than $2,000,000 of gross proceeds (the “Initial Deferral Term”) from the issuance of such Securities, the principal portion of the Monthly Amount (as defined in the Term Note) due on each such Amortization Date shall be postponed to, and repaid to the August 2006 Holder on, the Maturity Date (as defined in the Term Note), or (y) gross proceeds of no less than $4,000,000 from the issuance of the Securities and such gross proceeds are used by the Company solely for the Purposes, the August 2006 Holder and the Company agreed that for the three consecutive Amortization Dates (as defined in the Term Note) following the Initial Deferral Term (the “Additional Deferral Term”), the principal portion of the Monthly Amount (as defined in the Term Note) due on each such Amortization Date shall be postponed to, and repaid to the August 2006 Holder on, the Maturity Date (as defined in the Term Note).

The above consents and waivers entered into by and between the Company and the August 2006 Holder, were granted in consideration of the Company reducing the exercise price of the shares of the Series A Preferred Stock issued by the Company to these holders, from its current amount to $0.08 per share of common stock (to the extent such original exercise price is prior to such reduction greater than or equal to $0.08). Except as set forth above, all of the terms and provisions of the security agreement and the various transaction documents entered into by and between the Company and the August 2006 Holder, are, and shall remain, in full force and effect.

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

NOTE 4 – Stockholders’ Deficit

On July 24, 2006, the Company issued 1,800,000 shares of common stock for services rendered.  The services were rendered at their fair value of $0.07 per share, totaling $126,000.

In connection with an agreement with a debt holder to subordinate their security interest to a new lender, on July 27, 2006 and July 31, 2006, the Company issued 2,800,000 shares of preferred stock with a coupon rate of 7% convertible into 10 shares of common stock at $0.10 per share. The shares were recorded at fair value totaling $1,960,000.  In connection with this event the lender also agreed to surrender 7,200,000 common stock warrants and lowered the conversion price on certain outstanding debentures.  See Note 3 for further discussion.

13 of 26

On August 31, 2006, the Company issued 1,500,000 shares of preferred stock with a coupon rate of 7% convertible into 10 shares of common stock at $0.10 per share.  The shares were valued at the then current common stock market value of $0.10 per share.  Accordingly, $1,500,000 has been recorded to the preferred stock account of the Company.  The shares were issued in connection with additional long-term financing outlined in other notes.  See Note 3 for further discussion.

The following schedule summarizes the activity during the nine month period ended March 31, 2007:

	March 31, 2007
	(Unaudited)
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	10,628,000	$0.30
Granted	14,130,300	0.06
Canceled	(3,908,400)	0.23
Outstanding at end of period	20,849,900	0.15
Exercisable at period-end	9,490,622	0.24

		Weighted	Average
Range of	Number of	Average	Remaining
Exercise	Options	Exercise	Contractual
Price	Outstanding	Price	Life (Years)

$0.05	350,000	$0.05	0.52
$0.05	12,000	0.05	6.68
$0.06	13,782,400	0.06	6.50
$0.07	4,500	0.07	6.59
$0.07	13,000	0.07	6.86
$0.16	250,000	0.16	4.09
$0.16	250,000	0.16	4.11
$0.19	975,000	0.19	3.86
$0.22	1,680,000	0.22	3.05
$0.25	500,000	0.25	0.92
$0.27	125,000	0.27	3.13
$0.50	25,000	0.50	1.00
$0.50	1,010,000	0.50	1.42
$0.50	625,000	0.50	1.75
$0.50	250,000	0.50	1.84
$0.50	898,000	0.50	2.83
$0.85	100,000	0.85	2.42

	20,849,900

14 of 26

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004),  “Accounting for Stock-Based Compensation” (SFAS 123[R]).  In accordance with SFAS 123[R], we recognized option compensation expense in the amount of $444,754 for the nine months ending March 31, 2007.  The expense was calculated using the Black Scholes valuation model with the following assumptions:

March 31,
2007
Five-year Risk-free Interest Rage	3.85
Dividend Yield	Nil
Volatility	133%
Average Expected Term (Years to Exercise)	5

NOTE 5 – Warrants

Outstanding Warrants at March 31, 2007 are as follows:

Description	Shares	Exercise Price Per Share	Exercisable Through
Granted

October 2002 Equity Private Placement	500,000	0.25	September 2007
October 2002 Equity Private Placement Bonus Warrants (1)	250,000	1.00	September 2010
May 2003 Equity Private Placement	2,438,000	0.25	September 2007
May 2003 Equity Private Placement	7,708,600	0.25	October 2007
May 2003 Equity Private Placement Bonus Warrants (1)	1,219,000	1.00	September 2010
May 2003 Equity Private Placement Bonus Warrants (1)	3,854,300	1.00	October 2010
Warrants issued to Mr. Swindells on note conversion	850,000	0.25	November 2007
Bonus warrants to Mr. Swindells (1)	425,000	1.00	November 2007
2004 Bridge Loan Warrant	1,549,000	0.25	May 2010
2004 Bridge Loan Warrant	1,146,000	0.25	February 2010
Warrants Issued to Financial Advisors	125,000	1.00	July 2009
Warrants Issued to Financial Advisors	1,600,000	0.81	August 2009
Warrants issued to Financial Advisors	20,000	0.25	July 2008
Warrants issued to Financial Advisors	190,050	0.25	October 2008
Warrants issued to Financial Advisors	10,000	0.25	October 2008
2005 Convertible Loan Warrants	1,476,027	0.25	January 2009
Warrants Issued to Financial Advisors	150,000	0.31	August 2008
Warrants Issued to Financial Advisors	376,818	0.31	July 2010
Warrants Issued to Financial Advisors	3,391,362	0.27	July 2010
Warrants Issued to Debt Private Placement	250,000	0.15	March 2008
Warrants Issued to Equity Private Placement	937,500	0.20	March 2008
Warrants Issued to debt holders that converted debt during calendar 2005	1,476,027	0.25	January 2008
Warrants Issued to Creditors	75,000	0.30	March 2008

Total Granted	30,017,684	0.43
Exercised	-
Total Outstanding	30,017,684

15 of 26

On July 31, 2006 the Company entered into a subsequent Letter Agreement with Palisades whereby Palisades surrendered 7,200,000 warrants issued in connection with the March 2006 financing.  We recognized a gain of $254,011 in the quarter ending September 30, 2006 as a result of this surrender.

(1)

Bonus warrants are issuable upon exercise of the original warrant.

NOTE 6 – SUBSEQUENT EVENTS

Effective as of April 9, 2007, Ron Posner resigned as a member of the board of directors of TWL Corporation (the “Company”).  Currently, the Company is undertaking efforts to search for a qualified replacement to be appointed to fill the board of directors’ vacancy created by the resignation of Mr. Posner.

As of the date of this Current Report, the Company has received gross proceeds of $1,000,000 from the sale of the Securities.

NOTE 7 – MATERIAL EVENTS

On September 26, 2006, the Company held a Special Shareholders meeting (the “Meeting”), for the Company’s shareholders of record as of August 11, 2006 (the “Record Date”), as was previously disclosed by the Company in its definitive Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006.  During the Meeting, the affirmative vote of the Company’s shareholders holding the majority of the Company’s outstanding shares as of the Record Date approved the following proposals:

1.   Amending the Company’s Articles of Incorporation to change the name of the Company from Trinity Learning Corporation to TWL Corporation; and

2.

Amending the Company’s Articles of Incorporation to increase the authorized number of Common Stock from 100,000,000 shares to 750,000,000 shares.

The Company filed a Certificate of Amendment with the Secretary of State of the State of Utah, effective as of September 29, 2006, to effect a name change of the Company from Trinity Learning Corporation to TWL Corporation and to increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares.

In addition, the Company filed a Certificate of Amendment with the Secretary of State of Delaware, effective as of September 12, 2006, to effect a name change of its subsidiary Trinity Workplace Learning to TWL Knowledge Group, Inc.

16 of 26

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our fiscal year ends on June 30.  This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB (the “Quarterly Report”) contain forward looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by this forward looking information.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 under the heading Information Regarding Forward-Looking Statements and elsewhere.  Investors should review this Quarterly Report in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock.  This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Overview

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Currently, we do not have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.  We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  Based upon our cash balance at May 1, 2007, we will not be able to sustain operations for more than three months without additional sources of funding.  To meet our present and future liquidity requirements, we will continue to seek conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries and collections on accounts receivable.  There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term.  If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  This raises substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

Our revenue for the third quarter of 2007 was $6,136,689 as compared to $6,147,414 for the third quarter of 2006.  This slight decrease in revenue is due to the loss of subscription customers in our Government and Healthcare divisions.  This loss reduced subscription revenue by $553,109 and other revenue of $44,097.  This was partially offset by increased single event sales in our Industrial division of $581,653.

Cost of sales, which consists of direct labor, hardware costs, cost of goods sold and other incidental expenses, was $1,585,417 for the three months ending March 31, 2007 as compared to $1,746,910 for the three months ending March 31, 2006 resulting in gross profit of $4,551,272 for the three months ending March 31, 2007 as compared to $4,400,504 for the three months ending March 31, 2006.  A large portion of the Company’s expenses are considered fixed costs.  Consequently, a decrease in revenue can have a significant impact on net income.

Operating expenses for the three months ending March 31, 2007 were $6,450,085 as compared to $10,801,557 for the three months ending March 31, 2006.  Salaries and benefits increased $830,432 from $4,258,007 for the three month period ending 2006 to $5,088,439 for the three month period ending 2007.  Professional fees decreased $673,178 from $1,007,449 for the three months ending March 31, 2006 to $334,271 for the three months ending March 31, 2007.  Selling, general and administrative expenses decreased $4,076,693 from $4,516,850 for the three months ending March 31, 2006 to $440,157 for the three month period ending March 31, 2007.  Depreciation and amortization decreased from $1,019,251 for the three months ending March 31, 2007 to $587,218 for the three months ending March 31, 2007.

17 of 26

Other expenses of $713,278 were $237,216 greater than that for the three months ending March 31, 2006.  This increase in other expenses was due to increased interest expense.

We reported net loss available for common stockholders of $2,694,7309 or $0.06 per share for the three months ended March 31, 2007, compared to a net loss of $4,667,369 or $0.11 per share for the three months ended March 31, 2006.

Comparison of the nine months ended March 31, 2007 to the nine months ended March 31, 2006

Our revenue for the third quarter of 2007 was $19,257,939 as compared to $20,171,919 for the third quarter of 2006.  This decrease in revenue is due to decreased subscription revenue $2,198,841 and other revenue $392,614 offset by increases in one-time sales $1,335,660 and production revenue $341,815.

Cost of sales, which consist of labor, hardware costs, cost of goods sold and other incidental expenses, was $4,559,784 for the nine months ending March 31, 2007 as compared to $4,482,252 for the nine months ending March 31, 2006, resulting in gross profit of $14,698,155 for the nine months ending March 31, 2007 as compared to $15,689,667 for the nine months ending March 31, 2006.

Operating expenses for the nine months ending March 31, 2007 were $23,761,776 as compared to $27,393,669 for the nine months ending March 31, 2006.  Salaries and benefits increased $217,367 from $13,541,418 for the nine month period ending 2006 to $13,758,782 for the nine month period ending 2007.  Professional fees decreased $626,266 from $2,099,264 for the nine months ending March 31, 2006 to $1,472,998 for the nine months ending March 31, 2007.  Selling, general and administrative expenses decreased $4,339,976 from $9,445,913 for the nine months ending March 31, 2006 to $5,105,937 for the nine month period ending March 31, 2007.  Depreciation and amortization increased from $2,307,074 for the nine months ending March 31, 2006 to $2,724,059 for the nine months ending March 31, 2007.

Other expenses for the nine months ending March 31, 2007 were $1,048,806 compared to $4,389,029 for the nine months ending March 31, 2006.  This decrease is attributable to decreased interest expense of $845,482, prior year loss on debt conversion of $1,614,064, gain on forfeiture of warrants of $774,834 and other of 105,843.

We reported net loss available for common stockholders of $11,109,388 or $0.26 per share for the nine months ended March 31, 2007, compared to a net loss of $13,894,121 or $0.35 per share for the nine months ended March 31, 2006.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues.  We have a history of losses and our accumulated deficit as of March 31, 2007 was $70,175,670 as compared to $59,704,547 as of June 20, 2006.

At March 31, 2007, we had an unrestricted cash balance of $1,878,202 compared to $181,339 at June 30, 2006.  Net cash used by operating activities during the nine months ended March 31, 2007 was $957,590 attributable primarily to our adjusted loss from operations offset by our increase in accounts payable and accrued expenses.  Net cash provided by financing activities was $2,694,221 for the nine months ended March 31, 2007 representing borrowings, long-term notes and short-term loans.

Accounts receivable increased from $2,680,555 at June 30, 2006 to $3,550,012 at March 31, 2007.  This increase is attributable to our increased sales efforts.

Accounts payable decreased from $6,830,088 at June 30, 2006 to $4,919,205 at March 31, 2007.  Accrued expenses increased from $4,102,247 at March 31, 2006 to $9,432,094 at March 31, 2007.  The net increase in accounts payable and accrued expenses was attributable to the lack of sufficient working capital which caused the Company to delay scheduled payments to its vendors.

18 of 26

As a professional services organization we are not capital intensive.  Capital expenditures historically have been for computer-aided instruction, accounting and project management systems and general-purpose computer equipment to accommodate our growth.

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement  #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC (the “Waiver”) in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company’s loan in the amount of $4,500,000 to Laurus (the “Subordination”).  Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006.  Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).

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

On July 31, 2006 (the "Palisades Closing Date"), the Company entered into a subsequent Letter Agreement with Palisades (the "Letter Agreement #2") whereby Palisades and the Company agreed to modify the Letter Agreement #1, such that Palisades would subordinate its security interest in all of the assets of the Company and its subsidiaries to Laurus (as defined below).  As consideration for the Waiver, the Subordination and Palisades’ agreement to surrender the 7,200,000 warrants issued in connection with the March 2006 Financing and in lieu of the Company issuing the additional 82,800,000 warrants as agreed to pursuant Letter Agreement #1.

On August 31, 2006 (the "Closing Date"), the Company entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus") and Palisades Equity Fund (“PEF”), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  As a part of this financing, PEF agreed to return all of its warrants issued under the March 31, 2006 Securities Purchase Agreement.  In return, they were issued 1,800,000 shares of convertible preferred stock.  PEF was also issued 1,000,000 shares of convertible preferred stock as part of this transaction.  The securities being sold and issued to Laurus included the following:

- A secured three-year term note (the "Secured Note") with a principal amount of $2,500,000 (the "Secured Note Amount"), which matures on August 31, 2009 (the "Maturity Date");

- A secured three-year revolving note with a principal amount of $5,000,000 (the "Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the "Notes").

In connection with the Secured Note, net proceeds of $2,173,000 were received by the Company on the Closing Date.  Any proceeds of the Revolving Note will be deposited in a restricted account with Cole Taylor Bank as security for the total loan amount and for use by us to make acquisitions as approved by Laurus.  We also agreed to pay, out of the Loan proceeds, the sum of $270,000 to Laurus Capital Management, LLC, the manager of Laurus, the sum of $60,000 to Laurus as reimbursement for Laurus' legal fees, due diligence fees and expenses incurred in connection with the transaction, and $2,000 to Loeb & Loeb LLP as escrow agent fees.

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

19 of 26

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

On September 26, 2006, the Company held a Special Shareholders meeting (the “Meeting”), for the Company’s shareholders of record as of August 11, 2006 (the “Record Date”), as was previously disclosed by the Company in its definitive Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006.  During the Meeting, the affirmative vote of the Company’s shareholders holding the majority of the Company’s outstanding shares as of the Record Date approved the following proposals:

1.   Amending the Company’s Articles of Incorporation to change the name of the Company from Trinity Learning Corporation to TWL Corporation; and

2.

Amending the Company’s Articles of Incorporation to increase the authorized number of Common Stock from 100,000,000 shares to 750,000,000 shares.

The Company filed a Certificate of Amendment with the Secretary of State of the State of Utah, effective as of September 29, 2006, to effect a name change the Company from Trinity Learning Corporation to TWL Corporation and to increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares.

20 of 26

In addition, the Company filed a Certificate of Amendment with the Secretary of State of Delaware, effective as of September 12, 2006, to effect a name change of its subsidiary Trinity Workplace Learning to TWL Knowledge Group, Inc.

On January 5, 2007, the Company determined that it could not pay certain obligations as and when they shall become due and payable.  The Company’s inability to meet its obligations as they become due represents an event of default under, and accelerates its payment obligations in connection with, the 15% senior secured convertible debenture (the “Debenture”) causing it to become due and payable immediately, together with interest and other amounts owing in respect thereof.  Specifically, the Company’s determination with respect to the Debenture is as follows:

Accrued interest of $337,500 was due January 1, 2007 on the Debenture in the principal amount of $4,500,000, and as of January 10, 2007 a late fee at the rate of 18% on the accrued interest in the amount of $3,750.

On March 13, 2007 (the "Closing Date"), TWL Corporation (the "Company") entered into a Purchase and Amendment Agreement (the "Agreement") with certain accredited investors (the "Holders") for the issuance of up to an aggregate of $4,000,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2011, and six months warrants (the "Warrants"; the Warrants and the Debentures are collectively referred to as the "Securities"), to purchase up to an aggregate of 53,333,333 shares of common stock of the Company (the "Financing"). The Company sold and will sell the Securities on the same terms as the 15% Senior Secured Convertible Debentures sold on March 31, 2006 and the accompanying four year warrants sold on equal date (the "March 2006 Financing") as reported in the Company's Current Report filed with the Securities and Exchange Commission (the "Commission") on Form 8-K on April 3, 2006 (the "Current Report"), with the exception of the following terms: (i) the Debentures are convertible into shares of the Company's common stock at a price equal to $0.03 per share (the "Conversion Price"), (ii) the Warrants shall be exercisable at $0.03 per share, have a six month termination period and do not have a cashless exercise provision, (iii) the Company's obligation to redeem 1/24th of the face amount of the Debentures on the first of every month (the "Rate"), starting March 31, 2008 (the "Dates"), shall be conditional on the Holders of the Debentures electing to have the Company redeem the Debentures at the scheduled Rate on the scheduled Dates which payment can be made in cash or in common stock of the Company; if in stock at the lower of the Conversion Price or 80% of the volume weighted average price of the Company's stock for the twenty trading days prior to the repayment date; and (iv) the Securities are subject to Modified Registration Rights (as defined further below). The purchase and sale of any additional Securities may occur in one or more closings to occur no later than six months after the Closing Date. As of the date of this Current Report, the Company has received gross proceeds of $1,000,000 from the sale of the Securities (the "Proceeds").

Similar to the terms of the March 2006 Financing, (i) the Company's obligation to repay the Debentures is secured by all of its assets, and the assets of its wholly owned subsidiary, TWL Knowledge Group, Inc. (the "Subsidiary"), pursuant to a Security Agreement which the Company and the Subsidiary entered into with the Holders on the Closing Date; and (ii) the Company's Subsidiary entered into a Subsidiary Guarantee with the Holders on the Closing Date pursuant to which the Subsidiary agreed to guarantee the Company's repayment of the Debentures to the Holders.

The Holders have agreed to restrict their ability to convert their Debentures or exercise their Warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion of the Debentures or exercise of the Warrants does not exceed 4.99% of the then issued and outstanding shares of common stock.

21 of 26

Further, out of the Proceeds, the Company paid commissions of $80,000, an unallocated expense reimbursement fee of $20,000, and issued 100,000 Warrants to the placement agent on the terms substantially similar to the Warrants with the exception of the five year maturity period, a registered broker dealer firm, each as consideration for services performed in connection with the issuance of the Debentures and Warrants to the Holders on the Closing date pursuant to the Securities Purchase Agreement. The placement agent has no obligation to buy any Debentures or Warrants from us. In addition, we have agreed to indemnify the placement agent and other persons against specific liabilities under the Securities Act of 1933, as amended. In the event of further sales by the Company of additional Debentures and additional Warrants per the terms of the Agreement, the Company has agreed to pay to the placement agent (i) 8.0% of the additional Debentures sold by the Company, plus an unallocated expense reimbursement of an additional 2.0% of the additional Debentures received by the Company during the term of the Agreement; and (ii) warrants equal to ten percent (10%) of the number of the Additional Debentures (the "Placement Agent Warrants"), such that the Placement Agent Warrants shall have a five year maturity, and otherwise be substantially in the form of the Warrants sold to the Holders.

In addition, the Company has agreed to the following registration rights, which shall equally be applicable to the Holders, additional purchasers of the Securities, if any, and the current holders of the securities sold by the Company in the March 2006 Financing: the Company has agreed to file a registration statement (the "Registration Statement") with the Commission the 60th calendar day (the "Filing Date") following the date the Company receives a written notice from the Holders holding at least the majority of the Registrable Securities (as defined in the Agreement) requesting the Company to file an initial Registration Statement (the "Initial Filing Date") and use its best efforts to have it declared effective the 120th calendar day following the Initial Filing Date (or 150th if reviewed by the SEC). If the Registration Statement is not filed or effective on time or the Company fails to maintain the effectiveness of the Registration Statement, the Company shall pay 1.0 % of the amount of the Debentures sold in liquidated damages until such default is cured, subject to an overall limit of up to 3 months of partial liquidated damages. The Registration Statement also will cover the future sale by (i) placement agent of the shares issuable on exercise of the Warrants issued to the placement agent in connection with the transaction, (ii) shares of common stock of the Company underlying the securities sold in the March 2006 Financing, and (iii) the rest of the Registrable Securities (as defined in the Agreement). These registration rights shall collectively be referred to as the "Modified Registration Rights."  Except as set forth above, the Company sold the Debentures and the Warrants on the same terms as the 15% Senior Secured Convertible Debentures sold in the March 2006 Financing as reported in the Company's Current Report.

To meet our present and future liquidity requirements, we are continuing to seek conversion of outstanding loans and payables into common stock, developing the business of our subsidiaries and collections on accounts receivable.  There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term.  Based upon our cash balance at May 1, 2007 we will not be able to sustain operations for more than three months without additional sources of financing or improved operating results. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  That would raise substantial doubt about our ability to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Management’s Evaluation of Disclosure Controls and Procedures

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

22 of 26

(b)  Changes In Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

23 of 26

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See section Item 3 “Legal Proceedings” in our Annual Report filed with the SEC on Form 10-KSB on November 13, 2006.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On January 5, 2007, the Company determined that it could not pay certain obligations as and when they shall become due and payable.  The Company’s inability to meet its obligations as they become due represents an event of default under, and accelerates its payment obligations in connection with, the 15% senior secured convertible debenture (the “Debenture”) causing it to become due and payable immediately, together with interest and other amounts owing in respect thereof.  Specifically, the Company’s determination with respect to the Debenture is as follows:

Accrued interest of $337,500, due January 1, 2007 on the Debenture in the principal amount of $4,500,000, and as of January 10, 2007 a late fee at the rate of 18% on the accrued interest in the amount of $3,750.

On March 13, 2007 (the "Closing Date"), the Company entered into a Purchase and Amendment Agreement (the "Agreement") with certain accredited investors (the "Holders") for the issuance of up to an aggregate of $4,000,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2011, and six months warrants (the "Warrants"; the Warrants and the Debentures are collectively referred to as the "Securities"), to purchase up to an aggregate of 53,333,333 shares of common stock of the Company (the "Financing").  The Company sold and will sell the Securities on the same terms as Debentures sold on March 31, 2006 and the accompanying four year warrants sold on equal date (the "March 2006 Financing") as reported in the Company's Current Report filed with the Securities and Exchange Commission (the "Commission") on Form 8-K on March 20, 2007 (the "Current Report"), with the exception of the terms therein.  The Company is currently negotiating with the new Holders of the Debentures with respect to the event of default that occurred on January 5, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See section Item 4 “Submission of Matters to a Vote of Security Holders” in our Annual Report filed with the SEC on Form 10-KSB on November 13, 2006.

24 of 26

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

31.1 Certification of Periodic Financial Reports by Dennis J. Cagan, the Company’s Chief Executive Officer, in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Periodic Financial Reports by Patrick R. Quinn, the Company’s Chief Financial Officer, in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Periodic Financial Reports by Dennis J. Cagan, the Company’s Chief Executive Officer, in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

32.2 Certification of Periodic Financial Reports by Patrick R. Quinn, the Company’s Chief Financial Officer, in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

* Filed Herewith

25 of 26

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWL CORPORATION
May 21, 2007	By:	/s/ Dennis J. Cagan Dennis J. Cagan Chief Executive Officer

May 21, 2007	By:	/s/ Patrick R. Quinn Patrick R. Quinn Chief Financial Officer

26 of 26