Form 10QSB/A
period 2007-03-31
TWL CORP
filed 2007-05-22
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

1 of 26

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

8 of 26

The comparative periods for 2006 have been restated to reflect:

1.  The Company had previously recorded warrants issued in 2006 in connection with Palisades financing as a derivative instrument which were included in financing costs and liabilities. The Company has subsequently determined that the financial instruments do not qualify as derivative instruments therefore an accounting adjustment has been recorded to reflect an adjustment to the fair value of the debt instrument and corresponding warrant valuation.  The unamortized discount is being amortized over the term of the liability;

2.  The Company had previously recorded a gain due to non conversion of contingently redeemable stock in the amount of $2,210,000 related to the expiration of a conversion feature associated with the acquisition agreement for Ayshire, IRCA and Vilpas.  During the period ended March 31, 2006, the Company has reduced the gain to zero and increased common stock accordingly.

	Three months ended	Nine months ended
	31-Mar-06	31-Mar-06

Net income as originally reported	$(4,666,730)	$(13,893,482)
Increase in interest income	(2,136)	(2,136)
Gain due to non-conversion of contingently redeemable stock	(2,210,000)	(2,210,000)
Net income as restated	$(6,878,866)	$(16,105,618)

Earnings per share for the three and six months ended June 30, 2003 was adjusted as follows:

As originally reported	$(0.11)	$(0.35)
Adjustment	(0.05)	(0.06)
As restated	$(0.16)	$(0.41)

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

9 of 26

NOTE 2.  Going Concern

During the nine month period ended March 31, 2007 the Company incurred a net loss of $11,028,139 and experienced a cash flow deficit from its operations, in the amount of $1,664,333.  As of March 31, 2007 the Company had a cash balance of $1,878,202 and a negative working capital balance of $21,438,837.  The negative working capital is attributable to extending payments to vendors, increased accrued expenses, increased short-term borrowings and the reclassification of long-term notes payable to current due to the Company’s determination that it could not pay certain obligations as they became due and payable thus creating an event of default, see Note 3.  It is anticipated that such loses and cash flow deficits will continue in the near future.

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

NOTE 3.  Debt

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

10 of 26

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

11 of 26

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

The Company accounted for the transaction by allocating proceeds to the preferred stock, the secured note, and the revolving note, pro rata based upon each instruments relative fair value based upon this allocation proceeds in the amount of $1,250,000 allocated to the preferred stock.  Proceeds in the amount of $2,083,000 were allocated to the secured note leaving a debt discount in the amount of $416,667.  Also in connection with the transaction the Company recorded $133,000 in loan origination costs related to the revolving note. The Company is amortizing the debt discount and loan origination fees over the life of the respective notes.

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

On March 13, 2007 (the "Closing Date"), TWL Corporation (the "Company") entered into a Purchase and Amendment Agreement (the "Agreement") with certain accredited investors (the "Holders") for the issuance of up to an aggregate of $4,000,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2011, and warrants (the "Warrants"; the Warrants and the Debentures are collectively referred to as the "Securities"), to purchase up to an aggregate of 53,333,333 shares of common stock of the Company (the "Financing").  The Company sold and will sell the Securities on the same terms as the 15% Senior Secured Convertible Debentures sold on March 31, 2006 and the accompanying four year warrants sold on equal date (the "March 2006 Financing") as reported in the Company's Current Report filed with the Securities and Exchange Commission (the "Commission") on Form 8-K on April 3, 2006 (the "Current Report"), with the exception of the following terms: (i) the Debentures are convertible into shares of the Company's common stock at a price equal to $0.03 per share (the "Conversion Price"), (ii) the Warrants shall be exercisable at $0.03 per share, have a six month termination period and do not have a cashless exercise provision, (iii) the Company's obligation to redeem 1/24th of the face amount of the Debentures on the first of every month (the "Rate"), starting March 31, 2008 (the "Dates"), shall be conditional on the Holders of the Debentures electing to have the Company redeem the Debentures at the scheduled Rate on the scheduled Dates which payment can be made in cash or in common stock of the Company; if in stock at the lower of the Conversion Price or 80% of the volume weighted average price of the Company's stock for the twenty trading days prior to the repayment date; and (iv) the Securities are subject to Modified Registration Rights (as defined further below).  The purchase and sale of any additional Securities may occur in one or more closings to occur no later than six months after the Closing Date.

12 of 26

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

13 of 26

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

NOTE 4.  Stockholders’ Deficit

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

14 of 26

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

15 of 26

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

NOTE 5.  Warrants

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

16 of 26

On July 31, 2006 the Company entered into a subsequent Letter Agreement with Palisades whereby Palisades surrendered 7,200,000 warrants issued in connection with the March 2006 financing.  We recognized a gain of $254,011 in the quarter ending September 30, 2006 as a result of this surrender.

(1)

Bonus warrants are issuable upon exercise of the original warrant.

NOTE 6.  Subsequent Events

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

NOTE 7.  Material Events

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

17 of 26

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

Other expenses of $766,021 were $289,959 greater than that for the three months ending March 31, 2006.  This increase in other expenses was due to increased interest expense.

We reported net loss available for common stockholders of $2,664,834 or $0.06 per share for the three months ended March 31, 2007, compared to a net loss of $6,877,115 or $0.17 per share for the three months ended March 31, 2006.

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

18 of 26

Operating expenses for the nine months ending March 31, 2007 were $21,801,776 as compared to $27,393,669 for the nine months ending March 31, 2006.  Salaries and benefits increased $217,367 from $13,541,418 for the nine month period ending 2006 to $13,758,782 for the nine month period ending 2007.  Professional fees decreased $626,266 from $2,099,264 for the nine months ending March 31, 2006 to $1,472,998 for the nine months ending March 31, 2007.  Selling, general and administrative expenses decreased $5,599,976 from $9,445,913 for the nine months ending March 31, 2006 to $3,845,937 for the nine month period ending March 31, 2007.  Depreciation and amortization increased from $2,307,074 for the nine months ending March 31, 2006 to $2,724,059 for the nine months ending March 31, 2007.

Other expenses for the nine months ending March 31, 2007 were $3,674,518 compared to $4,389,029 for the nine months ending March 31, 2006.  This decrease is attributable to decreased interest expense of $700,593, prior year loss on debt conversion of $1,614,064, increased financing costs of $1,705,989 and other of 105,843.

We reported net loss available for common stockholders of $11,109,388 or $0.26 per share for the nine months ended March 31, 2007, compared to a net loss of $13,894,121 or $0.35 per share for the nine months ended March 31, 2006.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues.  We have a history of losses and our accumulated deficit as of March 31, 2007 was $70,750,401 as compared to $59,722,262 as of June 20, 2006.

At March 31, 2007, we had an unrestricted cash balance of $1,878,202 compared to $181,339 at June 30, 2006.  Net cash used by operating activities during the nine months ended March 31, 2007 was $1,664,333 attributable primarily to our adjusted loss from operations offset by our increase in accounts payable and accrued expenses.  Net cash provided by financing activities was $3,400,964 for the nine months ended March 31, 2007 representing borrowings, long-term notes and short-term loans.

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

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement  #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC (the “Waiver”) in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company’s loan in the amount of $4,500,000 to Laurus (the “Subordination”).  Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006.  Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).  The fair value of the preferred stock issued to Palisades in connection with their subordination agreement had an estimated fair value of $1,960,000.  The fair value of the warrants surrendered by Palisades in connection with their subordination agreement had a estimated fair value of $254,011.  The net amount of the fair value of the preferred stock issued and the warrants received by the Company ($1,705,989) was recorded as financing costs.

We also agreed to file a registration statement registering the resale of the shares issuable upon the conversion of the Palisades Preferred Stock no later than 210 days after the Palisades Closing Date (as defined below).  We further

19 of 26

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

20 of 26

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

21 of 26

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

22 of 26

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