Form 10QSB/A
period 2007-03-31
TWL CORP
filed 2007-05-24
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

(Mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

Commission file number000-08924

TWL Corporation
Formerly Trinity Learning Corporation
(Exact name of small business issuer as specified in its charter)

Utah	73-0981865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4101 International Parkway, Carrollton, Texas 75007
(Address of principal executive offices)

(972) 309-4000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 17, 2007, 43,978,013 shares of the issuer’s common stock and 4,300,000 shares of the issuer’s Preferred Stock, no par value per share, were outstanding.

1 of 25

TWL CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-QSB/A (the “Amended Quarterly Report”) is being filed by TWL Corporation (the “Company”) solely to file the correct version of the “Condensed Consolidated Statements of Operations and Comprehensive Losses” appearing on page 5 of this Amended Quarterly Report whose incorrect version was inadvertently filed with the Securities and Exchange Commission (the “SEC”) as part of the Company’s Quarterly Report on Form 10-QSB and amended Quarterly Report filed with the SEC on Form 10-QSB/A, filed on May 22, 2007, as a result of an erroneous filing made by the Company’s Edgarizer, the firm the Company uses to 'edgarize' the filing (the process used to submit filings electronically with the SEC). The Company is assessing its filing procedures to ensure they are adequate for future filings.

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

3 of 25

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

The accompanying notes are an integral part of these financial statements

4 of 25

TWL Corporation
(formerly Trinity Learning Corporation)
Condensed Consolidated Statements of Operations and Comprehensive Losses
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues, net
Subscription revenue	$2,652,459	$3,205,568	$8,334,212	$10,533,053
One-time sales	2,283,007	1,701,354	7,524,903	6,189,243
Production revenue	523,192	518,364	1,573,886	1,232,071
Other revenue	678,031	722,128	1,824,938	2,217,552
Total Revenues, net	6,136,689	6,147,414	19,257,939	20,171,919
Cost of Sales	(1,585,417)	(1,746,910)	(4,559,784)	(4,482,252)

Gross Profit	4,551,272	4,400,504	14,698,155	15,689,667

Expenses
Salaries & Benefits	5,088,439	4,258,007	13,758,782	13,541,418
Professional Fees	334,271	1,007,449	1,472,998	2,099,264
Selling, General & Administrative	440,157	4,516,850	3,845,937	9,445,913
Depreciation & Amortization	587,218	1,019,251	2,724,059	2,307,074

Total Expenses	6,450,085	10,801,557	21,801,776	27,393,669

Loss from Operations	(1,898,813)	(6,401,053)	(7,103,621)	(11,704,002)

Other Income (Expense):
Interest	(766,021)	(477,813)	(2,075,188)	(2,777,567)
Financing Costs	-	-	(1,705,989)	-
Loss on Debt Conversion	-	-	-	(1,614,064)
Other income (expense)	-	-	106,659	816

Total Other Income and (Expense)	(766,021)	(477,813)	(3,674,518)	(4,390,815)

Minority Interest	-	-	-	(10,801)

Net Loss	$(2,664,834)	$(6,878,866)	$(10,778,139)	$(16,105,618)

Deemed dividend on issuance of preferred stock	-	-	(250,000)	-
Net Loss available for common shareholders	$(2,664,834)	$(6,878,866)	$(11,028,139)	$(16,105,618)

Net Loss Per Share - Basic and Diluted	$0.06	$0.17	$0.25	$0.41

Weighted Average Sahres Outstanding - Basic and Diluted	43,415,513	40,607,388	43,415,513	39,454,326

Comprehensive Income (Loss)

	For Three Months Ended		For Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net Loss for common shareholders	(2,664,834)	(6,878,866)	(11,028,139)	(16,105,618)
Foreign Currency Translation Gain (Loss)	(3,745)	2,652	(11,631)	(31,547)
Comprehensive Loss	$(2,668,579)	$(6,876,214)	$(11,039,770)	$(16,137,165)

The accompanying notes are an integral part of these financial statements

5 of 25

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
		(Restated)
Net cash used in operating activities	(1,664,333)	(2,441,631)

Cash flow from investing activities:
Restricted cash	-	5,091,670
Capital expenditures	(28,137)	(1,295)

Net cash provided by (used) in investing activities	(28,137)	5,090,375

Cash flow from financing activities:
Payment for capital leases	(891,296)	(829,144)
Proceeds from lines of credit	12,100,000	-
Payments on lines of credit	(10,900,000)	-
Borrowings under notes	3,500,000	100,000
Repayments under notes	(217,745)	(5,323,529)
Repayments under short-term notes - related party	-	(750,000)
Borrowings under long-term liabilities	-	4,500,000
Other financing activities	(189,995)	152,136

Net cash provided by (used) in financing activities	3,400,964	(2,150,537)
Effect of foreign exchange on cash	(11,631)	184
Net increase in cash and cash equivalents	1,696,863	498,391
Cash and cash equivalents at beginning of period	181,339	752,261
Cash and cash equivalents at end of period	$1,878,202	$1,250,652

The accompanying notes are an integral part of these consolidated financial statements

6 of 25

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

Restatement

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

7 of 25

2. The Company had previously recorded a gain due to non conversion of contingently redeemable stock in the amount of $2,210,000 related to the expiration of a conversion feature associated with the acquisition agreement for Ayshire, IRCA and Vilpas. During the period ended March 31, 2006, the Company has reduced the gain to zero and increased common stock accordingly.

	Three months ended	Nine months ended
	31-Mar-06	31-Mar-06

Net income as origially reported	$(4,666,730)	$(13,893,482)
Increase in interest income	(2,136)	(2,136)
Gain due to non-conversion of contingently redeemable stock	(2,210,000)	(2,210,000)
Net income as restated	$(6,878,866)	$(16,105,618)

Earnings per share for the three and six months ended June 30, 2003 was adjusted as follows:

As originally reported	$(0.12)	$(0.35)
Adjustment	(0.05)	(0.06)
As restated	$(0.17)	$(0.41)

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

8 of 25

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

9 of 25

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

The Company accounted for the transaction by allocating proceeds to the preferred stock, the secured note, and the revolving note, pro rata based upon each instruments relative fair value. Based upon this allocation proceeds in the amount of $1,250,000 was allocated to the preferred stock. Proceeds in the amount of $2,083,333 were allocated to the secured note leaving a debt discount in the amount of $416,667. Also in connection with the transaction the Company recorded $833,333 in loan origination costs related to the revolving note. The Company is amortizing the debt discount and loan origination fees over the life of the respective notes.

10 of 25

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

11 of 25

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

12 of 25

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

NOTE 4 - Stockholders’ Deficit

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

The following schedule summarizes the option activity during the nine month period ended March 31, 2007:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	10,628,000	$0.30
Granted	14,130,300	0.06
Canceled	(3,908,400)	0.23
Outstanding at end of period	20,849,900	0.15
Exercisable at period-end	9,490,622	0.24

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)

$0.05	350,000	$0.05	0.52
$0.05	12,000	0.05	6.68
$0.06	13,782,400	0.06	6.50
$0.07	4,500	0.07	6.59
$0.07	13,000	0.07	6.86
$0.16	250,000	0.16	4.09
$0.16	250,000	0.16	4.11
$0.19	975,000	0.19	3.86
$0.22	1,680,000	0.22	3.05
$0.25	500,000	0.25	0.92
$0.27	125,000	0.27	3.13
$0.50	25,000	0.50	1.00
$0.50	1,010,000	0.50	1.42
$0.50	625,000	0.50	1.75
$0.50	250,000	0.50	1.84
$0.50	898,000	0.50	2.83
$0.85	100,000	0.85	2.42

	20,849,900

13 of 25

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

NOTE 5 - Warrants

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

14 of 25

On July 31, 2006 the Company entered into a subsequent Letter Agreement with Palisades whereby Palisades surrendered 7,200,000 warrants issued in connection with the March 2006 financing. We recognized a gain of $254,011 in the quarter ending September 30, 2006 as a result of this surrender.

(1) Bonus warrants are issuable upon exercise of the original warrant.

NOTE 6 - SUBSEQUENT EVENTS

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

NOTE 7 - MATERIAL EVENTS

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

15 of 25

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

ITEM 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

16 of 25

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

Other expenses of $766,021 were $288,208 greater than that for the three months ending March 31, 2006. This increase in other expenses was due to increased interest expense.

We reported net loss available for common stockholders of $2,664,834 or $0.06 per share for the three months ended March 31, 2007, compared to a net loss of $6,878,866 or $0.17 per share for the three months ended March 31, 2006.

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

Operating expenses for the nine months ending March 31, 2007 were $21,801,776 as compared to $27,393,669 for the nine months ending March 31, 2006. Salaries and benefits increased $217,364 from $13,541,418 for the nine month period ending 2006 to $13,758,782 for the nine month period ending 2007. Professional fees decreased $626,266 from $2,099,264 for the nine months ending March 31, 2006 to $1,472,998 for the nine months ending March 31, 2007. Selling, general and administrative expenses decreased $5,599,976 from $9,445,913 for the nine months ending March 31, 2006 to $3,845,937 for the nine month period ending March 31, 2007. Depreciation and amortization increased from $2,307,074 for the nine months ending March 31, 2006 to $2,724,059 for the nine months ending March 31, 2007.

Other expenses for the nine months ending March 31, 2007 were $3,674,518 compared to $4,390,815 for the nine months ending March 31, 2006. This decrease is attributable to decreased interest expense of $702,379, prior year loss on debt conversion of $1,614,064, increased financing costs of $1,705,989 and other of 105,843.

We reported net loss available for common stockholders of $11,028,139 or $0.25 per share for the nine months ended March 31, 2007, compared to a net loss of $16,105,618 or $0.41 per share for the nine months ended March 31, 2006.

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

17 of 25

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

18 of 25

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

19 of 25

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

20 of 25

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

21 of 25

(b) Changes In Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

22 of 25

PART II

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

23 of 25

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

24 of 25

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWL CORPORATION

May 24, 2007	By:	/s/ Dennis J. Cagan
Dennis J. Cagan
Chief Executive Officer

May 24, 2007	By:	/s/ Patrick R. Quinn
Patrick R. Quinn
Chief Financial Officer

25 of 25