Form 10KSB/A
period 2006-06-30
TWL CORP
filed 2007-10-12
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-KSB/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

Commission File No. 0-8924

TWL Corporation
(Name of small business issuer in its charter)

Utah	73-0981865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4101 International Parkway
Carrollton, Texas	75007
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (972) 309-4000

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year, $25,840,468

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of October 6, 2006 was $862,660.

As of October 9, 2006, the issuer had 43,415,513 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

F-1

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB (“Amendment No. 1”) for the year ended June 30, 2006. The Annual Report on Form 10-KSB was filed on November 13, 2006 (the “Original Filing”). This Amendment No. 1 is being filed to restate the consolidated financial statements to reflect a change in classification of certain assets acquired, short and long term liabilities; the accounting of warrants with debt instruments; and accounting for contingently redeemable stock.

2 of 90

3 of 90

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

Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as "we," "us," "our company," "Trinity Learning," or the “Company."

Recent Developments

Private Financing Transaction in March of 2006

On March 31, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investor (the “Investor”) for the issuance of an aggregate of $4,500,000 in face amount of 15% Senior Secured Convertible Debentures (the “Debentures") maturing March 31, 2010, and four year warrants (the "Warrants") to purchase an aggregate of 7,200,000 shares of common stock of the Company, exercisable into shares of the Company's common stock at $0.21 per share. The Debentures accrue interest at a rate of 15% per annum.

The Debentures are convertible into shares of the Company's common stock at a price equal to $0.25 per share. The Company is obligated to pay $187,500 as the monthly redemption amount of the Debentures on the first of every month, beginning on March 31, 2008, which payment can be made in cash or in common stock of the Company. The Company's obligation to repay Debentures is secured by all of its assets and the assets of its wholly owned subsidiary, TWL Knowledge Group (the "Subsidiary"). In addition, the Company's Subsidiary entered into a Subsidiary Guarantee with the investors on March 31, 2006 pursuant to which the Subsidiary agreed to guarantee the Company's repayment of the Debentures to the investors.

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

4 of 90

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

Private Financing Transaction in August of 2006

On August 31, 2006 (the "Closing Date"), we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which sold and issued to Laurus the Following securities:

- A secured three-year term note (the "Secured Note") with a principal amount of $2,500,000 (the "Secured Note Amount"), which matures on August 31, 2009 (the “Maturity Date");

- A secured three-year revolving note with a principal amount of $5,000,000 (the “Revolving Note"; the Revolving Note and the Secured Note shall be collectively referred to as the “Notes"); and

- 1,500,000 shares (the "Shares") of preferred stock (the "Preferred Stock"), of the Company, which is redeemable by the Company at a price of $0.10 per share (the “Set Price") at any time until August 31, 2011, and may be converted by Laurus at any time into common stock, no par value per share (the “Common Stock"), of the Company at the Set Price.

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

The principal amount of the Secured Note carries an interest rate of prime plus three percent (the "Secured Note Rate"), subject to adjustment, and we must make monthly amortizing payments of $42,500, commencing January 1, 2007, and with said monthly amortizing payments increasing to $62,500, commencing on January 1, 2008, toward the outstanding non-restricted principal amount. Furthermore, the Secured Note Rate shall not at any time be less than nine percent (9.0%). The Company may prepay the Secured Note at any time as set forth in the Secured Note.

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

In consideration of the foregoing, Laurus has agreed to a “lock-up provision” period of no less than twelve (12) months from the Closing Date.

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

We are also obligated to file a registration statement registering the resale of shares of the Common Stock issuable upon the conversion of the Shares. We are not registering for resale in this Registration Statement any Common Stock issuable upon the conversion of the Shares. If the registration statement is not filed within 60 days of Closing Date, or declared effective within 180 day of Closing Date, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

5 of 90

Amendment to March 2006 Financing

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company’s loan in the amount of $7,000,000 to Laurus (the “Subordination”). Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006. As consideration for the waiver, the Company agreed to issue Palisades 1,000,000 shares of Preferred Stock having a 7% coupon which is convertible into Common Stock at $0.10 per share (the "Palisades Preferred Stock") and lower the conversion price for the debentures dated March 31, 2006 issued to Palisades to $0.10. The Palisades Preferred Stock shall pay the 7% coupon semi-annually. Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).

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

Appointment of Dennis J. Cagan and Patrick R. Quinn

On July 24, 2006 the Company’s Board of Directors approved the appointment of Dennis Cagan to serve as the permanent President and Chief Executive Officer of the Company, and for such appointment to be effective upon the closing of the Laurus Master Fund, Ltd. financing transaction (the "Financing Transaction") which closed on August 31, 2006. Mr. Cagan was previously serving as interim President and CEO of the Company. In addition, the Company entered into a fulltime employment agreement (the "Agreement") with Mr. Cagan, dated as September 1, 2006. For more information on the terms of the Agreement, see section “Executive Compensation.”

On September 1, 2006 the Board of Directors appointed Patrick Quinn, the Company's Chief Financial Officer, to also serve as the Chief Operating Officer of the Company, and for such appointment to be effective upon the closing of the Financing Transaction.

Appointment of David B. Batstone

On September 13, 2006, the Company’s Board of Directors approved the appointment of David B. Batstone as a director of the Company. For more information on David B. Batstone, see section “Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.”

Special Shareholder Meeting held on September 26, 2006

On September 26, 2006, the Company held a Special Shareholders meeting, for the Company’s shareholders of record as of August 11, 2006 (the “Record Date”), as was previously disclosed by the Company in its Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006. During the meeting, the affirmative vote of the Company’s shareholders holding the majority of the Company’s outstanding shares as of the Record Date approved the following proposals:

1. Amending the Company’s Articles of Incorporation to change the name of the Company from Trinity Learning Corporation to TWL Corporation; and

6 of 90

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

In addition to internal growth through business development and expansion of sales and marketing in existing operations, we have pursued a strategy of acquiring and integrating other operating companies with established customer bases in strategic markets and industry segments. Today, target acquisition candidates typically are expected to meet one or more of these criteria:

•	core operations in the United States

•	prime customer relationships in North America

•	international sales channels through agents, partners, or sales offices

•	content that can be leveraged by the Company’s state-of-the-art production and communication facility in Carrollton, Texas

TWL Knowledge Group, Inc.

In April, 2005, we completed the acquisition of the key operating assets of the Primedia Workplace Learning division (“PWPL”) of PRIMEDIA, Inc., including PWPL’ s content libraries, trademarks, brands, intellectual property, databases and physical assets. Also included was a 200,000 square foot state-of-the-art workplace learning content production and delivery facility in Carrollton, Texas, which we lease and is used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire and emergency, government, law enforcement and private security markets. We operate the acquired assets as a wholly-owned subsidiary under the name TWL Knowledge Group, Inc. (“TWLK”).

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

The division, subsequently renamed the TWL Knowledge Group, Inc., serves as our primary content creation, marketing and delivery platform. With a comprehensive video production and distribution platform, including satellite uplinks and downlinks, plus live and archived Internet broadcasting capabilities, we have the ability to reach customers and learners around the world from one central facility. Currently not one customer comprises more than 4% of our total revenues, and we have more than 2,000 active customers.

7 of 90

TWLK has three key areas of focus:

•
Healthcare Group. The Healthcare Group (“HCG”) focuses primarily on serving hospitals and long-term care facilities within the healthcare sector. HCG currently services more than 1,800 hospitals and long-term care institutions and reaches more than 1,800,000 healthcare professionals. HCG provides its training primarily through our proprietary satellite delivered networks, with more than 83% of its revenues subscription based with contracts ranging from one to three years. HCG offers accreditation for 17 categories of licensed healthcare professionals, and has issued over 2,600,000 continuing education certificates. HCG has partnership alliances with the Joint Commission Resources and the VHA.

•
Government Services Group. The Government Services Group (“GSG”) focuses primarily on serving the emergency responder markets. GSG currently services more than 2,700 agencies and trains more than 300,000 emergency responders in the fields of law enforcement, fire, emergency medical services, and professional homeland security. Approximately 90% of its revenue is subscription based with contract lengths of generally one year in duration. GSG currently offers more than 2,000 courses through a variety of delivery channels to its thousands of federal, state and local customers.

•
Industrial Services Group. The Industrial Services Group (“ISG”) offers comprehensive training to the industrial sector and services some of the largest companies in the United States, including Global 1000 and Fortune 500 clients. Training in the industrial segment is increasingly driven by customer mandates for improved skills as well as for regulatory compliance. Approximately 10-15% of its revenue is subscription based with contracts ranging from one to three years. The remaining sales are single-event transactions. ISG provides its library of more than 2,000 training courses to its target market primarily through VHS tapes and CD formats. ISG’s commitment to online offerings has positioned the group to transition from product sales to a subscription model. ISG supplements all these channels with associated print material.

Key Benefits of the Combined Operations

As a result of the PWPL acquisition, the combination of the Company and TWLK provides a number of key benefits:

•
Approximately 210 full-time workplace learning professionals, including content development, instructional design, training services, marketing, video production, satellite communications, Internet and IT and administration. We have an expanded accounting and finance group that should enhance our financial controls, cash management, SEC reporting, and Sarbanes-Oxley compliance.

•	A content library of more than 21,000 training courses for the healthcare, industrial and security government markets.

•
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

•
A state-of-the-art 200,000 square foot office and production leased facility (approximately 20 minutes from Dallas-Fort Worth), built and equipped at a cost estimated at over $30 million in 1996, including production studios, satellite uplinks and downlinks. We now have an extensive information technology infrastructure, including The Academy, which is a proprietary database for tracking learners, courses and certifications. We believe that because an individual’s training and certification information resides within The Academy and is not owned by the employer, additional revenue could be generated as employees change jobs and require re-certification. The building also houses a replication and fulfillment center for in-house, on-demand creation of VHS tapes, CDs and DVDs, which enables us to leverage content development across all customer-driven delivery media.

•
A full-time customer service center that monitors and services the TWLK client base, including providing professional services and customized solutions. The support group also makes outbound customer calls to generate sales leads as well as take incoming customer calls.

8 of 90

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

According to the Population Resource Center, world population exceeded 6 billion individuals in 2001 with a growth rate of 1.3% annually. Based upon this growth rate, there will be approximately 1 billion new entrants to the global workforce each decade until at least the middle of this century. Furthermore, significant changes in the make-up of the world’s population are anticipated in the near future. It is estimated that in Europe, North America and certain other industrialized nations, anticipated future labor shortages are expected to be caused by an aging workforce and will need to be met through immigration, which would drive demand for language and other job training. Other labor shortages are expected to be met by full-time and part-time re-entry by “retirees” into the workforce, a trend that is already gaining momentum in the United States. These re-entry workers often must be trained or retrained for new job skills, particularly in computer-related skills. In addition to workplace learning, an aging population points toward an expanded market for lifelong learning as longevity increases and people are healthy and active longer into their 70s and 80s.

Other demographic factors in the make-up of the world’s work force are expected to have a significant impact on the world learning market. In the United States, according to Ameristat, between 1998 and 2008, over 40 million people are estimated to enter the US labor force, joining over 110 million workers already in the workforce. Furthermore, over 25% of new workers are expected to be either Hispanic or Asian, thus increasing diversity in the workplace. A more diverse workforce presents challenges to employers with regard to language and communication skills, compliance with laws and regulations regarding employment practices and training in basic workplace skills.

As the global workplace continues to change rapidly, the economic value of a college degree or professional certification continues to increase. In the United States, the wage premium for a college degree holder as compared to a high school diploma has nearly doubled since the late 1970s — a statistic that is even more pronounced for women workers. Around the world, the value of a college degree, particularly from an accredited U.S. higher education institution, remains one of the most valuable workplace assets. Through distance and online education, there is a world market for college degree programs and professional certifications. Wage differentials based upon education can also be found in the workplace below the degree level. For example, in Latin America, a worker with six years of education typically earns 50% more than a worker with no formal education, and the wage premium increases to 120% based upon 12 years of education.

Increased globalization is also expected to have a significant impact on the world learning market. As technology continues to facilitate global communication and business, corporations will continue to seek out new foreign markets for highly educated, lower cost workers. For developed nations to compete with the outsourcing of labor to developing nations, they must invest in educating and training their workforces. Many companies already know the benefits of ongoing education and training for their employees. The American Society for Training and Development (“ASTD”) performed a three-year study of employee education with 575 US-based publicly-traded firms from various industries. ASTD found that companies who invested $680 per employee more than the average company increased their total stockholder return by six percent for the following year. A survey performed by Chief Learning Officer Magazine and Fairfield Research Inc., a market research company, looked into the size of the enterprise-learning market in the US. Companies with over $500 million in annual sales spent an average of $3.7 million on learning and training and are estimated to have collectively spent $11.9 billion on education in 2003.

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

Just as globalization is expanding the world’s workforce to new labor markets and employers increasingly recognize the return on investment from a better educated workforce, technology is revolutionizing access to learning, education and training around the world through computer-based learning, high-speed network access, distance learning, e-learning and online accredited education. Access to computers and the Internet continues to increase dramatically, with the highest rates of growth over the coming decade expected to be in less developed nations. Worldwide, the Internet population is estimated at nearly 1 billion by The Computer Industry Almanac and is expected to grow at a rate of approximately 200 million new users per year.

9 of 90

The advent of computer and Internet technology has also presented new approaches for teaching and training employees. Over the past two decades, educational research has shown that individuals learn in different ways and that no one method of teaching or training is optimal across all types of content or desired educational outcomes. Educational research has shown that a blended learning approach is generally more successful for the retention of new learning. Within the overall global learning market, there are a variety of instructional methods that can be utilized to train workers. These methods include:

•	Classroom instruction at a school, the employer’s facility or at an off-site facility

•	Computer-based training and simulation

•	Distance education, utilizing printed materials or digital materials

•	Online or e-learning, either instructor-mediated or self-paced

•	Hands-on training with machines or devices, either in the workplace or at a remote facility

Strategy

Our goal is to become a leader in the global learning industry and to create one of the first global brands that integrate products and services for workplace learning, education and personal growth markets. Key aspects of our strategy are:

•
Cross Selling of Existing Content. We believe that there is significant customer overlap among its HCG, GSC and ISG industry verticals, with over 21,000 titles, we believe that there are significant cross- and up-selling opportunities in the combined Company and are refocusing our sales force to realize these synergies.

•
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

•	Expand Into Key Industry Segments. We are evaluating other industry segments where we believe that our technology and infrastructure will allow us to expand. Key among these is language learning.

•	Continue Focus on Cost Savings. We have implemented an extensive cost savings initiative, which we expect to realize upon in the next several quarters. This cost-savings initiative includes:

-	Headcount reduction in non-core areas;

-	Re-allocation of internal production staff to eliminate or reduce freelancers; and

-	Elimination of duplicate overhead, such as office space and back office employees

•
Increased Capacity Utilization. TWLK's production facility has additional unutilized capacity. We are in the process of increasing capacity utilization by one or more of the following: subleasing unused office space, finding additional third-party clients for video production facilities and identifying clients to share our satellite service capacity.

•
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

•	Increase Investor Awareness. We intend to apply for a NASDAQ Small-Cap or AMEX listing as soon as it meets the listing requirements.

10 of 90

Subsidiaries

We currently have three wholly owned operating subsidiaries: TWL Knowledge Group, Inc., River Murray Training, and VILPAS. Subsequent to the end of our fiscal year ended June 30, 2006, we divested our ownership in IRCA (Proprietary) Limited, previously a 51% subsidiary, and 51% interest in the operations of Riverbend.

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

•
Because Primedia refreshed and updated the content library prior to the sale of PWPL, we believe that minimal investment, if any, in content is needed over the next 12 months. Historically, Primedia has spent approximately $1.1 million per quarter on content development;

•	As a result of our acquisition of PWPL from Primedia, corporate overhead expenses of allocated from Primedia to PWPL should be substantially eliminated;

•	We have converted 29 temporary and/or contract employees to permanent status and eliminated several current job functions for an annual savings of approximately $1.3 million;

•
Because of the office space and administrative support that we acquired as a result of its acquisition of the Business, we have implemented annualized cost savings of approximately $300,000 through the elimination of duplicate overhead, such as office space and certain financial staff in California;

•	Other anticipated savings include:

11 of 90

-	Annual savings of approximately $125,000 from reduced maintenance costs related to the purchase of a new computer system. No significant capital expenditures are planned during the coming 12 months;

-	$90,000 reduction of licensing fees paid for learning management system;

-	Bonus and legal fee accruals by PWPL, which are no longer payable, of $212,000 and $100,000.

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

River Murray Training

River Murray Training (“RMT”), our Australian subsidiary, provides consultancy services for customers to establish a sustainable in-house training system, resource development services to develop customized learning support materials; and training services to provide a wide selection of fully accredited training.

The basis of the RMT training model is partnering with companies to develop training programs which provide two key benefits for its customers: first, training is made relevant to the workplace; second, active involvement of customer personnel in training program development creates opportunities that foster the creation of a learning environment. This in turn provides a medium through which the customer can achieve continuous improvement.

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

In aggregate, as of March 31, 2006, the Company derived the following respective percentage of revenues by geographic region: United States – 96.5%, Australia - 1.7% and Europe – 1.8%.

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

12 of 90

Generally, most of our competition comes from:

•	Smaller, specialized local training companies;

•	Providers of online and e-learning products targeted at corporate soft skills and technical training;

•	Not-for-profit trade schools, vocational schools and universities; and

•	Learning services divisions of large, multinational computer, software and management consulting firms.

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

We believe that our operating subsidiaries derive their competitive advantage from one or more of the following:

•	Proprietary content, software or technology;

•	Strategic relationships and alliances, including exclusive development and marketing relationships; and

•	Management's industry and customer relationships.

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

13 of 90

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

For the foreseeable future, unless and until we attain profitable operations, we will likely experience a net operating loss or minimal net income. Thus, we will likely be dependent on capital raised in equity and/or debt financing for the foreseeable future, and there can be no assurance that we will be able to obtain such financing on favorable terms, if at all.

We have incurred significant losses to date and expect to continue to incur losses.

During the fiscal years ended June 30, 2006 and 2005 we incurred net losses of approximately $21,175,861 and $15,615,043, respectively. As of June 30, 2006 we had an accumulated deficit of approximately $59,441,879. We expect to continue to incur losses for at least the next 6 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

14 of 90

Our business strategy is based on sustaining and growing our existing companies.

Our growth strategy includes integrating our recent acquisition and building a world-wide learning technology company. Acquisitions involve various inherent risks, such as:

•	The potential loss of key personnel of an acquired business;

•	The ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition; and

•	Unanticipated changes in business and economic conditions affecting an acquired business.

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

We have never been profitable. As of June 30, 2006 we have a substantial accumulated deficit in the amount of $59,441,879 and we expect our cumulative net losses and cumulative negative cash flow to continue until we can increase our revenues and/or reduce our costs. Long-term demand for our service will depend upon, among other things, whether we obtain and produce high quality programming consistent with consumers' tastes; the willingness of consumers to pay for our products and services; the cost and availability of our leased satellites; our marketing and pricing strategy; and the marketing and pricing strategy of our competitors. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

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

15 of 90

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

The education marketplace is fragmented yet highly competitive and rapidly evolving, and is expected to continue to undergo significant and rapid technological change. Other companies may develop products and services and technologies superior to our services, which may result in our services becoming less competitive. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources, as well as having a larger market presence than we do and represent significant long-term competition. In the event that such a competitor is able to significantly improve the education marketplace, we may not be able to compete successfully in such markets. We believe that competition will continue to increase, resulting in the market pressure to develop and undertake similar or superior technological advances. Such pressure could adversely affect our pricing, gross margins and our ability to compete if we are not able to undergo similar significant and rapid technological changes commensurate with such competition. Our future growth depends on successful hiring and retention, particularly with respect to sales, marketing and development personnel, and we may be unable to hire and retain the experienced professionals we need to succeed. However, there can be no assurance that our assessment of the market place is correct, or that our products and services will be accepted now or in the future.

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

16 of 90

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

17 of 90

Our business is also subject to other risks associated with international operations.

Our financial results may be adversely affected by other international risks, such as:

•	Difficulties in translating our courses into foreign languages;
•	International political and economic conditions;
•	Changes in government regulation in various countries;
•	Trade barriers;
•	Difficulty in staffing foreign offices, and in training and retaining Foreign instructors;
•	Adverse tax consequences; and
•	Costs associated with expansion into new territories.

Risks related to our business in Australia and Europe.

We derive 1% of our revenues from our operations in Australia, and 1% of our revenues from our operations in Europe. Accordingly, our results of operations and prospects are subject, to some extent, to the economic, political and legal developments in Australia and Europe.

While Australia’s and Europe’s economies have experienced growth in the past several years, growth has been uneven, both geographically and among various sectors of the economy. The Australian and European Union government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of Australia and Europe, but may also have a negative effect on us. Furthermore, trends, developments and enforcement of conflicts between the United States and the European Union as monitored by the World Trade Organization may have significant ramifications on our operations in countries who are members of the European Union. For example, our operating results and financial condition may be adversely affected by the government’s potential control over capital and technological investments or changes in tax regulations. In the future, the Australian and European government may play a significant role in regulating education marketplace development by imposing various policies. It could also exercise significant control over Australia’s and Europe’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

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

18 of 90

We are authorized to issue “blank check” preferred stock which, if issued without stockholders’ approval, may adversely affect the rights of holders of our common stock.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

There are a large number of shares underlying our convertible debenture due March 31, 2010, warrants that may be available for future sale and outstanding Series A convertible preferred stock and the sale of these shares may depress the market price of our common stock.

As of October 9, 2006, we had 43,415,513 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into in March and August of 2006, we also have outstanding senior secured convertible notes that may be converted into up to 45,000,000 shares of common stock at a fixed conversion price of $0.10, outstanding warrants to purchase 28,354,157 shares of common stock, and outstanding Series A convertible preferred stock that may be converted into up to 43,000,000 shares of common stock. Upon effectiveness of the registration statement of which this prospectus forms a part, all including up to 45,000,000 shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

19 of 90

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

Using the closing bid price of $0.09 of our common stock on October 3, 2006, assuming full repayment of the principal and interest of the $4,500,000 in principal amount of convertible debentures in shares of our common stock, and based upon a 20% discount from the market price at the time of repayment of our debentures and 10% discount from the market price at the time of the interest payment, we would be required to issue 62,500,000 shares of common stock for the repayment of debentures, 8,680,556 share for the repayment of interest, for an aggregate total of 71,180,556 or 163.95% of the 43,415,513 shares of common stock issued and outstanding on October 9, 2006; however, due to the floating repayment rates, we do not know the exact number of shares that we could issue upon repayment of the principal and interest on the debentures.

The following is an example of the amount of shares of our common stock issuable upon repayment of 1/24th of the $4,500,000 principal amount of convertible debentures or $187,500 on a monthly basis, plus accrued interest at 15% per annum over four years, based on market prices assumed to be 25%, 50% and 75% below the closing bid price on October 3, 2006 of $0.09:

Repayment of Debentures

% BELOW MARKET	PRICE PER SHARE	WITH 20% DISCOUNT	NUMBER OF SHARES	PERCENTAGE*

25%	$0.0675	$0.054	83,333,333	191.94%
50%	$0.0450	$0.036	125,000,000	287.92%
75%	$0.0225	$0.018	250,000,000	575.83%
_____________
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

20 of 90

The large number of shares issuable upon conversion of the repayment of the convertible debentures may result in a change of control.

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

The number of shares that could be issued upon conversion of the repayment amounts scheduled under the convertible debentures is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price is, the greater the number of shares that will be issuable under the agreement. Upon issuance of the shares, to the extent that holder of those shares will and may attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

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

We are obligated to pay liquidated damages as a result of our failure to have this registration statement declared effective prior to July 31, 2006, and the payment of liquidated damages will either result in depleting our working capital or issuance of shares of common stock which would cause dilution tour existing shareholders.

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

Our common stock has been quoted on the OTC Bulletin Board under the symbol "TWLP.OB” since October 13, 2006, prior to that point it was quoted on the OTC Bulletin Board under the symbol "TTYL.OB”. There is a limited trading market for our common stock. For example, approximately more than one-third of the trading days during November of 2005 saw no trading in our stock at all. During that same period, the largest number of shares traded in one day was 435,000. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

21 of 90

Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Since the day out stock began being quoted on the Over-The-Counter Bulletin Board on November 21, 2001 and through June 30, 2006, the market price for our common stock has ranged from $2.10 to $0.10. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

22 of 90

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 26, 2006, the Company held a Special Shareholders meeting, for the Company’s shareholders of record as of August 11, 2006 (the “Record Date”), as was previously disclosed by the Company in its Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006. During the meeting, the affirmative vote of the Company’s shareholders holding the majority of the Company’s outstanding shares as of the Record Date approved the following proposals:

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

23 of 90

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

Fiscal Year ending June 30, 2006:	High		Low

April 1, 2006 to June 30, 2006		$0.20		$0.14
January 1, 2006 to March 31, 2006		$0.30		$0.14
October 1, 2005 to December 31, 2005		$0.31		$0.21
July 1, 2005 to September 30, 2005		$0.31		$0.20

Fiscal Year ended June 30, 2005:	$	High	$	Low

April 1, 2005 to June 30, 2005		$0.45		$0.22
January 1, 2005 to March 31, 2005		$1.05		$0.13
October 1, 2004 to December 31, 2004		$1.50		$0.70
July 1, 2004 to September 30, 2004		$1.65		$0.85

Fiscal Year ended June 30, 2004:	High		Low

April 1, 2004 to June 30, 2004		$1.50		$0.80
January 1, 2004 to March 31, 2004		$2.50		$1.50
October 1, 2003 to December 31, 2003		$1.59		$0.03
July 1, 2003 to September 30, 2003	$	N/A	$	N/A

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15(g) 9(d) (1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

24 of 90

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

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

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as June 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	14,467,000	$0.38	5,533,000

Equity compensation plans not approved by security holders	None	None	None

Total	14,467,000	$0.38	5,533,000

25 of 90

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

On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby we issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $5,500,000 and (ii) a five-year warrant ("Warrant") to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. The principal amount of the Note and accrued interest thereon was convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments.

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

On March 31, 2006, we issued to certain accredited investors an aggregate of $4,500,000 in face amount of 15% Senior Secured Convertible Debentures convertible at $0.25 per share and four year warrants purchasing an aggregate of 7,200,000 shares of common stock of the Company exercisable at $0.21 per share.

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

26 of 90

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

All written and oral forward-looking statements made in connection with this Form 10-KSB, attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

On August 31, 2006, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which we sold debt and issued our preferred stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold and issued to Laurus include the following:

1. A secured three-year term note (the “Secured Note”) with a principal amount of $2,500,000 (the “Secured Note Amount”), which matures on August 31, 2009 (the “Maturity Date”);

27 of 90

2. A secured three-year revolving note with a principal amount of $5,000,000 (the “Revolving Note”; the Revolving Note and the Secured Note shall be collectively referred to as the “Notes”);

3. 1,500,000 shares (the “Shares”) of preferred stock (the “Preferred Stock”), which is redeemable by us at a price of $0.10 per share (the “Set Price”) at any time until August 31, 2011, and may be converted by Laurus at any time into our common stock, no par value per share (the “Common Stock”), at the Set Price.

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

Operating expenses for fiscal year 2006 were $34,042,741 as compared to $16,802,125 for fiscal year 2005. Salaries and benefits increased $10,706,790 from $7,497,629 for fiscal year 2005 to $18,204,419 for fiscal year 2006. Professional fees increased $1,719,795 from $1,495,874 for fiscal year 2005 to $3,215,669 for fiscal year 2006. Selling, general and administrative expense was $8,579,360 for fiscal 2006 as compared to $4,837,038 for fiscal year 2005. Depreciation and amortization increased $1,259,629 from $2,783,664 for fiscal year 2005 to $4,043,293 for fiscal year 2006. The increases are due largely to full year operations of TWL Knowledge Group, Inc

Other expense of $5,936,695 for the year ended June 30, 2006 was $1,198,868 less than the year ended June 30, 2005. Increased net interest expense $4,366,810, loss due to conversion of debt $1,614,064 and financing costs of $460,614 offset by the change in fair value of derivative valuation of $180,286 and gain on forfeiture of warrants due to financing of $280,328 accounted for most of the other expenses during fiscal year 2006. During the fiscal year 2005, other expenses were primarily made up of net interest expense $2,445,410, equity losses and impairment of investment in associated companies $4,192,460, debt conversion expenses $231,579 and impairment of intangible assets $234,280.

We reported net loss available for common stockholders of $21,175,861 or $0.52 per share for the fiscal year 2006 as compared with $15,615,043 or $0.49 per share for the fiscal year 2005.

The following unaudited pro forma financial information presents the combined results of operations of the Company and twelve months of operations of TouchVision, RMT, and VILPAS and three months of operations of TWL Knowledge Group, Inc. The Company’s investments in Riverbend and IRCA are accounted for an equity basis. Accordingly, Riverbend’s and IRCA’s business operating results are not included in the Company's combined unaudited pro forma financial information for the twelve month periods ended June 30, 2005 and 2004.  In October 2005, The Company and IRCA completed a Settlement Agreement whereby we mutually rescinded the original acquisition agreement, resulting in no ownership positions for IRCA in our company and vice versa (see “Subsequent Events – IRCA Settlement Agreement”).

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

28 of 90

As of and for the fiscal year ended June 30, 2006:

	Revenue	Operating Loss	Depreciation & Amortization	Investment Losses in Associated Companies

United States	$25,013,792	$(14,322,184)	$4,030,156	$-
Europe	380,426	(854,962)	1,789	-
Australia	446,250	(62,020)	11,348	-
Total	$25,840,468	$(15,239,166)	$4,043,293	$-

As of and for the fiscal year ended June 30, 2005:

	Revenue	Operating Loss	Depreciation & Amortization	Investment Losses in Associated Companies

United States	$9,171,584	$(8,139,211)	$2,766,795	$-
Europe	1,497,556	(204,031)	1,714	-
Australia	507,834	(102,415)	15,155	-
South Afrida	-	(89,736)	-	-
Total	$11,176,974	$(8,535,393)	$2,783,664	$-

The following describes underlying trends in the businesses of each of our three subsidiaries that operate as a single business segment and have one product offering which is training and education.

VILPAS. During 2005, the Norwegian government refined its mandates with regard to functionally disabled workers, with funding modified to target not only training of the handicapped but also at subsidizing direct employment of handicapped and challenged individuals. FunkWeb, a majority owned subsidiary of VILPAS, revised some of its programs and market strategies to be able to participate in government programs aimed directly at increasing employment among functionally disabled workers. Subsequent to June 30, 2005 the Norwegian government modified its approach to handicapped workers back, toward increased funding for these initiatives. There is little or no seasonality to the business of VILPAS. The majority of operating costs are fixed costs, with some variable costs incurred related to cost of instructors, which costs may vary depending upon enrollment. Management has commenced identifying potential business partners and potential merger and acquisition targets in Norway and Scandinavia with the goal of strengthening and expanding the longer-term business operations of VILPAS and Funkweb. Such partnerships or acquisitions could dilute the Company’s ownership positions from current levels.

RMT. During fiscal year 2005 there has been a continued general reduction in Australian government subsidies for corporate training. As a result, RMT and other Registered Training Organizations must rely on competitive advantages to retain clients and to attract new customers. Accordingly, during 2005 a significant portion of RMT financial and management resources were allocated for the purpose of developing new products and services to expand its reach beyond the Australian viticulture industry. The efforts have resulted in the development of FMRMT's eLearning site ( www.r-m-t-online.com) which offers a range of Certificate IV and Diploma qualifications using a facilitated, online blend of learning. Training course and products available through this new medium include: Training and Assessment courses for careers in training, Frontline Management Training, Small Business Management Training, Retail Management courses, HR Management courses, and Viniculture/ Horticulture Management credentials. There is little or no seasonality to RMT's business.

29 of 90

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

RMT. During fiscal year 2005 there has been a continued general reduction in Australian government subsidies for corporate training. As a result, RMT and other Registered Training Organizations must rely on competitive advantages to retain clients and to attract new customers. Accordingly, during 2005 a significant portion of RMT financial and management resources were allocated for the purpose of developing new products and services to expand its reach beyond the Australian viticulture industry. The efforts have resulted in the development of FMRMT's eLearning site ( www.r-m-t-online.com) which offers a range of Certificate IV and Diploma qualifications using a facilitated, online blend of learning. Training course and products available through this new medium include: Training and Assessment courses for careers in training, Frontline Management Training, Small Business Management Training, Retail Management courses, HR Management courses, and Viniculture/ Horticulture Management credentials. There is little or no seasonality to RMT's business.

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

Liquidity and Capital Resources

Operating Activities

Our expenses are currently greater than our revenues. We have a history of losses, and our accumulated deficit as of June 30, 2006 was $59,441,879, as compared to $38,266,018 as of June 30, 2005.

30 of 90

At June 30, 2006, we had a cash balance of $181,339. Net cash used by operating activities during the fiscal year 2006 was $4,699,033, attributable primarily to our loss from continuing operations of $21,175,861. Net cash provided by investing activities was $5,087,527. Net cash used by financing activities was $952,728 for fiscal year 2006.

Accounts receivable decreased to $2,680,555 at June 30, 2006. This decrease is due to increased collection efforts of the receivables owed to TWL Knowledge Group, Inc.

Accounts payable increased to $6,830,088 at June 30, 2006. Accrued expenses increased to $4,697,277 at June 30, 2006. These increases are attributable to expenses incurred by our operating subsidiaries, including TWL Knowledge Group, Inc., and our corporate office expenditures during the year.

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

On March 31, 2006, the Company entered into a Securities Purchase Agreement (the "Securities Agreement") with certain accredited investors for the issuance of up to an aggregate of $8,500,000 in face amount of 15% Senior Secured Convertible Debentures (the “Debentures”) maturing March 31, 2010, and four year warrants (the “Warrants”) to purchase an aggregate of 13,600,000 share of common stock of the Company. The Debentures accrue interest at a rate of 15% per annum and we issued to Palisades Master Fund LP a face amount of $4,500,000 in Debentures and warrants to purchase an aggregate of 7,800,000 shares of common stock pursuant to the first closing which occurred on March 31, 2006. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

On August 31, 2006, TWL Corporation Learning Corporation (the “Company”) entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold and issued to Laurus include the following:

1. A secured three-year term note (the “Secured Note”) with a principal amount of $2,500,000 (the “Secured Note Amount”), which matures on August 31, 2009 (the “Maturity Date”);

31 of 90

2. A secured three-year revolving note with a principal amount of $5,000,000 (the “Revolving Note”; the Revolving Note and the Secured Note shall be collectively referred to as the “Notes”);

3. 1,500,000 shares (the “Shares”) of preferred stock (the “Preferred Stock”), of the Company, which is redeemable by the Company at a price of $0.10 per share (the “Set Price”) at any time until August 31, 2011, and may be converted by Laurus at any time into common stock, no par value per share (the “Common Stock”), of the Company at the Set Price.

Of the Secured Notes, net proceeds of $2,173,000 were received by the Company on the Closing Date. Any proceeds of the Revolving Note will be deposited in a restricted account with Cole Taylor Bank as security for the total loan amount and for use by us to make acquisitions as approved by Laurus. We also agreed to pay, out of the Loan proceeds, the sum of $270,000 to Laurus Capital Management, LLC, the manager of Laurus, the sum of $60,000 to Laurus as reimbursement for Laurus’ legal fees, due diligence fees and expenses incurred in connection with the transaction, and $2,000 to Loeb & Loeb LLP as escrow agent fees.

During Fiscal Year 2005 our financing activities were as follows:

On August 31, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. (“Laurus”) whereby we issued to Laurus (i) a secured convertible term note (“Note”) in the principal amount of $5.5 million and (ii) a five-year warrant (“Warrant”) to purchase up to 1,600,000 shares of our common stock at a price of $0.81 per share. Of the Note proceeds, the outstanding principal balance of $500,000 was repaid to Oceanus, $233,000 was used for operations, $4,491,000 was deposited in a restricted account as security for the total loan amount and for use by us to make acquisitions as approved by Laurus. Restricted funds may also be released for operations at a rate of 25% of the dollar volume of our stock for a twenty day period. The principal amount of the Note carries an interest rate of prime plus two percent, subject to adjustment, and we must make monthly payments of at least $22,000, commencing November 1, 2004, toward the outstanding non-restricted principal amount. The principal amount of the Note and accrued interest thereon is convertible into shares of our common stock at a price of $0.72 per share, subject to anti-dilution adjustments. We have granted Laurus a right of first refusal with respect to any debt or equity financings and Laurus has the right to loan to us up to an additional $2.2 million, within 270 days of closing, on the same terms and conditions as contained in the Laurus agreements pertaining to the Note and Warrant.

On July 13, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the “Lenders”). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and TWL Knowledge Group, Inc., subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the “Warrants”) to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. Copies of the Credit Agreement, the form of Warrant and the Registration Rights Agreement (collectively, the “Agreements”) were filed in a Report on Form 8K and are incorporated herein by reference. A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the “Laurus Agreements”) dated August 31, 2004 with Laurus Master Fund, Ltd. (“Laurus”). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share.

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

32 of 90

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

33 of 90

ITEM 7. FINANCIAL STATEMENTS

TWL CORPORATION
(formerly Trinity Learning Corporation)

34 of 90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
TWL Corporation (formerly Trinity Learning Corporation)
Lafayette, California

We have audited the accompanying balance sheet of TWL Corporation (formerly Trinity Learning Corporation) as of June 30, 2006, and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years ended June 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 15 to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 15.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 17 to the consolidated financial statements, there were errors in reporting the Company’s accounting for warrants associated with debt financing, errors in the classification of short and long term convertible debt, errors in reporting the non-conversion of contingently redeemable stock, and errors in reporting the Company’s accrued liabilities in the balance sheet and the statements of operations that were discovered by management.  Accordingly, the consolidated financial statements have been restated to correct the errors.

/s/ Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 13, 2006 except for Notes 1, 2, 4, 6, 9, 12, 13 and 17 dated September 15, 2007

TWL Corporation
(formerly Trinity Learning Corporation)
Consolidated Balance Sheet

June 30, 2006
Restated
ASSETS

Current assets
Cash and cash equivalents	$181,339
Accounts receivable, net	2,680,555
Inventory	920,058
Prepaid expenses and other current assets	19,858
Total current assets	3,801,810

Property and equipment, net	6,795,610
Program inventory, net	2,142,145
Other assets	180,753

Total assets	$12,920,318

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$6,830,088
Accrued expenses	4,697,277
Accrued expenses - related parties	218,881
Interest payable	168,750
Deferred revenue	3,509,173
Capital lease - current	1,199,294
Notes payable - current	5,087,496
Notes payable - related parties	543,551
Total current liabilities	22,254,510
Long term liabilities
Obligations under capital leases	12,043,627
Total long-term liabilities	12,043,627
Total liabilities	34,298,137

Stockholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized at no par value, no shares issued and outstanding	-
Common stock, 750,000,000 shares authorized at no par value 41,615,513 shares issued and outstanding	38,059,930
Accumulated deficit	(59,441,879)
Other comprehensive income (loss)	4,130
Total stockholders' equity (deficit)	(21,377,819)

Total liabilities and stockholders' equity (deficit)	$12,920,318

The accompanying notes are an integral part of these financial statements

TWL Corporation
(formerly Trinity Learning Corporation)
Consolidated Statements of Operations and Comprehensive Loss

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 30, 2005
	Restated

Revenues, net
Subscription revenue	$13,501,787	$5,452,468
One-time sales	8,005,726	3,512,907
Production revenue	1,396,951	1,449,946
Other revenue	2,936,004	761,653
Total revenues, net	25,840,468	11,176,974
Cost of sales	(7,036,893)	(2,910,244)

Gross profit	18,803,575	8,266,730

Expense
Salaries and benefits	18,204,419	7,497,629
Professional fees	3,215,669	1,495,874
Professional fees - related parties	-	187,920
Selling, general & administrative	8,579,360	4,837,038
Depreciation & amortization	4,043,293	2,783,664
Total expenses	34,042,741	16,802,125

Loss from operations	(15,239,166)	(8,535,395)

Other income (expense):
Interest, net	(4,366,810)	(2,445,410)
Equity losses and impairment of investment in associated companies	-	(4,192,460)
Financing costs	(460,614)	-
Loss on debt refinancing	(1,614,064)	(231,579)
Impairment of intangible assets	-	(234,280)
Change in fair value of derivative warrant liabilities	180,286	-
Gain on forfeiture of warrants due to debt refinancing	280,328	-
Other income (expense)	44,179	(31,834)

Total other income and (expense)	(5,936,695)	(7,135,563)

Minority interest	-	59,215

Loss from continuing operations before taxes	(21,175,861)	(15,611,743)

Income tax expense	-	3,300

Net loss	(21,175,861)	(15,615,043)

Net (loss) per common share - basic and dilutive	(0.52)	(0.49)

Weighted average shares outstanding	40,335,278	31,925,184

A summary of the components of other comprehensive income (loss) for the fiscal years ended June 30, 2006 and 2005:

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 30, 2005
	Restated

Net loss	(21,175,861)	(15,615,043)
Foreign currency translation gain (loss)	(6,688)	8,279
Comprehensive loss	(21,182,549)	(15,606,764)

The accompanying notes are an integral part of these financial statements.

TWL Corporation
(formerly Trinity Learning Corporation)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income
For the Period July 1, 2004 through June 30, 2006

						Other	Deferred
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Financial
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Advisory Fees	Total
				Restated	Restated

Balance at July 1, 2004			31,040,143	$23,092,957	$(22,650,976)	$2,539	$0	$444,520

Exercise of warrants at $0.05 per share			300,000	15,000	-	-	-	15,000
Exercise of warrants at $0.05 per share			62,500	3,125	-	-	-	3,125
Shares issued for services at $0.90 per share			200,000	180,000	-	-	(180,000)	-
Exercise of warrants at $0.05 per share			62,500	3,125	-	-	-	3,125
Shares issued for services at $0.90 per share			217,600	195,840	-	-	(195,840)	-
Shares issued for services at market rate of $0.45 per share			50,000	22,500	-	-	-	22,500
Shares issued for services at $9.45 per share			127,419	57,339	-	-	-	57,339
Shares issued for conversion of note and interest payable at $0.73 per share			1,201,762	877,279	-	-	-	877,279
Shares issued for conversion of note and interest payable at $0.73 per share			181,964	132,833	-	-	-	132,833
Shares issued for conversion of note and interest payable at $0.73 per share			69,828	50,974	-	-	-	50,974
Employee stock based compensation				752,063	-	-	-	752,063
Shares issued for services at $0.25 per share			150,000	37,500	-	-	-	37,500
Shares issued for services at current market price of $0.16 per share			4,000,000	640,000	-	-	-	640,000
Shares issued for conversion of note and interest payable at $0.73 per share			56,173	41,006	-	-	-	41,006
Value attributed to discount on convertible note			-	2,506,027	-	-	-	2,506,027
Value attributed to stock purchase warrants			-	3,393,224	-	-	-	3,393,224
Amortization of deferred advisory fees			-	-	-	-	232,920	232,920
Foreign currenty translation			-	-	-	8,279	-	8,279
Net loss year ended June 30, 2005			-	-	(15,615,042)	-	-	(15,615,042)

Balance at June 30, 2005			37,719,889	$32,000,792	$(38,266,018)	$10,818	$(142,920)	$(6,397,328)
Shares issued for partial conversion of note payable at $0.24 per share			1,198,124	287,550	-	-	-	287,550
Shares issued for conversion at $0.45 per share			1,100,000	500,000	-	-	-	500,000
Employee stock based compensation			-	828,308	-	-	-	828,308
Amortization of deferred financial advisory fees			-	-	-	-	142,920	142,920
Shares issued for services at $0.25 per share			100,000	25,374	-	-	-	25,374
Shares issued for services at $0.24 per share			560,000	134,400	-	-	-	134,400
Shares issued for cash at $0.16 per share			937,500	150,000	-	-	-	150,000
Value attributed to stock purchase warrants			-	348,672	-	-	-	348,672
Divesture of associated companies			-	3,010,000	-	-	-	3,010,000
Discount on note payable			-	774,834	-	-	-	774,834
Foreign currency translation			-	-	-	(6,688)	-	(6,688)
Net loss for the year ended June 30, 2006			-	-	(21,175,861)	-	-	(21,175,861)

Balance at June 30, 2006			41,615,513	$38,059,930	$(59,441,879)	$4,130	$0	$(21,377,819)

The accompanying notes are an integral part of these financial statements.

TWL Corporation
(formerly Trinity Learning Corporation)
Consolidated Statements of Cash Flows

	Fiscal Year Ended June 30,
	2006	2005
	Restated
Cash flows from operating activities:
Net loss	$(21,175,861)	$(15,615,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	-	31,834
Depreciation and amortization	4,043,293	3,016,587
Reserve for obsolete inventory	524,176	-
Gain on settlement of accounts payable	(43,364)	-
Amortization of discount on notes payable	1,495,564	-
Loss on conversion of notes payable	1,614,064	-
Amortization of convertible note payable discounts related to warrants and beneficial conversions	235,471	-
Impairment of intangible assets	-	234,280
Non-cash interest expense	774,834	2,100,229
Stock issued for services	159,774	757,339
Fair value of stock purchase warrants	348,672	-
Warrants issued for financing costs	460,614	-
Equity losses of associated companies	-	4,192,461
Employee stock based compensation	828,308	752,063
Change in fair value of derivative warrant liabilities	(180,286)	-
Gain on forfeiture of warrants due to debt refinancing	(280,328)	-
Amortization of deferred financial advisory fees	142,920	-
Debt conversion expenses	-	231,579
Changes in current assets and liabilities, net of business acquired and sold:
Accounts receivable	859,860	2,911,206
Prepaid expenses and other current assets	1,157,549	152,915
Accounts payable and accrued expenses	4,603,669	1,429,778
Accounts payable - related party	218,881	(77,988)
Inventory	188,516	(383,427)
Deferred revenue	(533,669)	(937,631)
Interest payable	145,371	46,524
Minority interest	(287,061)	(19,660)

Net cash used in operating activities	(4,699,033)	(1,176,953)

Cash flow from investing activities:
Overdraft acquired in acquisition	-	(386,362)
Proceeds from sale of assets	-	11,901
Payments for program inventory	-	(463,238)
Restricted cash	5,091,670	(4,484,619)
Capital expenditures	(4,143)	(117,174)

Net cash provided (used) by investing activities	5,087,527	(5,439,492)

Cash flow from financing activities:
Payment for capital leases	(1,115,665)	(266,542)
Payment for lines of credit	-	(253,846)
Proceeds from notes and convertible notes payable	9,100,000	8,029,477
Proceeds from notes payable - related parties	250,464	4,413
Payments on notes and convertible notes payable	(9,087,527)	(869,176)
Payments on notes payable - related parties	(250,000)	-
Payments for financing fees	-	(197,888)
Common stock issued for cash	150,000	-
Proceeds from exercise of warrants and options	-	21,250

Net cash provided (used) by financing activities	(952,728)	6,467,688

Effect of foreign exchange on cash	(6,688)	8,279
Net decrease in cash	(570,922)	(140,478)
Cash at beginning of period	752,261	892,739
Cash at end of period	$181,339	$752,261

Supplemental information:
Interest paid	$1,416,009	$64,541
Income taxes	-	3,300
Issuance of common stock - conversion of bridge note	-	1,102,092
Warrants issued with convertible notes	933,238	2,863,363
Warrants issued with credit financing	460,614	-
Beneficial conversion value of note payable	-	2,070,784
Common stock issued for conversion of notes payable	787,550	-

The accompanying notes are an integral part of these financial statements.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Note 1 - Accounting Policies (Restated)

Overview

TWL Corporation (the “Company”), formerly known as Trinity Learning Corporation, is creating a global learning company by acquiring operating subsidiaries that specialize in educational and training content, delivery, and services for particular industries or that target a particular segment of the workforce. Trinity Learning believes that there are product and service synergies between and among our various subsidiaries that position us to create a global learning company that can provide integrated learning services to corporations, organizations, educational institutions, and individual learners, using a variety of delivery technologies, platforms and methods to meet the growing need for global learning solutions. Trinity Learning believes that it will be one of the first companies to be able to serve major multinational employers at multiple levels of their organizations and assist these customers to meet the challenges of a major turnover in the world’s workforce over the coming decade. Factors such as demographics, technology, and globalization will require enterprises, organizations and governments around the world to invest in human capital to remain competitive.

On August 6, 2003, our board of directors approved a change in our fiscal year-end from September 30 to June 30 to align with those of the companies we had already acquired or were at that time in the process of acquiring. Future operating results may not be comparable to historical operating results due to our September 1, 2003 acquisitions of TouchVision, Inc. (“TouchVision”); River Murray Training Pty Ltd (“RMT”); and 51% of the issued and outstanding shares of Ayrshire Trading Limited (“Ayrshire”), as well as our December 1, 2003 acquisition of Danlas Limited (“Danlas”) and March 1, 2004 acquisition of Trinity Learning AS (“VILPAS”), formerly known as Virtual Learning Partners, AS. Ayrshire owns 95% of the issued and outstanding shares of Riverbend Group Holdings (Pty.) Ltd. (“Riverbend”). These companies are collectively referred to as Riverbend. Danlas owns 51% of IRCA (Proprietary) Limited (“IRCA”). These companies are collectively referred to as IRCA.

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. We also acquired the option to purchase the remaining 49% of Ayrshire.  In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow, and pledge agreements will be re-conveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The results of operations for Ayrshire, using the equity method, have been included in the Company’s financial statements since the date of acquisition. As of June 30, 2004, no shares had been issued in exchange for the convertible promissory note.

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

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Effective September 29, 2006, the Company filed Articles of Amendment (the “Articles”) with the Secretary of State of the State of Utah to effect a name change of the Company from Trinity Learning Corporation to TWL Corporation. The Articles were further amended to increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares.

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

Our 51% ownership in IRCA and our 51% ownership in Ayrshire, which owns 95% of Riverbend, have been accounted for in the financial statements included with this report using the equity method of accounting. Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority Voting Interest but the Minority Shareholders Have Certain Approval or Voting or Veto Rights” (EITF 96-16) provides guidance as to the distinction between protective rights of the minority shareholder which do not overcome the presumption of consolidation and substantive participating rights of the minority shareholder. Substantive participating rights that allow the minority shareholder to participate in establishing operating and capital decisions in the ordinary course of business, overcome the presumption that the investor should consolidate the investee.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

•
In the Riverbend transaction, Section 20.2.11.3 of the Definitive Agreement (“the Agreement”) between Trinity, the majority owner in Ayrshire, and Great Owl Limited (“Great Owl”), the minority owner in Ayrshire, prevents Ayrshire and its subsidiaries from approving, canceling or effecting “material changes to the annual budget or any modification thereof” or “incur (ring) unbudgeted capital expenditure of US$150,000 per item or US$500,000 per annum.” Also, pursuant to Section 18.3 of the Agreement, Trinity and Great Owl are “each entitled to appoint an equal number of directors to the board of directors” of Ayrshire. These substantive participating rights of the minority shareholder preclude consolidation of this investment and will remain in effect until Trinity owns 100% of Ayrshire.

•
In the IRCA transaction, Section 20.1.19.3 of the Sale of Shares Agreement (“SOS Agreement”) between Danlas Limited, a wholly owned subsidiary of Trinity, and IRCA Investments (Pty.) Ltd. (“IRCA Investments”), the minority shareholder in IRCA, prevents IRCA and its subsidiaries from approving, canceling or effecting “material changes to the annual budget or any modification thereof, or to its strategic plans or marketing strategy or incur(ring) unbudgeted capital expenditure in excess of R200,000 (two hundred thousand Rand) per item or R800,000 (eight hundred thousand Rand) in total per annum.” Also, pursuant to Section 19 of the SOS Agreement, Danlas and IRCA Investments are “each entitled to appoint equal number of directors to the board of directors” of IRCA. These substantive participating rights of the minority shareholder will remain in effect until Danlas owns 60% of IRCA.

The operating results and cash flows from operations as a result of the settlement agreement are included only for the months prior to divestiture of IRCA in October 2005 (see Note 2 – Divestiture of IRCA).

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

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that much be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We earn our revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services. Revenue is generally recognized on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern over the contractual term of the arrangement or the expected period, during which those specified services will be performed, whichever is longer. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Advance payments are recorded on the Consolidated Balance Sheet as deferred revenue. The Company also earns revenue from the sale of hardware containing software, and accounts for this revenue in accordance with SOP 97-2, Software Revenue Recognition in accordance with EITF 03-5. To date, such revenues have not been significant.. Sale of books, DVD’s and printed products are recognized as revenue upon shipment, net of an allowance for returns. In compliance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” distribution costs charged to customers are recognized as revenue when the related product is shipped.

The Company’s revenue can be classified into three main categories – Subscription Revenue, Single Event Revenue, and Production Revenue.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

1. Subscription revenue is approximately 60% of the Company’s total revenue and is generated from contracts with customers who receive products or services for a specified time period. Revenue is recognized evenly over the term of the contract, unless pricing is tiered (must be stated in the contract). Subscription products include satellite subscriptions, monthly videotape subscriptions, monthly CD-ROM subscriptions, Internet subscriptions, and Training-On-Demand subscriptions (tape library).

2. Single Event revenue is approximately 30% of total revenue and involves the distribution of products (videotapes, CD-ROM’s, etc.) to customers. Revenue recognition is determined by delivery date, so only revenue for products that have been delivered is recognized in the current period.

3. Production Revenue is approximately 10% of total revenue and is generated from live events or specialized production work performed for a customer. The revenue is recognized upon completion of the live event or production work, and subsequently invoiced (unless the customer requested an invoice in advance).

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management’s expectations. Our cash balances, restricted cash and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States, Norway, South Africa and Australia. No single customer accounts for revenues or receivables greater than 10% of Company totals.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay.  Management has determined that allowance for bad debt will be based on a percentage of aged receivables.  Allowance for bad debt at June 30, 2006 was $595,885 of which $379,151 has been reserved for all subsidiary outstanding receivable balances, with the exception of TWL Knowledge Group, Inc.

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

Property and Equipment (Restated)

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, including the amortization of leasehold improvements, is provided at rates based on the estimated useful lives or lease terms, if shorter, using primarily the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred. Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews the property and equipment for impairment. When such factors, events or circumstances indicate that property and equipment should be evaluated for possible impairment, the Company used an estimate of cash flows (undisclosed and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value. Depreciation expense for the period ended June 30, 2006 and 2005 is $1,052,104 and $2,783,664 respectively.

Deferred Financing Costs

Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method. Deferred financing costs were $0 and $142,920 for the years ended June 30, 2006 and 2005, respectively.

Inventory

The Company uses the weighted average FIFO method for inventory. The Company’s inventory consists of saleable videotapes, CD ROM’s, and DVD’s, printed product (supporting materials for the videotapes and CD ROM’s such as manuals, training guides, program guides, etc.), and Calibre products (high quality inventory such as gun bags, police batons, etc.). In addition, inventory is divided into the three main divisions at the Company – Industrial, Government, and Healthcare.

Fair Value of Common Stock (Restated)

Contingently redeemable equity represents the value of shares of our common stock issuable upon the conversion of notes payable in excess of the face value of these notes issued in the acquisition of VILPAS and the acquisition of equity interest in each of the Riverbend and IRCA transactions. The stock arrangements are dependent on the satisfaction of certain conditions by us, most notably the listing of our common stock an a major stock exchange in the United States of America, for whom there are financial requirements for listing. The valuation and allocation process relies on significant assumptions made by management, in particular, the value of the shares issued to affect the purchase prior to the Company having established a trading market for its stock. When it becomes probable that redemption will occur, the Company will record changes in fair value in the Statement of Operations. As discussed in Note 2, “Acquisitions and Divestitures,” in October 2005 the Company divested themselves from their operations in South Africa. As a result, contingently redeemable equity of $3,010,000 related to this subsidiary was cancelled and posted to the statement of stockholders’ equity.

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
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Allocation of Purchase Consideration for Equity Investments in Associated Companies

The excess of the consideration paid for equity investments in associated companies over our pro rata share of the investee’s net assets is allocated to intangibles and goodwill similar to a purchase business combination. The Company obtains an independent third party valuation to ascertain the amount to allocate to identifiable intangible assets and the useful lives of those assets. The Company amortizes identifiable intangible assets over their useful life unless that life is determined to be indefinite. In each of the Riverbend and the IRCA transactions, the Company received an option, exercisable under certain conditions, to acquire the additional 49% of each of those companies. Using the Black Scholes option valuation model, a value was assigned to each of the intangible assets associated with those options. The useful life of an intangible asset that is being amortized is evaluated each reporting period as to whether events and circumstances warrant a revision to the remaining period of amortization.  The value of the Equity Investments in Associated Companies is tested for impairment on an annual basis. At June 30, 2004, based on actual performance and forecasts for future performance, the value of the IRCA investment after application of current year losses and amortization of intangible assets, was written down to $0 and impairment expense of $884,963 was recorded in the statement of operations. At June 30, 2005 the Company reassessed the value of its investments in RMT, Vilpas and TouchVision and determined it was appropriate to write down its investment in these entities to $0. For more information see Note 5 of the Footnotes.

Software Development Costs

Software development costs related to software that the company licenses to customers are charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, software costs have not been capitalized other than product development costs acquired through technology business combinations and technology purchases.

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

Convertible Debt (Restated)

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

Earnings (Loss) per Share (Restated)

Basic earnings (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share (“DEPS”) is computed giving effect to all potential dilutive shares including shares held in escrow, common stock issuable upon the conversion of notes payable or the exercise of stock options and warrants. DEPS is computed by dividing net income (loss) available for common stockholders by the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Shares from release of escrow shares, the conversion of notes payable or the exercise of options and warrants of 10,628,000 and 37,217,684, respectively, were not included in the computation of DEPS, because their inclusion would have been anti-dilutive for the fiscal year ended June 30, 2006 and fiscal year ended June 30, 2005.

Basic and diluted net loss per common share for the fiscal periods ended June 30, 2006 and 2005 were calculated as follows:

	For the Year Ended June 30, 2006	For the Year Ended June 30, 2005
Numerator-Basic / Diluted
Net loss available for common stockholders	$(21,175,861)	$(15,615,043)
Denominator-Basic / Diluted
Weighed-average common stock outstanding	40,335,278	31,925,184
Basic / Diluted loss per share	$(0.52)	$(0.49)

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements of the method of accounting for employee stock option grants and the effect of the method used on reported results.

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

	For the	For the
	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Five-Year Risk-Free Interest Rate	3.85%	4.25%
Dividend Yield	Nil	Nil
Volatility	120%	126%
Average Expected Term (Years to Exercise)	5	5

Recently Issued Accounting Standards

SFAS No. 151, Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 123(Revised 2004), Share-Based Payment

In December 2004, the FASB issued No. 123, “Summary of Statement No. 123 (Revised 2004). This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company is currently evaluating the provisions of SFAS 123(Revised 2004) and the impact that it will have on its share-based employee compensation programs.

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

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”

In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements”

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

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not expect that the adoption of SFAS No. 158 will have a material effect on the Company’s financial condition, results of operations, or cash flows.

EITF No. 03-13, Applying The Conditions In Paragraph 42 Of SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets, In Determining Whether To Report Discontinued Operations

In November 2004, the EITF reached a consensus on EITF No. 01-13, “Applying the Conditions In Paragraph 42 of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated form the ongoing operations of the entity. The adoption of EITF 03-13 in 2004 did not have a material impact on the Company’s consolidated financial statements.

EITF No. 05-02, The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

In June 2005, the EITF reached a consensus on EITF No. 05-02, “The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” that (1)the exception to the requirements of paragraphs 12-33 of Issue 00-19 for “conventional convertible debt instruments” should be retained; (2) that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered “conventional” for purposes of applying issue 00-19; and (3) that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity. We do not expect the adoption of EITF 05-02 to have a material impact on the Company’s consolidated financial statements.

FIN No. 48, Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. In applying the new accounting model prescribed in FIN No. 48, companies are required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to the assessment of challenge under relevant tax statutes. The Company will adopt FIN No. 48 effective July 1, 2007. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Acquisitions and Divestitures (Restated)

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

The following table summarizes the PWPL assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$24,294,121
Intangible assets acquired	10,300,845
Total assets acquired	34,594,966
Liabilities assumed	24,652,191
Net assets acquired	$9,942,775

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

The following table summarizes the TouchVision assets acquired and liabilities assumed as of the closing date in connection with $625,000 common stock issued and acquisition related costs of $80,602:

Cash acquired	$102,357
Tangible assets acquired	269,213
Intangible assets acquired	350,281
Goodwill	910,000
Total assets acquired	1,631,851
Liabilities assumed	926,249
Net assets acquired	$705,602

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over varying periods, as indicated by independent valuations, using the straight-line method. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and intangible assets was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely in shares of the Company’s common stock, the goodwill acquired may not be amortized for federal income tax purposes. The goodwill arising from the acquisition is allocated to the United States geographic segment.

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

The following table summarizes the RMT assets acquired and liabilities assumed as of the closing date in connection with $350,000 common stock issued and acquisition related costs of $26,517:

Cash acquired	$37,979
Tangible assets acquired	78,673
Intangible assets acquired	18,000
Goodwill	376,517
Total assets acquired	511,169
Liabilities assumed	145,744
Net assets acquired	$365,425

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over varying periods, as indicated by independent valuations, using the straight-line method. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and intangible assets was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely in shares of the Company’s common stock, the goodwill acquired may not be amortized for federal income tax purposes. The goodwill arising from the acquisition is allocated to the Australian geographic segment.

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

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Cash acquired	$1,052,270
Tangible assets acquired	339,986
Intangible assets acquired	210,177
Goodwill	563,009
Total assets acquired	2,165,442
Liabilities assumed	1,017,937
Minority Interest	294,636
Net assets acquired	$852,869

The acquisition was accounted for using the purchase method of accounting. Intangible assets will be amortized over varying periods, as indicated by an independent valuation, using the straight-line method. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and intangible assets was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely with a promissory note with no payment terms and convertible into shares of the Company’s common stock, the goodwill acquired may not be amortized for federal income tax purposes. The goodwill arising from the acquisition is allocated to the European geographic segment.

Due to the uncertainty of its international operations and lack of positive cash flow, the Company has chosen to write down its investment in Vilpas of $815,000 to $0 as of June 30, 2005.

Ayrshire / Riverbend

On September 1, 2003, we completed the acquisition of 51% of the issued and outstanding shares of Ayrshire that owns 95% of Riverbend, a South African company that provides learning services to corporations and individuals in South Africa. We also acquired the option to purchase the remaining 49% of Ayrshire. In consideration for the Ayrshire shares, we issued a convertible non-interest-bearing promissory note in the amount of $20,000, which amount is convertible from time to time but no later than December 30, 2006 into a maximum of 2,000,000 shares of our common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. Of these shares, up to 400,000 may be withheld in satisfaction for any breach of warranties by the former shareholders of Ayrshire. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The Ayrshire shares are subject to escrow, and pledge agreements will be re-conveyed to the former shareholders in the event of a default by us of certain terms and conditions of the acquisition agreements, including, among other things, a voluntary or involuntary bankruptcy proceeding involving us or the failure by us to list our shares of common stock on a major stock exchange by December 30, 2006. The results of operations for Ayrshire, using the equity method, have been included in the Company’s financial statements since the date of acquisition. As of June 30, 2005, no shares had been issued in exchange for the convertible promissory note. During the year ended June 30, 2006, the Company divested themselves of this entity (see “Divestiture of IRCA”).

On December 1, 2003, we completed the acquisition of all the issued and outstanding shares of Danlas, a British Virgin Islands Company that owns 51% of IRCA (Proprietary) Limited (“IRCA”), a South African company specializing in corporate learning, certification and risk mitigation in the area of safety, health environment and quality assurance (“SHEQ”). IRCA operates in South Africa, England and the United States through various operating subsidiaries. Danlas also holds options to acquire the remaining 49% of IRCA. In consideration for the Danlas shares, the Company issued a convertible promissory note in the aggregate principal amount of $20,000 convertible under certain conditions into a maximum of 2,500,000 shares of the Company’s common stock, (ii) agreed to advance $500,000 in cash to Danlas to establish an international sales force, (iii) provided $500,000 as collateral for an operating line of credit and, (iv) provided certain future profit thresholds are met, agreed to issue up to an additional 1,000,000 shares of the Company’s common stock. The value of shares issuable upon conversion (based upon a $0.50 per share value) in excess of the note amount has been classified as contingently redeemable equity. The determination of purchase price was based on, among other things, annual revenue for the two preceding years relative to comparable market based values for publicly traded companies. The results of operations for IRCA, using the equity method, have been included in the Company’s financial statements since the date of acquisition. The $500,000 deposited as collateral in support of a bank line of credit is classified as restricted cash in the Company’s balance sheet. In consideration of the operating results for the year and management’s estimate of future cash flows, the Company wrote down its remaining investment in IRCA of approximately $884,963 to $0. During the year ended June 30, 2006, the Company divested themselves of this entity (see “Divestiture of IRCA”).

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

DIVESTITURES (Restated)

Divestiture of IRCA

In October 2005, the parties entered into a Settlement Agreement with provisions as follows: (a) Musca, TLC and Danlas agreed to cancel the definitive agreement, and Danlas, IRCA and IRCA Investments agreed to cancel the sale of shares agreement; (b) all rights and obligations of the parties contained in the sale of shares and definitive agreements, which have not been exercised and/or fulfilled, shall expire; (c) any transfer of shares that may have been effected as envisaged in the sale of shares agreement and the definitive agreement, is void ab initio, and the parties agree to co-operate to the extent necessary to restore their positions as shareholders as they were before the conclusion of the sale of shares agreement, the definitive agreement and related agreements; (d) IRCA and IRCA Investments abandon all claims which either of them may have against Trinity International in terms of, arising from, or in connection with the expansion contribution; (e) Trinity Learning cedes all of its rights under terms of the interest free loan to Musca; (f) all options to purchase stock of Trinity Learning granted or to have been granted to employees, directors or officers of IRCA shall be rescinded; (g) IRCA, IRCA Investments and Musca shall indemnify Trinity Learning and hold it harmless against any loss which the Company may suffer as a result of any of the managers of these entities and/or Titan Aviation exercising their respective rights to acquire shares in the share capital of Trinity Learning.  Further, the parties agreed that they shall take the necessary steps to release the bank guarantee, and to arrange for the repayment to Trinity Learning of the amount of $250,000 deposited by TLC with Standard Bank Limited (plus accrued interest).  Such funds have been released and transferred to Trinity Learning.  The operations of IRCA for the months through October 2005 resulted in expenses of approximately $618,000 which have been included in general and administrative expenses in the Statement of Operations for the fiscal year ended June 30, 2006. Finally, the parties agreed that all disputes which exist between them in terms of, arising from, or in connection with the definitive agreement, the sale of shares agreement and/or the relationship between the parties are fully and finally settled with effect from the effective date, and all obligations which each of them may owe to any other of them and all claims (arising out of contract and statute), which each of them may have against any other of them (irrespective of whether that claim would ordinarily arise in terms of the laws of the RSA or any other jurisdiction), in terms of, arising from, or in connection with the definitive agreement, the sale of shares agreement and all agreement contained in appendices thereto and/or the relationship between the parties generally from the commencement of such relationship until and including the signature date shall have been settled. As a result of the divestiture, convertible redeemable equity of $3,010,000, related to IRCA, was cancelled and posted to the Statement of Stockholders’ Equity.

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

Note 3 – Inventories

Inventories consist of the following:

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

June 30, 2006
Books, CD's, video tapes, collateral materials	$1,444,234
Inventory reserve	(524,176)
Total Inventory	$920,058

Note 4 – Property and Equipment (Restated)

Property and equipment, net, including those held under capital leases, consisted of the following:

2006
Cost
Capital Leases:
Buildings and improvements	$10,540,518
Less: Accumulated depreciation and amortization	(3,792,342)
Net Capital Lease	6,748,176

Fixed Assets:
Furniture and fixtures	128,610
Less: Accumulated depreciation and amortization	(81,176)
Net Fixed Assets	47,434

Total Property and Equipment, net	$6,795,610

Note 5 – Equity Investments in and Advances to Associated Companies

At June 30, 2005, the principal components of Equity Investments in and Advances to Associated Companies were the following:

	Ayshire	IRCA	Total
Equity investment	$1,379,871	$2,178,049	$3,557,920
Cash advances	1,000,000	580,000	1,580,000
Impairment in equity investment	(1,842,935)	(964,963)	(2,807,898)
Equity losses of unconsolidated subsidiaries	(536,936)	(1,793,086)	(2,330,022)
Balance June 30, 2005	$0	$0	$0

The consideration paid for our investment in Ayrshire was $1,379,871. This amount comprises legal and financial advisory fees of $379,871 plus 2,000,000 shares of our common stock valued at $0.50 per share. The net asset value of Ayrshire at acquisition date was $1,806,886 and our pro rata share of their net assets was $875,463.  Equity Investments in Associated Companies are periodically reviewed for impairment. The difference between our investment and our pro rata share of Ayrshire’s net assets has been allocated to goodwill and to intangible assets.  Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as an impairment change in that period.  As of June 30, 2005, we recognized impairment loss for Ayrshire of $1,842,935. This impairment was recognized due to Ayrshire’s continued operating losses, and future economic uncertainties in the markets Ayrshire serves.

The consideration paid for our investment in IRCA was $2,178,049. This amount comprises legal, financial advisory and consultancy fees of $928,049, including the payment to Mr. Steynberg of $607,165, plus 2,500,000 shares of our common stock valued at $0.50 per share. The net asset value of IRCA at acquisition date was $2,704,870 and our pro rata share of their net assets was $1,379,484. The difference between our investment and our pro rata share of IRCA’s net assets has been allocated to goodwill and to intangible assets.  Equity Investments in Associated Companies are periodically reviewed for impairment. When such impairment is identified, it is recorded as a loss in that period.  As of June 30 2005 and 2004, we recognized an impairment loss for IRCA of $80,000 and $884,963, respectively. We wrote down our investment in IRCA to $0 as a result of current year operating performance. These losses are, in part, a result of the weakening of the US dollar in relation to the South African Rand and the resulting down turn in mining operations in South Africa.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

As a result of IRCA’s continued unfavorable operating environment, we have absorbed losses up to $500,000, the amount we have deposited as collateral in support of IRCA’s operating line of credit.

In connection with our September 1, 2003 purchase of 51% of Ayrshire, we agreed to make a non-interest-bearing loan of $1,000,000 to Ayrshire, $300,000 of which was advanced at closing of the acquisition. The remaining $700,000 was advanced on November 3, 2003. The note is due December 30, 2006 provided that, if by December 2005 an option to purchase the additional 49% of Ayrshire has not been exercised, the loan shall be repayable in five equal annual installments, the first installment being payable on December 31, 2007 and the remaining installments payable in yearly intervals thereafter. As further consideration for our December 1, 2003 purchase of 51% of IRCA, we agreed to make a non-interest-bearing loan of $80,000 to IRCA Australia, which was advanced during fiscal 2004. During the year ended June 30, 2006, the Company divested themselves of this entity (see “Divestiture of IRCA”).

Note 6 – Accrued Expenses (Restated)

Accrued expenses consisted of the following:

	June 30,
	2006	2005
	Restated

Payroll, commissions and related employee benefits	$1,121,476	$1,237,893
Rent and lease liabilities	518,346	-
Professional fees	1,100,630	112,000
Taxes	520,013	14,455
Royalties	569,319	147,413
Payable to Primedia	867,493	-
Other	-	114,140

	$4,697,277	$1,625,901

Note 7 – Commitments and Contingencies

Commitments

Total rent expense under operating leases was $1,980,000 and $1,690,200 for the years ended June 30, 2006 and 2005, respectively. Certain leases are subject to escalation clauses and certain leases contain renewal options. The leases related to the Company’s operating facilities, the 36 MHz Ku-bank transponder, and several copier/printers. Minimum rental commitments under non-cancelable operating leases are as follows:

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Years ending June 30,
2007	$1,980,000
2008	1,980,000
2009	117,097
2010	-
2011	-
Thereafter	-
$4,077,097

Future minimum lease payments under capital leases are as follows:

Years ending June 30,
2007	$2,120,074
2008	2,120,074
2009	2,263,488
2010	2,335,194
2011	2,335,194
Thereafter	6,227,186
$17,401,210
Less: Amount representing interest	4,158,289
Present value of net minimum lease payments	$13,242,921
Less: Current portion	1,199,294
Long term obligation
(included in long-term debt)	$12,043,627

Litigation

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

Note 8 – Related Party Transactions

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

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

During September 2005 Vilpas converted its unsecured, non-interest bearing note to equity. The $500,000 convertible note was converted into 1,100,000 shares of the Company’s common stock in full satisfaction of the note.

From time to time, Jan Olaf Willums, an officer of Vilpas, as well as companies of which he is a director, have advanced funds to Vilpas. The current balance of $186,448, of which $109,972 bears interest at 8% per annum and $76,476 is non-interest bearing, has no fixed terms of repayment.

During the year ended June 30, 2006, Dennis Cagan, CEO/President and Doug Cole, Executive Vice President paid for costs of the Company related to travel. The Company has yet to reimburse Mr. Cagan or Mr. Cole for the amounts advanced to the Company. The total amount of the payable to these individuals is $218,881.

Note 9 – Convertible Debt and Notes Payable (Restated)

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

On July 13, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) with Instream Investment Partners, LLC, as administrative agent, and certain lenders (the “Lenders”). Pursuant to the terms of the Credit Agreement, the Lenders loaned to the Company $3,500,000. The Company may borrow up to an additional $1,000,000 under the Credit Agreement until January 13, 2006. The loan matures on January 13, 2007, with interest payable monthly at the rate of 12% per annum. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all existing and hereafter acquired assets of the Company. TouchVision, Inc. and TWL Knowledge Group, Inc., subsidiaries of the Company, each have guaranteed the obligations of the Company under the Credit Agreement, and have granted the Lenders a security interest in substantially all of their respective existing and hereafter acquired assets. The Company also granted to the Lenders warrants (the “Warrants”) to acquire up to an aggregate of 5.25% of the outstanding common stock of the Company on a fully-diluted basis, and entered into a Registration Rights Agreement with respect to the common stock issuable upon exercise of the Warrants. The warrants are exercisable for a period of five years at a price per share equal to $0.266, subject to adjustment as provided in the warrants.

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

At March 31, 2006 the value of the derivative warrant liabilities decreased by $180,286 which has been reflected as a component of other income in the accompanying consolidated statements of operations. On this date, the Company entered into another financing agreement with Palisades Master Fund LP (“Palisades”). As a result of the refinancing with Palisades the Instream Credit Agreement balance of $2,551,169 was satisfied in full. The warrants associated with the Instream Credit Agreement were forfeited by Instream. As such, the derivative warrant liability has been removed from the Company’s financial statements, and a gain of forfeiture of warrants has been recognized in the Company’s statement of operations of $280,328 at June 30, 2006 in accordance with EITF 96-19.

A portion of the proceeds of the Credit Agreement was used by the Company to repay all amounts outstanding under the Secured Convertible Term Note and Securities Purchase Agreement (the “Laurus Agreements”) dated August 31, 2004 with Laurus Master Fund, Ltd. (“Laurus”). In connection therewith, Laurus converted a portion of the note into 1,198,124 shares of common stock at a conversion price of $0.24 per share, resulting in a credit of $287,550 to common stock. The remaining discount on the Laurus note was expensed as amortization in the amount of $1,495,564. The Laurus note balance of $5,323,529 was satisfied by using the restricted cash noted above and some of the proceeds from the Instream note. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the exchange of the instruments was considered substantial and thus the Company recognized a loss of $1,614,064 during the year ended June 30, 2006.

As disclosed above, on March 31, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance of up to an aggregate of $8,500,000 in face amount of 15% Senior Secured Convertible Debentures (the "Debentures") maturing March 31, 2010, and four year warrants (the "Warrants") to purchase an aggregate of 13,600,000 shares of common stock of the Company. The Debentures accrue interest at a rate of 15% per annum and the Company issued a face amount of $4,500,000 in Debentures and issued warrants to purchase an aggregate of 7,200,000 shares of common stock pursuant to the first closing which occurred on March 31, 2006 at an exercise price equal to 120% of the closing bid price of the Company’s common stock on the day that is one day prior to the initial closing date. The fair market value of the Company’s common stock on that date was $0.175. Therefore, the exercise price of the warrants granted to Palisades is $0.21. The warrants were recorded at fair value totaling approximately $775,000, and the debt discount was to be amortized to interest expense over the term of the debt. The entire discount was expensed in the fiscal year ending June 30, 2006 due to the reclassification of the debt from long-term to current.

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

As of June 30, 2006, convertible debt and notes payable consisted of the following:

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Notes payable to third parties:	June 30, 2006
Bank notes payable: secured by Company vehicle, interest at 9.5% per anum, monthly payment of $574, matures October 2006.	$12,496

Senior secured convertible note payable to third party, due March 31, 2010, interest at 15% per annum, convertible at $0.25 per share, warrants are for four years to purchase 7,200,000 shares of common stock at $0.25 per share	4,500,000

Convertible notes payable to third parties, interest at 9% per annum, principal and interest dur January 7, 2006, past dur, convertible at $0.45 per share, warrants are for three years to purchase 2,126,712 shares of common stock at $1.50 per share	475,000

Note payable to related party, due December 31, 2004, past due, unsecured, interest at 6% per annum	17,103

Notes payable to a related party: unsecured, interest at 8% per annum on $94,777; non-interest bearing on $76,447, payable on demand	186,448

Convertible not payable to a related party, unsecured, non-interest bearing, due December 31, 2006	300,000

Note Payable to a related party, unsecured, non-interest bearing, due December 31,2006	100,000

Convertible note payable to a related party for IRCA purchase; due December 31, 2005, past due, unsecured, non-interest bearing convertible at $0.01 per share	20,000

Convertible note payable to a related party for Riverbend purchase, due December 31, 2006, unsecured, non-interest bearing convertible at $0.01 per share	20,000

Notes payable for capital lease obligations:

Capital leases payable to third party, monthly payment of $176,673 through November 2008 then increasing to $194,600 per month through maturity date, interest at 7.25%, secured by building	13,242,921
Total notes payable	$18,873,968
Less: current maturities	(4,987,496)
Less: current maturities - notes related party	(643,551)
Less: current maturities - capital leases	(1,199,294)
Long-term notes payable	$12,043,627

Maturity schedule for notes payable:

Fiscal Year	Amount
2007	$6,830,341
2008	1,289,191
2009	1,532,309
2010	1,723,100
2011	1,852,261
Thereafter	5,646,766
Total	$18,873,968

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

The following schedule summarizes the activity during the fiscal years ended June 30, 2006 and June 30, 2005, respectively:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	11,665,000	$0.33	5,570,000	$0.43
Granted	2,004,000	0.18	6,220,000	0.25
Canceled	(3,041,000)	0.45	(125,000)	0.30
Outstanding at end of year	10,628,000	$0.33	11,665,000	$0.36
Exercisable at year-end	6,614,393	$0.33	6,367,431	$0.36

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Yrs)	Number of Options Vested (Exercisable)	Weighted Average Exercise Price

$0.05	450,000	0.05	1.28	450,000	$0.05
$0.16	500,000	0.16	4.84	187,500	0.16
$0.19	1,475,000	0.19	4.61	912,500	0.19
$0.22	3,880,000	0.22	3.80	1,414,043	0.19
$0.25	500,000	0.25	1.42	500,000	0.22
$0.25	200,000	0.25	1.54	200,000	0.25
$0.27	125,000	0.27	3.89	66,838	0.25
$0.50	25,000	0.50	1.76	25,000	0.27
$0.50	1,010,000	0.50	2.18	958,790	0.50
$0.50	875,000	0.50	2.51	784,263	0.50
$0.50	250,000	0.50	2.59	213,660	0.50
$0.50	260,000	0.50	2.92	200,543	0.50
$0.50	978,000	0.50	3.58	630,373	0.50
$0.85	100,000	0.85	3.18	70,883	0.85

	10,628,000	$0.30		6,614,393	$0.33

There are 1,386,000 options available for grant at June 30, 2006. The weighted average grant date fair value of options granted as of June 30, 2006, and 2005 is $0.30 and $0.33, respectively.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Note 11 – Warrants

Through June 30, 2006, the Company had issued warrants for purchase of its common stock to investors and service providers in connection with its financing transactions. The principal terms of the warrants are summarized below:

	2006
Description	Shares	Exercise Price Per Share	Exercise Through
Granted

October 2002 Equity Private Placement	500,000	$0.25	September 2007
October 2002 Equity Private Placement Bonus Warrants (1)	250,000	1.00	September 2010
May 2003 Equity Private Placement	2,438,000	0.25	September 2007
May 2003 Equity Private Placement	7,708,600	0.25	October 2007
May 2003 Equity Private Placement Bonus Warrants (1)	1,219,000	1.00	September 2010
May 2003 Equity Private Placement Bonus Warrants (1)	3,854,300	1.00	October 2010
Warrants Issued to Mr. Swindells on note conversion	850,000	0.25	November 2007
Bonus warrants to Mr. Swindells (1)	425,000	1.00	November 2007
2004 Bridge Loan Warrant	1,549,000	0.25	May 2010
2004 Bridge Loan Warrant	1,146,000	0.25	February 2010
Warrants issued to Financial Advisors	125,000	1.00	July 2009
Warrants issued to Financial Advisors	1,600,000	0.81	August 2009
Warrants issued to Financial Advisors	20,000	0.25	July 2008
Warrants issued to Financial Advisors	190,050	0.25	October 2008
Warrants issued to Financial Advisors	10,000	0.25	October 2008
2005 Convertible Loan Warrants	1,476,027	0.25	January 2009
Warrants issued to Financial Advisors	150,000	0.31	August 2008
Warrants issued to Financial Advisors	376,818	0.31	July 2010
Warrants issued to Financial Advisors	3,391,362	0.27	July 2010
Warrants issued to Debt Private Placement	250,000	0.15	March 2008
Warrants issued to Equity Private Placement	937,500	0.20	March 2008
Warrants issued to debt holders that converted debt during calendar 2005	1,476,027	0.25	January 2008
Warrants issued to creditors	75,000	0.30	March 2008
Warrants issued to Debt Private Placement	7,200,000	0.25	March 2010

Total Granted	37,217,684	$0.39
Exercised	-
Total Outstanding	37,217,684

We recognized valuation expense of $460,614 for warrants granted in relation to debt financing and 348,672 related to other services performed on behalf of the Company for the fiscal year ended June 30, 2006. We recognized valuation expense of $3,393,224 for the fiscal year ended June 30, 2005. The warrant expense was calculated using the Black Scholes valuation model.

(1)Bonus warrants are issuable upon exercise of the original warrant.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Note 12 – Income Taxes (Restated)

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between book and carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total deferred tax asset, and deferred tax asset valuation allowance at June 30, 2006 is as follows:

	June 30, 2006	June 30, 2005
Net operating loss carryforward
Federal	$8,060,697	$2,860,502
State	1,598,717	375,142
Foreign	1,044,419	685,500
Reserve for deferred revenues
Federal	1,134,831	1,336,500
State	267,048	314,500
Accrued compensation costs
Federal	78,372	46,000
State	18,440	10,800
Accrued amortization
Federal	105,440	52,400
State	24,780	12,300
Accumulated depreciation
Federal	517,300	268,100
State	121,700	63,100
Inventory Reserve
Federal	178,220	-
State	41,934	-
Contingent Legal Fee Reserve
Federal	68,000	-
State	16,000	-
Bad Debt
Federal	11,806	-
State	26,307	-
	$13,314,011	$6,024,844
Less valuation allowance for deferred tax assets	(13,314,011)	(6,024,844)

Net Current Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets was increased by $6,947,000 during the year ended June 30, 2006.

At June 30, 2006, the Company has available net operating loss carryforwards of approximately $21,377,875 for federal income tax purposes that begin to expire in 2021. The federal carryforwards resulted from losses generated in 2001 through 2005. The Company also has net operating loss carryforwards available for state income tax purposes of $ 17,653,307 that begin to expire in 2021. The Company also has approximately $2,748,000 of foreign net operating loss carryforwards. These loss carryovers are limited per Section 382.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2006	2005
Expense at Federal statutory rate - 34%	$(7,199,793)	$(4,118,209)
State tax effects, net of Federal tax benefits	(1,326,281)	(711,313)
Nondeductible expenses	1,937,993	2,202,578
Foreign tax effects	(358,919)	(116,000)
Taxable temporary differences	-	-
Deductible temporary differences	-	-
Acquired net operating loss carryforward from subsidiary	-	-
Deferred tax asset valuation allowance	6,947,000	2,742,944
Income tax provision	$-	$-

No goodwill is expected to be deductible for tax purposes in any geographical segment.

The components of income (loss) before taxes for domestic and foreign operations are as follows for the year ended June 30, 2006 and 2005.

	2006		2005
	Domestic	Foreign	Domestic	Foreign
Revenues	$25,013,792	$826,676	$9,171,584	$2,005,390
Expenses	39,335,976	1,743,658	18,166,359	2,593,244
Loss from Operations	(14,322,184)	(916,982)	(8,994,775)	(587,854)
Other Expenses	(5,921,207)	(15,488)	(6,131,620)	(3,942)
Minority Interest and Equity				59,215
Loss before Income Taxes	(20,243,391)	(932,470)	(15,126,395)	(532,581)

Note 13 – Segment and Related Information (Restated)

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

As of and for the fiscal year ended June 30, 2006:

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

	Revenue	Operating Loss	Depreciation & Amortization	Investment Losses in Associated Companies
United States	$25,013,792	$(14,322,184)	$4,030,156	$-	$
Europe	380,426	(854,962)	1,789	-
Australia	446,250	(62,020)	11,348	-
South Africa
Total	$25,840,468	$(15,239,166)	$4,043,293	$-	$

	Accounts Receivable	Goodwill	Property & Equipment	Total Assets	Net Assets
United States	$2,425,180	$-	$6,755,811	$12,507,147		$(20,367,768)
Europe	206,811	-	17,659	283,682		(855,430)
Australia	48,564	-	22,140	129,489		(154,621)
South Africa
Total	$2,680,555	$-	$6,795,610	$12,920,318		$(21,377,819)

Note 14 – Stockholders’ Equity

On July 29, 2004, we issued a secured promissory note in the principal amount of $500,000 to Oceanus Value Fund, L.P., (“Oceanus”). In connection with the issuance of the note, we also issued to Oceanus a five-year warrant to purchase up to 125,000 shares of our common stock at a price of $1.00 per share. A value attributable to the warrants using the Black Scholes option valuation model of $188,842 was determined and recorded as a discount on notes payable.

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

Note 15 – Going Concern

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

Trinity’s future capital requirements will depend on our ability to successfully implement new revenue generating opportunities as well as reduce redundant expenses, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets and enhanced product offerings. The Company is investing a significant amount of its available working capital into sales and marketing activities. The Company has hired additional sales personnel and contracted with a third party marketing organization to assist with customer satisfaction surveys as well as a needs and usage survey. These surveys will provide information that will allow the Company to tailor its product offerings to coincide with customer desires. Further, with the additional funding received (described in more detail in Footnote 16) the Company is using a portion of the net proceeds to pay outstanding balances due creditors. This will enable the Company to purchase additional products and materials for resale. In addition, the Company has entered into two sublease agreements for office space in its facilities at 4101 International Parkway, Carrollton Texas. Currently, the Company receives approximately $64,000 per month related to the sublease agreements.

Note 16 – Subsequent Events

On July 27, 2006, we entered into a Letter Agreement (the "Letter Agreement #1") with Palisades Master Fund LP ("Palisades") pursuant to which Palisades agreed to waive an Event of Default for the Company's failure to timely file a registration statement with the SEC in connection with the March 2006 financing with Palisades (the "March 2006 Financing"), and further agreed to subordinate its security interest to the Company’s loan in the amount of $7,000,000 to Laurus (the “Subordination”). Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006. As consideration for the waiver, the Company agreed to issue Palisades 1,000,000 shares of Preferred Stock having a 7% coupon which is convertible into Common Stock at $0.10 per share (the "Palisades Preferred Stock") and lower the conversion price for the debentures dated March 31, 2006 issued to Palisades to $0.10. The Palisades Preferred Stock shall pay the 7% coupon semi-annually. Furthermore, at our sole option, we have the right to redeem the Palisades Preferred Stock at $0.10 per share at any time on or before the 5th anniversary of the Palisades Closing Date (as defined below).

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

On September 26, 2006, the Company held a Special Shareholders meeting, for the Company’s shareholders of record as of August 11, 2006 (the “Record Date”), as was previously disclosed by the Company in its Proxy Statement filed on Schedule 14(a) with the SEC on August 18, 2006. During the meeting, the affirmative vote of the Company’s shareholders holding the majority of the Company’s outstanding shares as of the Record Date approved the following proposals:

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

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Note 17 – Restatement

We have restated our financial statements for the year ended June 30, 2006 to reflect issues identified by management. Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

Revisions affecting the consolidated statements of operations:

•
The Company issued warrants during 2006 in connection with the Palisades financing as a derivative instrument in the amount of $933,238.  The Company subsequently determined that the financial instruments do not qualify as derivative instruments, but rather should have been accounted for as debt discount associated with the financing.  Therefore, an accounting adjustment has been made to reverse the derivative classification and subsequent valuation of the derivatives, and expense $774,314 to interest expense associated with the debt discount.  In association with the financing the Company reclassified $4,500,000 from long term to short term convertible notes payable due to the Company’s non-compliance with the loan covenant requiring the Company to timely file a registration statement with the Securities and Exchange Commission.

•
During the quarter ended March 31, 2006, the Company had recorded a gain due to non-conversion of contingently redeemable stock in the amount of $2,210,000 related to the expiration of a conversion feature associated with the acquisition agreement for Ayshire/IRCA and VILPAS.  At June 30, 2006 the Company had removed the $2,210,000 gain and reflected it in the additional paid-in-capital of the Company.  However, the March 31, 2006, 10QSB of the Company had not reflected the change.  In association with the non-conversion, it was discovered by management that the remaining $800,000 related to the contingently redeemable stock associated with the VILPAS acquisition had also expired.  Therefore, the Company increased the amount to be adjusted to additional paid-in-capital by $800,000.

•
The Company has restated its quarterly and annual results to record amounts payable to Primedia, Inc. in connection with the Asset Purchase Agreement.  This is in connection with amounts that Primedia, Inc. had paid in behalf of the Company, and to record an estimated working capital adjustment required by the agreement.  The Company was also required to adjust this amount by the amount of cash receipts due to the Company that were being held in a lockbox by Primedia, Inc.  Thus, the Company has increased the value of their fixed assets by $1,966,572 as part of the working capital adjustment, with a corresponding entry to accrued liabilities.  This has been offset by $1,575,587 to accrued liabilities to reflect the amount held in the lockbox by Primedia, Inc.  The Company has also increased depreciation expense and related accumulated depreciation to reflect the incremental value of the building due to the agreement in the amount of $275,688.  The Company also restated their financial statements in the amount of $476,508 to record the payment of real estate taxes and the related accrual for amounts paid in behalf of the Company by Primedia, Inc.

•
The Company has restated amounts related to the accrued liabilities of the Company in the amount of $272,463.  This was done since the Company could not specifically identify expenses that were directly related to the accruals.

The net effect of all of the above addressed adjustments to the earnings of the Company is a reduction of the net loss of the Company of $603,756.

A summary of the effects of these changes is as follows:

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Restated Consolidated Balance Sheet
Unaudited

	As of June 30, 2006
	As Previously
	Reported	As Restated	Change
ASSETS
Current Assets
Cash and Cash Equivilents	$181,339	$181,339	-
Accounts Receiveable, net	2,680,555	2,680,555	-
Inventory, net	920,058	920,058	-
Prepaid Expenses and other Current Assets	19,858	19,858	-
Total Current Assets	3,801,810	3,801,810	-

Property and Equipment, net	5,104,726	6,795,610	1,690,884	(1)
Program Inventory, net	2,142,145	2,142,145	-
Other Assets	180,753	180,753	-
Total Assets	$11,229,434	$12,920,318	1,690,884

LIABILITIES AND STOCHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$6,830,088	$6,830,088	-
Accrued Expenses	4,102,247	4,697,277	595,030	(1)(2)
Accrued Expenses - Related Parties	218,881	218,881	-
Interest Payable	168,750	168,750	-
Deferred Revenue	3,509,173	3,509,173	-
Capital Lease - Current	1,199,294	1,199,294	-
Line of Credit	-	-	-
Notes Payable - Current	587,496	5,087,496	4,500,000	(3)
Notes Payable - Related Parties	543,551	543,551	-
Total Current Liabilities	17,159,480	22,254,510	5,095,030
Long Term Liabilities
Obligations under Capital Leases	12,043,627	12,043,627	-
Convertible Notes Payable	4,500,000	-	(4,500,000)	(3)
Derivative Warrants	373,936	-	(373,936)	(4)
Total Long-term Liabilities	16,917,563	12,043,627	(4,873,936)

Total Liabilities	34,077,043	34,298,137	221,094

Contingently Redeemable Equity	800,000	-	(800,000)	(5)

Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 Shares Authorized at No Par Value, No Shares Issued and Outstanding	-	-	-
Common Stock, 750,000,000 Shares Authorized at No Par Value, 43,415,513 Shares Issued and Outstanding	36,485,096	38,059,930	1,574,834	(4)(5)(6)
Accumulated Deficit	(60,045,635)	(59,441,879)	603,756	(1)(2)(6)(7)
Deferred Financial Advisor Fees	(91,200)	-	91,200	(7)
Other Comprehensive Gain	4,130	4,130	-
Total Stockholders' Equity (Deficit)	(23,647,609)	(21,377,819)	2,269,790
Total Liabilities and Stockholders' Equity (Deficit)	$11,229,434	$12,920,318	1,690,884

(1) Fixed asset adjustment and associated payable to third-party due to working capital adjustment per purchase agreement
(2) Accrual of real estate taxes
(3) Reclassification of long-term debt to short-term
(4) Reverse valuation of warrant recorded as a derivative
(5) Conversion of contingently redeemable equity to common stock
(6) Discount on notes payable
(7) Expense of unearned financial advisor fees

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Restated Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	For the Twelve Months Ended June 30, 2006
	As Previously
	Reported	As Restated	Change

Revenue
Subscription Revenue	$13,501,787	$13,501,787	-
One-time Sales	8,005,726	8,005,726	-
Production Revenue	1,396,951	1,396,951	-
Other Revenue	2,936,004	2,936,004	-
Total Revenue, net	25,840,468	25,840,468	-
Cost of Sales	(7,036,893)	(7,036,893)	-
Gross Profit	18,803,575	18,803,575	-

Expense
Salaries and Benefits	18,204,419	18,204,419	-
Professional Fees	3,215,669	3,215,669	-
Selling, General & Administrative	9,859,702	8,579,360	(1,280,342)	(1)(2)
Depreciation and Amortization	3,767,605	4,043,293	275,688	(2)
Total Expenses	35,047,395	34,042,741	(1,004,654)

Loss From Operations	(16,243,820)	(15,239,166)	1,004,654

Other Income (Expense)
Interest, net	(3,591,976)	(4,366,810)	(774,834)	(3)
Financing Costs	(1,393,852)	(460,614)	933,238	(4)
Loss on Debt Refinancing	(1,614,064)	(1,614,064)	-
Gain on Forfeiture of Warrants	739,588	180,286	(559,302)	(5)
Gain on Change in Derivative Valuation	280,328	280,328	-
Other Income	44,179	44,179	-
Total Other Expense	(5,535,797)	(5,936,695)	(400,898)

Loss from Continuing Operations Before Tax	(21,779,617)	(21,175,861)	603,756

Income Taxes	-	-	-

Net Loss	(21,779,617)	(21,175,861)	603,756

Net Loss per Common Share Basic and Dilutive
Net Loss per Share	$(0.54)	$(0.52)	0.02	(6)

Weighted Average Shares Outstanding	40,335,278	40,335,278	40,335,278

A summary of the components of other comprehensive loss:
Net Loss for Common Shareholders	(21,779,617)	(21,175,861)	603,756
Foreign Currency Translation Gain (Loss)	(6,688)	(6,688)	-
Comprehensive Loss	(21,786,305)	(21,182,549)	603,756

(1) Expense of unearned financial advisor fees
(2) Fixed asset adjustment and associated payable to third-party due to working capital adjustment per purchase agreement
(3) Expense of debt discount
(4) Reversal of derivative value
(5) Reversal of market valuation of warrants classified as derivatives
(6) Increase in EPS from net effect of the above revisions

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Restated Consolidated Statements of Cash Flows
Unaudited

	For the Twelve Months Ended June 30, 2006
	As Previously
	Reported	As Restated	Change
Cash flows from operating activities:
Net loss	$(21,779,617)	$(21,175,861)	603,756	(1)(2)(3)(4)(5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,767,605	4,043,293	275,688	(1)
Reserve for obsolete inventory	524,176	524,176	-
Gain on settlement of accounts payable	(43,364)	(43,364)	-
Amortization of discount on notes payable	1,495,564	1,495,564	-
Loss on conversion of notes payable	1,614,064	1,614,064	-
Amortization of convertible note payable discounts related to warrants and beneficial conversions	235,471	235,471	-
Non-cash interest expense	-	774,834	774,834	(5)
Stock issued for services	68,574	159,774	91,200	(4)
Fair value of stock purchase warrants	348,672	348,672	-
Warrants issued for financing costs	1,393,852	460,614	(933,238)	(5)
Employee stock based compensation	828,308	828,308	-
Change in fair value of derivative warrant liabilities	(739,588)	(180,286)	559,302	(5)
Gain on forfeiture of warrants due to debt refinancing	(280,328)	(280,328)	-
Amortization of deferred financial advisory fees	142,920	142,920	-
Changes in current assets and liabilities, net of business acquired and sold:
Accounts receivable	629,354	859,860	230,506	(6)
Prepaid expenses and other current assets	1,157,549	1,157,549	-
Accounts payable and accrued expenses	6,205,717	4,603,669	(1,602,048)	(1)(2)(3)(6)
Accounts payable - related party	218,881	218,881	-
Inventory	188,516	188,516	-
Deferred revenue	(533,669)	(533,669)	-
Interest payable	145,371	145,371	-
Minority interest	(287,061)	(287,061)	-
Net cash used in operating activities	(4,699,033)	(4,699,033)	-

Cash flow from investing activities:
Restricted cash	5091670	5,091,670	-
Capital expenditures	(4,143)	(4,143)	-
Net cash provided (used) by investing activities	5,087,527	5,087,527	-

Cash flow from financing activities:
Payment for capital leases	(1,115,665)	(1,115,665)	-
Payment for lines of credit
Proceeds from notes and convertible notes payable	9,100,000	9,100,000	-
Proceeds from notes payable - related parties	250,464	250,464	-
Payments on notes and convertible notes payable	(9,087,527)	(9,087,527)	-
Payments on notes payable - related parties	(250,000)	(250,000)	-
Common stock issued for cash	150,000	150,000	-
Net cash provided (used) by financing activities	(952,728)	(952,728)	-

Effect of foreign exchange on cash	(6,688)	(6,688)	-
Net decrease in cash	(570,922)	(570,922)	-
Cash at beginning of period	752,261	752,261	-
Cash at end of period	$181,339	$181,339	$-

Supplemental information:
Interest paid	$1,416,009	$1,416,009	-
Warrants issued with convertible notes	933,238	933,238	-
Warrants issued with credit financing	460,614	460,614	-
Common stock issued for deferred financial advisory fees	91,200	-	(91,200)	(4)
Common stock issued for conversion of notes payable	787,550	787,550	-

(1) Fixed asset adjustment and associated payable to third-party due to working capital adjustment per purchase agreement
(2) Accrual of real estate taxes
(3) Reverse valuation of warrant recorded as a derivative
(4) Expense of unearned financial advisor fees
(5) Discount on notes payable
(6) Reclassify prior year adjustment

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Restated Consolidated Balance Sheet
Unaudited

	As of March 31, 2006
	As Previously
	Reported	As Restated	Change
ASSETS
Current Assets
Current Assets
Cash and Cash Equivilents	$1,250,652	$1,250,652	-
Accounts Receiveable, net	4,617,595	4,617,595	-
Inventory, net	1,460,141	1,460,141	-
Prepaid Expenses and other Current Assets	189,900	189,900	-
Total Current Assets	7,518,288	7,518,288	-

Property and Equipment, net	5,355,748	5,355,748	-
Program Inventory, net	3,313,319	3,313,319	-
Total Assets	$16,187,355	$16,187,355	-

LIABILITIES AND STOCHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$6,257,809	$6,257,809	-
Accrued Expenses	3,557,466	3,557,466	-
Deferred Revenue	4,687,366	4,687,366	-
Capital Lease - Current	1,177,817	1,177,817	-
Notes Payable - Current	113,538	113,538	-
Notes Payable - Related Parties	363,333	363,333	-
Total Current Liabilities	16,157,329	16,157,329	-
Long Term Liabilities
Obligations under Capital Leases	12,351,625	12,351,625	-
Convertible Notes Payable	4,739,529	3,965,216	(774,313)	(1)
Notes Payable - Related Parties	20,000	20,000	-
Total Long-term Liabilities	17,111,154	16,336,841	(774,313)

Total Liabilities	33,268,483	32,494,170	(774,313)

Minority Interest (Vilpas investment in Funk Web)	309,210	309,210	-

Contingently Redeemable Equity	800,000	800,000	-

Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 Shares Authorized at No Par Value, No Shares Issued and Outstanding
Common Stock, 750,000,000 Shares Authorized at No Par Value, 43,415,513 Shares Issued and Outstanding	33,989,891	36,974,725	2,984,834	(2)
Accumulated Deficit	(52,159,501)	(54,370,022)	(2,210,521)	(1)(2)
Other Comprehensive Loss	(20,728)	(20,728)	-
Total Stockholders' Equity (Deficit)	(18,190,338)	(17,416,025)	774,313

Total Liabilities and Stockholders' Equity (Deficit)	$16,187,355	$16,187,355	-

(1) Expense debt discount on note payable
(2) Reclassify non-conversion of contingent stock to common stock

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Restated Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	For the Three Months Ended March 31, 2006
	As Previously
	Reported	As Restated	Change

Revenue
Sales Revenue	$6,147,414	$6,147,414	-
Cost of Sales	(1,746,910)	(1,746,910)	-
Gross Profit	4,400,504	4,400,504	-

Expense
Salaries and Benefits	4,258,007	4,258,007	-
Professional Fees	1,007,449	1,007,449	-
Selling, General & Administrative	4,516,850	4,516,850	-
Depreciation and Amortization	1,019,251	1,019,251	-
Total Expenses	10,801,557	10,801,557	-

Loss From Operations	(6,401,053)	(6,401,053)	-

Other Income (Expense)
Interest, net	(475,677)	(476,198)	(521)	(1)
Debt conversion			-
Gain due to non-conversion of contingently redeemable stock	2,210,000	-	(2,210,000)	(2)
Gain on sale of assets			-
Foreign currency loss			-
Total Other Income (Expense)	1,734,323	(476,198)	(2,210,521)

Loss from Continuing Operations Before Tax	(4,666,730)	(6,877,251)	(2,210,521)

Minority Interest	-	-	-

Net Loss Before Taxes	(4,666,730)	(6,877,251)	(2,210,521)

Income Taxes	-	-	-

Net Loss	(4,666,730)	(6,877,251)	(2,210,521)

Net Loss per Common Share Basic and Dilutive
Net Loss per Share	$(0.11)	$(0.17)	(0.06)	(3)

Weighted Average Shares Outstanding	40,607,388	40,607,388	39,454,326

A summary of the components of other comprehensive loss:
Net Loss for Common Shareholders	(4,666,730)	(6,877,251)	(2,210,521)
Foreign Currency Translation Gain (Loss)	2,652	2,652	-
Comprehensive Loss	(4,664,078)	(6,874,599)	(2,210,521)

(1) Record additional interest expense due to debt discount.
(2) Reclassify non-conversion of contingent stock to equity.
(3) Reduction in EPS from net effect of the above revisions.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Restated Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	For the Nine Months Ended March 31, 2006
	As Previously
	Reported	As Restated	Change

Revenue
Sales Revenue	$20,171,919	$20,171,919	-
Cost of Sales	(4,482,252)	(4,482,252)	-
Gross Profit	15,689,667	15,689,667	-

Expense
Salaries and Benefits	13,541,418	13,541,418	-
Professional Fees	2,099,264	2,099,264	-
Selling, General & Administrative	9,445,913	9,445,913	-
Depreciation and Amortization	2,307,074	2,307,074	-
Total Expenses	27,393,669	27,393,669	-

Loss From Operations	(11,704,002)	(11,704,002)	-

Other Income (Expense)
Interest, net	(2,775,431)	(2,775,952)	(521)	(1)
Debt conversion	(1,614,064)	(1,614,064)	-
Gain due to non-conversion of contingently redeemable stock	2,210,000	-	(2,210,000)	(2)
Gain on sale of assets	1,000	1,000	-
Foreign currency loss	(184)	(184)	-
Total Other Income (Expense)	(2,178,679)	(4,389,200)	(2,210,521)

Loss from Continuing Operations Before Tax	(13,882,681)	(16,093,202)	(2,210,521)

Minority Interest	(10,801)	(10,801)	-

Net Loss Before Taxes	(13,893,482)	(16,104,003)	(2,210,521)

Income Taxes	-	-	-

Net Loss	(13,893,482)	(16,104,003)	(2,210,521)

Net Loss per Common Share Basic and Dilutive
Net Loss per Share	$(0.35)	$(0.41)	(0.06)	(3)

Weighted Average Shares Outstanding	39,454,326	39,454,326	39,454,326

A summary of the components of other comprehensive loss:
Net Loss for Common Shareholders	(13,893,482)	(16,104,003)	(2,210,521)
Foreign Currency Translation Gain (Loss)	(31,547)	(31,547)	-
Comprehensive Loss	(13,925,029)	(16,135,550)	(2,210,521)

(1) Record additional interest expense due to debt discount.
(2) Reclassify non-conversion of contingent stock to equity.
(3) Reduction in EPS from net effect of the above revisions.

TWL Corporation and Subsidiaries
(formerly Trinity Learning Corporation)
Notes to Consolidated Financial Statements
June 30, 2006

Restated Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended March 31, 2006
	As
	Previously
	Reported	As Restated	Change
Cash flows from operating activities:
Net loss	$(13,893,482)	$(16,104,003)	$(2,210,521)	(1)(2)
Less:Gain (Loss) from Discontinued Operations	-	-	-

Net Loss from Continuing Operations	(13,893,482)	(16,104,003)	(2,210,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	487,059	487,059	-
Bad debt expense	465,800	465,800	-
Gain due to non-conversion of contingently redeemable stock	(2,210,000)	-	2,210,000	(1)
Foreign currency translation gain / loss	184	184	-
Non-cash interest expense	50,533	51,054	521	(2)
Employee stock based compensation	600,000	600,000	-
Non cash financial advisory fees	594,470	594,470	-
Debt conversion expenses	3,882,047	3,882,047	-
Program inventory	1,820,015	1,820,015	-
Changes in current assets and liabilities, net of businesses acquired and sold:			-
Accounts receivable	(1,077,180)	(1,077,180)	-
Prepaid expenses and other current assets	970,373	970,373	-
Accounts payable and accrued expenses	5,054,967	5,054,967	-
Inventory	172,609	172,609	-
Deferred revenue	644,524	644,524	-
Interest payable	(23,379)	(23,379)	-
Minority interest	22,149	22,149	-

Net cash provided (used) by operating activities	(2,439,311)	(2,439,311)	-

Cash flow from investing activities:
Payment for business acquisitions	-	-	-
Payment for business acquisitions - related party	-	-	-
Restricted cash	5,091,670	5,091,670	-
Advances to associated companies			-
Capital expenditures	(1,295)	(1,295)	-

Net cash provided (used) by investing activities	5,090,375	5,090,375	-

Cash flow from financing activities:
Repayment for capital leases	(829,144)	(829,144)	-
Borrowings under notes	100,000	100,000	-
Borrowings under notes - related party	-	-	-
Repayments under borrowings	(5,323,529)	(5,323,529)	-
Repayments under short-term notes	-	-	-
Repayments under short-term notes - related party	(750,000)	(750,000)	-
Borrowings under notes and contingent liability	-	-	-
Borrowings under long-term liabilities	4,500,000	4,500,000	-
Payments for financing fees	-	-	-
Other financing activities	150,000	150,000	-
Proceeds from sale of common stock	-	-	-

Net cash provided (used) by financing activities	(2,152,673)	(2,152,673)	-
Effect of foreign exchange on cash		-	-
Net cash provided by (used in) continuing operations	498,391	498,391	-
Net cash provided by (used in) discontinued operations	-	-	-
Net increase (decrease) in cash	498,391	498,391	-
Cash at beginning of period	752,261	752,261	-
Cash at end of period	$1,250,652	$1,250,652	$-

(1) Reclassify non-conversion of contingent stock to equity.
(2) Record additional interest expense due to debt discount.

ITEM 8. CONTROLS AND PROCEDURES

TWL Corporation (“TWL”)maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of its report on, TWL's consolidated financial statements for the year ended June 30, 2005, Chisholm, Bierwolf & Nilson, LLC ("CBN") identified deficiencies that existed in the design or operation of our internal controls over financial reporting of our subsidiaries that it considered being "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as "a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." CBN advised the Audit Committee of Trinity Learning's Board of Directors of the following material weaknesses in our financial reporting: (i) inadequate control over activities and reporting relating to Trinity Learning's subsidiaries; and (ii) lack of sufficient resources to identify and properly address technical SEC and reporting issues.

The Company did not timely file its annual report on Form 10-KSB for the fiscal year ended June 30, 2006. In addition, as noted above and as previously disclosed, material weaknesses had been identified by CBN that contributed to the Company’s failure to timely file its annual report on Form 10-KSB for the fiscal year ending June 30, 2005 or, with respect to the audited and proforma financial statements relating to its acquisition of the Primedia assets, its Current Report on Form 8-K. Accordingly, the Company’s chief executive officer and its chief financial officer concluded that such controls and procedures were not effective as of June 30, 2006 or 2005, respectively.

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

In light of the material weaknesses identified by CBN, the Company continues to review its disclosure, financial information, internal controls and procedures and organization and staffing of its corporate accounting department. The Company retained an independent third party accounting firm to assist with the review of disclosure requirements for SEC reporting. In addition, the Company continues to retain outside legal counsel to assist in, among other things, in its efforts to timely file or submit our future reports under the Securities Exchange Act of 1934, as amended. Management intends to continue focusing on strengthening the Company's controls and procedures.

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

76 of 90

ITEM 8A. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and titles of our executive officers and directors.

Name	Age	Position
Dennis J. Cagan	61	Chief Executive Officer, President and Director
Patrick R. Quinn	46	Chief Financial Officer / Chief Operating Officer
Douglas D. Cole	51	Executive Vice President and Director
William D. Jobe	68	Director
Richard G. Thau	59	Director
Arthur Ronald Kidson	62	Director
Ron S. Posner	64	Director
David B Batstone (1)	48	Director

 *Rich Marino resigned and terminated his employment as President, Chief Executive Officer and as an employee of the Company on May 3, 2006.
(1) David B. Batstone was appointed as a member of the Company’s board of Directors on September 13, 2006.

Certain biographical information pertaining to the above-named officers and directors is set forth below:

DENNIS J. CAGAN. Mr. Cagan was appointed as our permanent Chief Executive Officer and President on August 31, 2006. Mr. Cagan has also served as a director since May 2005. He has been in the high technology industry as an active entrepreneur for over 38 years, having founded over a dozen different companies. He has been an investor and professional board member (over 40 boards) for over 25 years. Most recently as the founder, Chairman and CEO of the Santa Barbara Technology Group, LLC, Mr. Cagan oversees all activities including monitoring portfolio investments, consulting to early-stage technology companies, and selecting new investments. Santa Barbara Technology Group, LLC is a private investment and consulting firm engaged primarily in working with, and investing in early-stage technology companies in Santa Barbara. Mr. Cagan is currently on the Boards of Directors of Acorn Technologies, Inc.; Pacific Palisades; BNI Holdings, Goleta, CA. (formerly Bargain Network); InQ, Inc. (Chairman), Agoura Hills, CA.; Nutricate Corp., Santa Barbara, CA.; Truston, Inc., Santa Barbara, CA. (Chairman); and SaluDent International, Inc., Santa Barbara, CA. (Chairman). His non-profit activities include: Executive Board, California Coast Venture Forum; and Board of Directors, Santa Barbara County's United Way.

DOUG COLE. Mr. Cole is Vice Chairman and Executive Vice President, has been a director of the Company since 2002 and was our Chief Executive Officer until February 1, 2006 when the company moved its corporate headquarters to Texas. For the past 28 years, Mr. Cole has worked in the information technology industry, with a focus on sales and marketing. He has successfully completed numerous acquisitions, OEM agreements, International Distribution and strategic partnerships for and among various companies over his career, ranging from Hewlett Packard, Canon, Texas Instruments, Sony and IBM. From 1998 to 2000, Mr. Cole served as a director of RateXchange Corporation and as a director of two of its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. He served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from 1999 to 2000. Mr. Cole was the founder and Chief Executive Officer of Great Bear Technology from its inception in 1992 until its merger with Graphic Zone Inc. in 1992. Mr. Cole is a graduate of the University of California, Berkeley.

77 of 90

PATRICK R. QUINN. Mr. Quinn was appointed as the Company's Chief Financial Officer in May 2005, and subsequently appointed as the Company’s Chief Operating Officer on August 31, 2006. From March 2004 to May, 2005, Mr. Quinn was employed by Primedia Workplace Learning ("PWPL") as the Chief Financial Officer. PWPL was a wholly-owned subsidiary of Primedia Inc (NYSE PRM). From 2000 to 2003 Mr. Quinn was Chief Financial Officer for Fusion Laboratories, Inc. From 1997 to 2000 Mr. Quinn was Chief Financial Officer of B.R. Blackmarr &Associates, until its merger into BrightStar Information Technology Corp (NASDAQ BTSR) where he was the Controller. From 1989 to 1997 Mr. Quinn was Vice President/Chief Financial Officer for Affiliated Computer Systems/Precept. Mr. Quinn has also been an adjunct professor of finance in the MBA program at the University of Dallas, where he was rated in the top 5% of the adjunct faculty.

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

DAVID B. BATSTONE. Mr. Batstone was appointed as a member of our Board of Directors on September 13, 2006. Prior to joining the Company's Board, David Batstone has been a fully tenured Professor at the University of San Francisco from fall of 1994 to the present date. He also has served as President of Right Reality, a publishing and consulting firm since he founded the company in September 2004. He currently serves as the Senior Editor of Worthwhile magazine - a post he has held since the fall of 2004 - and Editor-at-Large of Sojourners magazine – a post he had held since the fall of 2001. In the fall of 1998 David Batstone was part of the founding team that launched Business 2.0 magazine, and served on the executive editorial team until he departed in fall of 2000. In 2000 and 2001 David Batstone was a managing partner in the investment banking firm, NetCatalyst. He received his B.A. from Westmont College in Santa Barbara, CA in May, 1980; his M. Div. from the Pacific School of Religion in Berkeley in May, 1984; his Ph.D. from the Graduate Theological Union/University of California Berkeley in May 1989.

78 of 90

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
Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Dennis J. Cagan	0	0	0
Patrick R. Quinn	1	1	0
Douglas D. Cole	2	1	0
William D. Jobe	1	1	0
Richard G. Thau	1	1	0
David B. Batstone	N/A	N/A	0
Ron S. Posner	1	1	0
Arthur Kidson	2	1	0

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

79 of 90

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name & Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Stock Options	Long Term Incentivve Payout	All Other Compensation

Dennis Cagan Chief Executive Officer, President and Director (1)	2006	$41,666	0	0		0	375,000	0	0
Doug Cole, Executive Vice President	2006	$198,359	0	6,000	(4)	0	250,000	0	0
	2005	$180,000	0	64,000		0	500,000	0	0
Edward Mooney, President (3)	2006	$146,352	0	0		0	0	0	0
	2005	$180,000		12,000	(5)	0	500,000	0	0
Rich Marino, Chief Operating Officer (2)	2006	$231,550	30,000	4,500	(6)	0	250,000	0	0
	2005	$240,000	0	4,500		0	0	0	0
Patrick R. Quinn, Chief Financial Officer, Chief Operating Officer	2006	$186,500	0	5,000	(7)	0	500,000	0	0
	2005	$25,223	0	0		0	250,000	0	0

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

Employment Agreements with the Management

We entered into a fulltime employment agreement (the "Agreement") with Dennis J. Cagan, our Chief Executive Officer, President and Director, on September 1, 2006. The Agreement is effective for a term beginning on the date of the Agreement and terminating on December 31, 2009 (the "Employment Period"), unless earlier terminated as provided in the Agreement. The Agreement may also be renewed by mutual written agreement between Mr. Cagan and the Company. Mr. Cagan' base compensation under the Agreement is $250,000 per year. Furthermore, Mr. Cagan shall be awarded pursuant to the Agreement the amount of stock options equal to 3% of the total number of fully diluted equity composed of the sum of (i) the number of shares of common stock of the Company outstanding on the date of the grant, (ii) the total amount of all granted options outstanding on the date of the grant (regardless of vesting), and (iii) the total amount of stock options authorized to be granted by the Company under the 2002 Stock Option Plan (including any increases authorized by the board of directors within the fourth quarter of the 2006 calendar year) (the "Options"). The Options shall vest as follows: 1/3 to vest on the date of the Agreement, and with 1/36 of the balance to vest each month over a 36 month period beginning on the date of the Agreement; provided that upon a change of control (as defined in the Agreement), 100% of all unvested options will vest, and provided further that in the event that Mr. Cagan's employment is terminated pursuant to Section 4(d)(i) of the Agreement, then he shall be entitled to an acceleration of vesting of 1/2 of the remaining unvested Options. Furthermore, Mr. Cagan is entitled to certain bonus compensation based on certain Company benchmarks as set forth in Exhibit A annexed to the Agreement.

80 of 90

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

We entered into a three-year employment agreement with Patrick Quinn, our Vice President of Finance, and Chief Financial Officer and Chief Operating Officer on February 1, 2006. The agreement initially provided for base salary of $187,000 per annum ("Annual Base Salary"). According to the agreement, the annual base salary may be further adjusted from time to time by the Board of Directors. The Board will review Mr. Quinn’s salary at least once during each calendar year, beginning with calendar year 2007. Mr. Quinn is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. As part of the compensation package given to Mr. Quinn, he will receive during the calendar year of 2006, 250,000 stock options which shall vest over a three-year period pursuant to the Company's 2002 Stock Option Plan. Mr. Quinn's employment period will continue until December 31, 2007 unless earlier terminated. If we terminate the agreement without cause (as defined in the agreement), Mr. Quinn is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives for a six month period after the date of termination, together with expenses incurred as of the date of termination. In addition, the Company shall pay Mr. Quinn the portion of the Annual Bonus attributable to any calendar year of the Company (or portion thereof) accrued through the date of termination. If Mr. Quinn terminates the agreement (as defined in the agreement), Mr. Quinn is entitled to receive his Annual Base Salary plus any accrued leave through the date of termination. All of Mr. Quinn’s rights to Annual Base Salary and benefits pursuant to the Employment Agreement which accrue or become payable after the date of such termination of the employment period shall cease upon such termination. The agreement contains a non-competition covenant that survives for a period of six months after termination of employment.

We entered into a three-year employment agreement with Douglas Cole, our Executive Vice President on February 1, 2006. The agreement initially provided for base salary of $180,000 per annum ("Annual Base Salary"). According to the agreement, the annual base salary may be further adjusted from time to time by the Board of Directors. The Board will review Mr. Cole's salary at least once during each calendar year, beginning with calendar year 2007. Mr. Cole is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. As part of the compensation package given to Mr. Cole, he will receive during the calendar year of 2006, 250,000 stock options which shall vest over a three-year period pursuant to the Company's 2002 Stock Option Plan. Mr. Cole’s employment period will continue until December 31, 2007 unless earlier terminated. If we terminate the agreement without cause (as defined in the agreement), Mr. Cole is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives for a six month period after the date of termination, together with expenses incurred as of the date of termination. In addition, the Company shall pay Mr. Cole the portion of the Annual Bonus attributable to any calendar year of the Company (or portion thereof) accrued through the date of termination. If Mr. Cole terminates the agreement (as defined in the agreement), Mr. Cole is entitled to receive his Annual Base Salary plus any accrued leave through the date of termination. All of Mr. Cole's rights to Annual Base Salary and benefits pursuant to the Employment Agreement which accrue or become payable after the date of such termination of the employment period shall cease upon such termination. The agreement contains a non-competition covenant that survives for a period of six months after termination of employment.

81 of 90

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

Beneficial Owner	Number of Shared Owned	Number of Options & Warrants (1)		Total Beneficial Ownership (2)	Percent of Class Beneficially Owned
Dennis J. Cagan	0	6,874,300	(3)	6,874,300	5.37%
Chief Executive Officer, President and Director
Doug Cole	2,009,972	1,775,000	(4)	3,784,927	6.86%
Executive Vice President and Director
William Jobe	200,000	895,000	(5)	1,095,000	1.70%
Director
6654 Bradbury Court
Fort Worth, TX 76132
Arthur R. Kidson	0	720,000	(6)	720,000	*
Director
2 Epsom Road
Stirling, East London
Republic of South Africa
Richard G. Thau	0	1,055,000	(7)	1,055,000	1.40%
Director
2468 Sharon Oaks
Menlo Park, CA 84025
Ron S. Posner	100,000	540,000	(8)	640,000	*
Director
820 Stony Hill Road
Tiburon, CA 94920
Patrick R. Quinn	0	2,400,000	(9)	2,400,000	1.66%
Chief Financial Officer and Chief Operating Officer
David B. Batstone	0	440,000	(10)	440,000	*
Director
Steven Hanson	2,000,000	3,000,000		5,000,000	10.77%
5% Shareholder
1319 NW 86th Street
Vancouver, WA 98665
Theodore Swindells	1,550,000	1,275,000		2,825,000	6.32%
5% Shareholder
11400 Southeast 8th St
Bellevue, WA 98004
Luc Verelst	3,725,138	4,000,000		7,725,138	16.29%
5% Beneficial Owner
Verbier, Switzerland 1936
All executive officer and directors of the Company as a group (8 persons)	2,309,972	6,353,519		8,663,491	17.41%

*Denotes less than one percent (1%).

** Unless otherwise stated, all stock options granted expire 5 years from the date of the respective stock option grant.

82 of 90

(1)  Reflects warrants, options or other convertible securities that will be exercisable, convertible or vested as the case may be within 60 days of June 30,2006.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following June 30, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such shareholder’s name.

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

83 of 90

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

Individual Grants
Name	Number of Securities Underlying Options	# of Total Optiona granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date
Dennis Cagan	250,000	16.66%	$0.16	5/9/2011
	250,000	16.66%	$0.19	2/8/2011
Doug Cole	250,000	16.66%	$0.19	2/8/2011
Patrick R. Quinn	250,000	16.66%	$0.19	2/8/2011
	250,000	16.66%	$0.16	5/3/2011
Rich Marino (1)	250,000	16.66%	$0.19	2/8/2011

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

Name	Shares Acquired on Exercise	Value Realized	Number of Underlying Options as of Sept. 1, 2006; Exercisable / Unexercisable	Exercise Value of Unexercised Options at below date Exercisable / Unexercisable
				($0.10 on 6/08/05)
Dennis Cagan	0	0	346,896 / 178,104	$34,690 / $17,810
Doug Cole	0	0	908,474 / 341,526	$90,847 / $34,153
Patrick R. Quinn	0	0	322,461 / 427,539	$32,246 / $42,754
Rich Marino (1)	0	0	234,295 / 515,705	$23,430 / $51,571

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

84 of 90

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

Management believes that all of the above transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

ITEM 13. EXHIBITS

85 of 90

Exhibit No.	Description

3(i).1	Articles of Restatement of the Articles of Incorporation of Trinity Learning Corporation dated February 25, 2003. (4)

3(i).2
Articles of Amendments of the Company filed on September 29, 2006 with the Secretary of State of the State of Utah to (i) increase the authorized common stock of the Company from 100,000,000 shares to 750,000,000 shares, and (ii) to change the name of the Company to TWL Corporation. (2)

3(i).3	Articles of Restatement of the Articles of Incorporation of the Company filed with the Secretary of State of the State of Utah on August 31, 2006. (3)

3(ii)	Bylaws of Trinity Companies, Inc. (1)

4.1	Statement of designation, powers, preferences and rights of the Series A Preferred Stock. (3)

10.1	Asset Purchase Agreement dated April 1, 2005 among the Company, Primedia, Inc., its wholly-owned entity Primedia Digital Video Holdings LLC and Primedia Workplace Learning LP. (7)

86 of 90

Exhibit No. continued	Description
10.2	Securities Purchase Agreement dated as of March 31, 2006 by and among Trinity Learning Corporation and the investors. (8)

10.3	Form of 15% Senior Secured Convertible Debenture of Trinity Learning Corporation. (8)

10.4	Form of Warrant issued to the investors in connection with the Securities Purchase Agreement dated as of March 31, 2006. (8)

10.5	Registration Rights agreement dated as of March 31, 2006 by and among Trinity Learning Corporation and the investors. (8)

10.6	Security Agreement dated as of March 31, 2006 by and among Trinity Learning Corporation, TWL Knowledge Group Inc and the investors. (8)

10.7	Subsidiary Guarantee dated as of March 31, 2006 by Trinity Workplace Learning Corporation. (8)

10.8	Voting Agreement dated as of March 31, 2006 entered into in connection with the Securities Purchase Agreement dated as of March 31, 2006.

10.9#	Employment Agreement entered into by and between Dennis J. Cagan and the Company dated September 1, 2006. (5)

10.10#	Employment Agreement entered into by and between Patrick R. Quinn and the Company dated February 1, 2006. (6)

10.11#	Employment Agreement entered into by and between Douglas D. Cole and the Company dated February 1, 2006. (6)

10.12	Security Agreement dated August 31, 2006 by and among the Company, Laurus Master Fund, Ltd., and TWL Knowledge Group Inc. (3)

10.13	IP Security Agreement dated August 31, 2006 by and between Laurus Master Fund, Ltd. and TWL Knowledge Group Inc. (3)

10.14	Secured Non-Convertible Term Note dated August 31, 2006 payable to Laurus Master Fund, Ltd. (3)

10.15	Secured Non-Convertible Revolving Note dated August 31, 2006 payable to Laurus Master Fund, Ltd. (3)

10.16	Funds Escrow Agreement dated August 31, 2006 by and among TWL Corporation, Laurus Master Fund, Ltd. and Loeb & Loeb, Ltd. (3)

10.17	Registration Rights Agreement dated August 31,2006 by and between TWL Corporation and Laurus Master Fund, Ltd. (3)

10.18	Stock Pledge Agreement dated August 31, 2006 by and among Laurus Master Fund, Ltd., TWL Corporation and TWL Knowledge Group Inc. (3)

10.19	Subordination Agreement dated August 31, 2006 by and among Laurus Master Fund, Ltd., Palisades Master Fund LP, TWL Corporation and TWL Knowledge Group Inc. (3)

10.20	Letter Agreement entered into by and between TWL Corporation and Palisades Master Fund LP dated July 27, 2006. (3)

87 of 90

Exhibit No. continued	Description

10.21	Letter Agreement entered into by and between TWL Corporation and Palisades Master Fund LP dated July 31, 2006. (3)

10.22	Lock-up Letter Agreement by and between TWL Corporation and Laurus Master Fund, Ltd. (3)

10.23	Voting Agreement dated March 31, 2006. (9)

10.24	Escrow Agreement dated March 31, 2005 entered into by and among the Company, Palisades Master Fund,LP and Sichenzia Ross Friedman Ference LLP. (9)

16.1	Letter provided by Chisholm Bierwolf & Nilson, LLC (8)

21.1	List of Subsidiaries of TWL Corporation. *

23.1	Consent of Chisholm Bierwolf & Nilson, LLC. (9)

31.1	Certification of disclosure by CEO. *

31.2	Cerification of disclosure by CFO. *

32.1	Certification of SEC compliance and accurate representation by Chief Executive Officer. *

32.2	Certification of SEC compliance and accurate representation by Chief Financial Officer. *

*	Exhibit filed herewith
#	Denotes a management contract or compensatory plan.

(1)	Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on August 21, 2002.

(2)	Incorporated by reference from the current report on Form 8-k filed by the registrant on October 4, 2006.

(3)	Incorporated by reference from the current report on Form 8-k filed by the registrant on September 6, 2006.

(4)	Incorporated by reference from the current report on Form 8-k filed by the registrant on December 17, 2003.

(5)	Incorporated by reference from the current report on Form 8-k filed by the registrant on September 7, 2006.

(6)	Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on May 23, 2006.

(7)	Incorporated by reference from the current report on Form 8-k filed by the registrant on April 7, 2005.

(8)	Incorporated by reference from the current report on Form 8-k filed by the registrant on April 4, 2006.

(9)	Incorporated by reference from the annual report on Form 10-KSB filed by the registrant on November 13, 2006.

88 of 90

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND OTHER FEES

The Audit Committee has selected and retained Chisholm, Bierwolf & Nilson, LLC as our independent auditors for the fiscal year ended 30, 2006. This is the second year that Chisholm, Bierwolf & Nilson, LLC has audited our financial statements.

The following table presents fees for professional services rendered by our auditors for the audit of our annual financial statements for the fiscal years ended June 30, 2006 and June 30, 2005 and fees billed for other services rendered by them during those periods:

	Chisholm, Bierwolf, Nilson, LLC
	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$120,000	$108,725
Audit-Related Fees (2)		-
Tax Tax Fees (3)	5,000	-
All Other Fees (4)		-
Total	$125,000	$108,725

(1) Audit Fees consist of an estimate of fees to be billed for the annual audits and quarterly reviews.
(2) Audit-Related Fees consist of fees billed for various SEC filings and accounting research.
(3) Tax Fees consist of fees billed for tax consultation and assistance in the preparation of tax returns.
(4) All other fees.

All audited-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of those services by Chisholm, Bierwolf & Nilson, LLC was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

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

89 of 90

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

Signature	Title	Date

/s/ Dennis J. Cagan	Chief Executive Officer, President and Director	October 12, 2007
Dennis J. Cagan

/s/ Douglas D. Cole	Executive Vice President and Director	October 12, 2007
Douglas D. Cole

/s/ William D. Jobe	Director	October 12, 2007
William D. Jobe

/s/ Richard G. Thau	Director	October 12, 2007
Richard G. Thau

/s/ David B. Barstone	Director	October 12, 2007
David B. Batstone

90 of 90