Form 10KSB
period 2007-06-30
TWL CORP
filed 2007-10-12
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy on information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year, $24,065,918

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of September 28, 2007 was $11,298,930.

As of September 20, 2007, the issuer had 188,878,008 outstanding shares of Common Stock.

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

Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as "we," "us," "our company," or the “Company."

Recent Developments

On May 11, 2007, the executive officers (the “Management”) of the Company, after completing discussions with KBA Group LLP., its independent registered public accountants (“KBA”), concluded that the Company’s previously issued financial statements for the fiscal year ended June 30, 2006, and interim quarterly periods for the nine months ended March 31, 2006, three months ended September 30, 2006 and six months ended December 31, 2006, which had been filed by the Company with the Securities and Exchange Commission (the “SEC”) on Form 10-KSB on November 13, 2006 and Form 10-QSB on May 23, 2006,  November 20, 3006, and February 14, 2007, respectively (collectively, the “Reports”), should no longer be relied upon because of classifications in such financial statements relating to the treatment of certain long term liabilities which should have been recorded as current liabilities, the accounting for warrants issued with debt instruments and the accounting for contingently redeemable stock as more fully explained below.

The Company has determined that it will need to amend its Reports in order to amend the financial statements included therein because of an incorrect classification of convertible notes payable issued by the Company on March 31, 2006 as long-term liability.  The convertible notes payable should have been properly recorded as a current liability.  The impact on the financial statements filed by the Company in its Quarterly Report on Form 10-QSB for the nine months ended March 31, 2006 (“March 31, 2006 10-QSB”), Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 (“June 30, 2006 10-KSB”), Quarterly Report on Form 10-QSB for the three months ended September 30, 2006 (“September 30, 2006 10-QSB”), and Quarterly Report on Form 10-QSB for the six months ended December 31, 2006 (“December 30, 2006 10-QSB”), is a reclassification of $4,500,000 in convertible notes payable from long-term to current liabilities.  Additionally, certain warrants issued in connection with the $4,500,000 in convertible notes were previously accounted for as derivative instruments.  Additionally, the impact to the June 30, 2005 10-KSB is the removal of a $373,936 derivative warrant liability and the reversal of a $373,936 gain recognized on forfeiture of warrants.  The impact on the September 30, 2006 10-QSB and December 31, 2006 10-QSB is the reversal of a $373,936 gain recognized on forfeiture of warrants.  The accounting for these warrants have been be revised to be accounted for as a discount on convertible notes payable in the amount of $774,834, and will be reflected as interest expense in the amended June 30, 2006 10-KSB.  Additionally, the Company revised its accounting for contingently redeemable stock issued in connection with an acquisition.  The impact to March 31, 2006 10-QSB will be the reversal of $2,210,000 gain recognized due to non-conversion of contingently redeemable stock.

As of June 27, 2007, the Company received an additional $2,777.000 of gross proceeds (“Proceeds #1”) pursuant to sales by the Company in its private placement offering (the “Offering”), as previously reported in the Company’s Current Reports on Form 8-K filed with the SEC on March 20, May 8 and June 14, 2007, respectively. In consideration of the Proceeds #1, the Company sold an aggregate of 34,666,665 shares (“Shares #1”) of its common stock, no par value per share (the “Common Stock”), at a price of $0.03 per share.

Furthermore, from June 27, 2007 to July 31, 2007, the Company received an additional $1,290,000 of gross proceeds (“Proceeds #2”, Proceeds #2 and Proceeds #1 shall collectively be referred to as the “Proceeds”) from sales by the Company in the Offering.  In consideration of the Proceeds, the Company sold an aggregate of 135,566,662 share (“Shares #2”, Shares #2 and Shares #1 shall collectively be referred to as the “Shares”) of its Common Stock, at a price of $0.03 per Share.  In addition, one note holder converted their $280,000 note into 9,333,333 shares of common stock.

The Shares were sold pursuant to Common Stock Subscription Agreements entered into by and between the Company and the purchasers’ signatories thereto (the “Purchasers”). The Company also granted piggy back registration rights to the Purchasers.  The net Proceeds of the Offering are expected to be used as general working capital and reduction of vendor payables by the Company.

Pursuant to the terms of the placement agreement entered into by and between the Company and the placement agent dated March 6, 2007 (as reported by the Company in its Current Report filed with the SEC on Form 8-K on March 20, 2007 [the “Current Report”], in connection with the sales by the Company of 15% Senior Secured Convertible Debentures and related warrants), for all proceeds raised by the Company in the Offering from investors introduced to the Company by the placement agent, the company has agreed to pay to the placement agent the following fees:  (x) an aggregate advisory fee equal to 8.0% of the proceeds raised in the Offering, (y) an unallocated expense reimbursement of 2.0% of the proceeds raised in the Offering, and (z) warrants equal to 10% of the number and type of shares sold in this Offering exercisable at $0.03 per Share.  The Company further agreed to indemnify the placement agent against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, out of the Proceeds raised, the Company paid the placement agent commissions of $356,700.

As of July 31, 2007, the Company (i) has received aggregate gross proceeds of $4,347,000 from, and sold 144,899,995 shares of Common Stock in, the Offering, and (ii) has 188,878,008 shares of Common Stock issued and outstanding.  Further, the company received an additional $1,125,000 from the sale of subordinated debt.

The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors have access to information about the Company and their investments, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

On July 26, 2007, the board of directors of the Company appointed Ms. Phyllis Farragut as a member of the board of directors of the Company.  There are no understandings or arrangements between Ms. Farragut and any other person pursuant to which Ms. Farragut was appointed as director.  Effective as of the date of her appointment, Ms. Farragut was also elected as the Chairperson of the Company’s Audit Committee.

Effective as of September 5, 2007, Douglas Cole resigned as Executive Vice President of the Company.  Mr. Cole also resigned as Secretary of the Company as of December 31, 2007 and as a director of RMT, a subsidiary of the Company, effective September 30, 2007.  Mr. Cole will remain with the Company in his position as Vice-Chairman of the board of directors.  Additionally, Mr. Cole will serve as an advisor to the Company.

On September 28, 2007, the Company terminated the employment of 29 individuals.  This step was taken in an effort to reach cash flow break even.  The Company is also reducing other expense categories as a part of its cost reduction plan.

General

We are a publicly held global learning company, with geographic locations in the United States and Australia, that specialize in providing technology-enabled learning and certification solutions for corporations, organizations and individuals in multiple global industries. Historically, we have focused our marketing on medium to large businesses and organizations that wish to provide workplace training and certification to their employees in a cost effective and efficient manner.

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

TWL Knowledge Group, Inc.

In April, 2005, we completed the acquisition of the key operating assets of the Primedia Workplace Learning Division (“PWPL”) of PRIMEDIA, Inc., including PWPL’s content libraries, trademarks, brands, intellectual property, databases and physical assets. Also included was a 205,000 square foot state-of-the-art workplace learning content production and delivery facility in Carrollton, Texas, which is leased and is used to deliver integrated learning solutions to professionals in the homeland security, healthcare, industrial, fire and emergency, government, law enforcement and private security markets.  We operate the acquired assets as a wholly-owned subsidiary under the name TWL Knowledge Group, Inc. (“TWLK”).

The content library is used by over 9,000 clients to train, educate and certify employees in the areas of state and federal regulatory compliance, ongoing job certification, continuing education, risk mitigation and in-service education. In addition to its traditional delivery capabilities (such as VHS, DVD, CD-ROM) Internet and print, the PWPL acquisition makes the Company a provider of satellite-delivered learning content. The satellite network consists of seven channels that are spread over three key areas: healthcare, government and industrial. These satellite channels have long-established and well-respected brand names in their respective industries.

The division subsequently renamed the TWL Knowledge Group, Inc. serves as our primary content creation, marketing and delivery platform. With a comprehensive video production and distribution platform, including satellite uplinks and downlinks, plus live and archived Internet broadcasting capabilities, we have the ability to reach customers and learners around the world from one central facility. Currently not one customer comprises more than 5% of our total revenues out of more than 1,700 of our active customers.

TWLK has three key areas of focus:

•
Healthcare Group. The Healthcare Group (“HCG”) focuses primarily on serving hospitals and long-term care facilities within the healthcare sector. HCG currently services numerous hospitals and long-term care institutions and primarily reaches healthcare professionals. HCG provides its training primarily through our proprietary satellite delivered networks, with more than 80% of its revenues subscription based with contracts ranging from one to three years. HCG offers accreditation for 17 categories of licensed healthcare professionals, and has issued over 2,600,000 continuing education certificates. HCG has partnership alliances with the Joint Commission Resources and the VHA.

•
Government Services Group. The Government Services Group (“GSG”) focuses primarily on serving the emergency responder markets. GSG services numerous governmental agencies and trains more than 300,000 emergency responders in the fields of law enforcement, fire, emergency medical services, and professional homeland security. Approximately 90% of its revenue is subscription based with contract lengths of generally one year in duration. GSG currently offers more than 2,000 courses through a variety of delivery channels to its thousands of federal, state and local customers.

•
Industrial Services Group. The Industrial Services Group (“ISG”) offers comprehensive training to the industrial sector and services some of the largest companies in the United States, including Global 1000 and Fortune 500 clients. Training in the industrial segment is increasingly driven by customer mandates for improved skills as well as for regulatory compliance. Approximately 20% of its revenue is subscription based with contracts ranging from one to three years. The remaining sales are single-event transactions. ISG provides its library of more than 2,000 training courses to its target market primarily through VHS tapes, CD, and DVD formats. ISG’s commitment to online offerings has positioned the group to transition from product sales to a subscription model. ISG supplements all these channels with associated print material.

Key Benefits of the Combined Operations

As a result of the PWPL acquisition, the combination of the Company and TWLK provides a number of key benefits:

•
Approximately 219 full-time workplace learning professionals, including content development, instructional design, training services, marketing, video production, satellite communications, administration, Internet and IT. We have an expanded accounting and finance group that should enhance our financial controls, cash management, SEC reporting, and Sarbanes-Oxley compliance.

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

•
A state-of-the-art 205,000 square foot office and production leased facility (approximately 20 minutes from Dallas-Fort Worth), built and equipped at a cost estimated at over $30 million in 1996, including production studios, satellite uplinks and downlinks. We now have an extensive information technology infrastructure, including The Academy, which is a proprietary database for tracking learners, courses and certifications. We believe that because an individual’s training and certification information resides within The Academy and is not owned by the employer, additional revenue could be generated as employees change jobs and require re-certification. The building also houses a replication and fulfillment center for in-house, on-demand creation of VHS tapes, CDs and DVDs, which enables us to leverage content development across all customer-driven delivery media.

•
A full-time customer service center that monitors and services the TWLK client base, including providing professional services and customized solutions. The support group also makes outbound customer calls to generate sales leads as well as take incoming customer calls.

The Global Learning Market

According to EduVentures, Inc., the global education and training market is estimated at approximately $2 trillion annually, with the United States currently accounting for over 35% of the global market for education and training services. Within the corporate training market, e-learning, fueled by increased penetration of computers and workplace access to the Internet, is playing an increased role in providing employees with training and workplace learning. DC estimates the worldwide e-learning services market will exceed $23 billion by 2008 and Cortona Consulting estimates the global e-learning services market will reach $50 billion by 2010.

According to the Population Resource Center, world population exceeded 6 billion people in 2001 with a growth rate of 1.3% annually. Based upon this growth rate, there will be approximately 1 billion new entrants to the global workforce each decade until at least the middle of this century. Furthermore, significant changes in the make-up of the world’s population are anticipated in the near future. It is estimated that in Europe, North America and certain other industrialized nations, anticipated future labor shortages are expected to be caused by an aging workforce and will need to be met through immigration, which would drive demand for language and other job training. Other labor shortages are expected to be met by full-time and part-time re-entry by “retirees” into the workforce, a trend that is already gaining momentum in the United States. Often these re-entry workers must be trained or retrained for new job skills, particularly in computer-related skills. In addition to workplace learning, an aging population points toward an expanded market for lifelong learning as longevity increases and people are healthy and active longer into their 70s and 80s.

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

Increased globalization is also expected to have a significant impact on the world learning market. As technology continues to facilitate global communication and business, corporations will continue to seek out new foreign markets for highly educated, lower cost workers. For developed nations to compete with the outsourcing of labor to developing nations, they must invest in educating and training their workforces. Many companies already know the benefits of ongoing education and training for their employees. The American Society for Training and Development (“ASTD”) performed a three-year study of employee education with 575 US-based publicly-traded firms from various industries. ASTD found that companies who invested $680 per employee more than the average company increased their total stockholder return by six percent for the following year. A survey performed by Chief Learning Officer Magazine and Fairfield Research Inc., a market research company, looked into the size of the enterprise-learning market in the United States. Companies with over $500 million in annual sales spent an average of $3.7 million on learning and training and are estimated to have collectively spent $11.9 billion on education in 2003.

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

Subsidiaries

We currently have two wholly owned operating subsidiaries: TWL Knowledge Group, Inc. and River Murray Training. In addition we have two subsidiaries from which we derived no revenue in fiscal 2007: Touch Vision and VILPAS.  In fiscal 2007 we divested our ownership in IRCA (Proprietary) Limited, previously a 51% subsidiary, and 51% interest in the operations of Riverbend. The IRCA divesture had previously been fully reserved and did not affect fiscal 2007 financial results.

TWL Knowledge Group

TWLK provides integrated learning solutions for compliance, safety, emergency preparedness, continuing education and skill development in the workplace.  TWLK produces and delivers workplace education and skills training to organizations via three platforms:

•	Numerous private encrypted global satellite television networks

•	Proprietary Internet-based Learning Management System

•	Traditional media such as DVD, CD-ROM and videotape

River Murray Training

River Murray Training (“RMT”), our Australian subsidiary, provides consultancy services for customers to establish a sustainable in-house training system, resource development services to develop customized learning support materials, and training services to provide a wide selection of fully accredited training.

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

Employees

As of August 31, 2007, we had approximately 219 full time employees located in California, Texas, South Carolina, Tennessee, Virginia, and Australia.

ITEM 1A.  RISK FACTORS

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

Business Risks

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

During the fiscal years ended June 30, 2007 and 2006 we incurred net losses of approximately $19,970,574 and $20,675,861, respectively. As of June 30, 2007 we had an accumulated deficit of approximately $79,412,453. We expect to continue to incur losses for at least the next year. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

Our auditors have issued an opinion of a substantial doubt as to the going concern of the company which may make it more difficult for us to raise capital.

Our auditors have included a going concern in their opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not generated sufficient cash flows to meet our obligations and sustain our operations and because our liabilities significantly exceed our assets.  If we are unable to continue as a going concern, you could lose your entire investment in us.  Based on our current cash balance and in light of the recent private placement offering of Common Stock Subscription Agreements which generated gross proceeds of $4,347,000, we will not be able to sustain operations beyond the next three months without additional funding.

We continue to refine our pricing and our products and services and cannot predict whether the ongoing changes will be accepted.

Over the past few years we have implemented several changes and continue to make such changes in our pricing and our product and service offerings to increase revenue and to meet the needs of our customers.  We cannot predict whether our current pricing and products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers.  If our customers and potential customers decide not to accept our current or future pricing or product and service offerings, it could have a material adverse effect on our business.

As the percentage of our business that is subject to renewal continues to increase, those renewals have a more significant impact on our revenue and operating results.

For the year ended June 30, 2007, approximately 45% of our net revenues were derived from our subscription products.  Our subscription customers have no obligation to renew their subscriptions for our products or services after the expiration of the initial subscription period and in fact, some customers have elected not to renew their subscription.  In addition, our customers may renew at a lower pricing or activity level.  During the year ended June 30, 2007, we renewed 83% of the subscribers which were up for renewal.  The number of accounts up for renewal will continue to increase during and after 2007.  Because a significant portion of our customer contracts are still operating under their original agreements or have only renewed one time, we do not have sufficient historical data to accurately predict future customer renewal rates.  Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service.  If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenues could be adversely affected, which would have a material adverse affect on our results of operations and financial position.  In addition, much of our live event activity is of a recurring and somewhat predictable nature; however, we do not have any long term contracts that obligate these customers beyond their current contract terms.  Contracts for our survey and research services typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires.  If our customers do not renew their arrangements for our service, or if their activity levels decline, our revenue may decline and our business will suffer.

Failure to keep pace with technology and changing market needs could harm our business.

Our future success will depend upon our ability to gain expertise in technological advances rapidly and respond quickly to evolving industry trends and client needs.  We cannot assure you that we will be successful in adapting to advances in technology, addressing client needs on a timely basis, or marketing our services and products in advanced formats.  In addition, services and products delivered in the newer formats may not provide comparable training results.  Furthermore, subsequent technological advances may render moot any successful expansion of the methods of delivering our services and products.  If we are unable to develop new means of delivering our services and products due to capital, personnel, technological or other constraints, our business and financial condition could be adversely affected.

If we are unable to obtain additional funding, we may have to reduce our business operations.

Although we have entered into securities purchase agreements providing financing in an aggregate amount of $5,400,000, we will be required to raise additional financing. We anticipate, based on currently proposed plans and assumptions relating to our business, that we will require approximately $2,000,000 to satisfy our operations and capital requirements for the next 12 months. Therefore, if our marketing campaign is not successful in promoting sales of our products, we will be required to seek additional financing.  We will also require additional financing to expand into other markets and further develop our products and services.  With the exception of the financing in an aggregate amount of $5,400,000 described in "Recent Developments" section of Prospectus Summary, we have no current arrangements with respect to any additional financing.  Consequently, there can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

As of June 30, 2007 we identified a material weakness in our internal control over financial reporting and cannot assure that we will not find further such weaknesses in the future.

In connection with the completion of the audit and issuance of the Company’s consolidated financials for the year ended June 30, 2006 our predecessor audit firm identified deficiencies that existed in the design or operation of our internal controls over financial reporting of our subsidiaries that it considered to be “material weaknesses”.  Section 404 of the Sarbanes-Oxley Act of 2002 requires management to conduct an annual review and evaluation of our internal control over financial reporting and beginning with the fiscal year ending June 30, 2008 and for the year ended June 30, 2009 to include a report on, and an attestation by our independent registered public accountants, of the effectiveness of these controls.  In the course of our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, our auditors identified the following weaknesses in our financial reporting: (i) inadequate control over activities and reporting relating to Trinity Learning’s subsidiaries; and (ii) lack of sufficient resources to identify and properly address technical SEC and reporting issues.  To remediate this we have brought in consultants to assist us with the analysis and financial statement reporting for debt and equity financing as well as proper SEC disclosure and reporting.

The loss of key personnel, including our executive management team, could harm our business.

Our success is largely dependent upon the experience and continued services of our executive management team and our other key personnel.  The loss of one or more of our key personnel and a failure to attract, develop or promote suitable replacements for them may adversely affect our business.

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

We have never been profitable.  As of June 30, 2007 we have a substantial accumulated deficit in the amount of $79,412,453, and we expect our cumulative net losses and cumulative negative cash flow to continue until we can increase our revenues and/or reduce our costs.  Long-term demand for our service will depend upon, among other things, whether we obtain and produce high quality programming consistent with consumers' tastes; the willingness of consumers to pay for our products and services; the cost and availability of our leased satellites; our marketing and pricing strategy; and the marketing and pricing strategy of our competitors.  If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

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

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 58.00% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a large portion of our fully diluted equity, they may continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This substantial interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

The period between initial contact with a potential customer and the purchase of our products by that customer typically ranges from three to eighteen months. Factors that contribute to the long sales cycle include (a) the need to educate potential customers about the benefits of our services; (b) competitive evaluations and bidding processes managed by customers; (c) customers' internal budgeting and corporate approval processes; and (d) the fact that large corporations often take longer to make purchasing decisions due to the size of their organizations.

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

Providers of educational programs to the public must comply with many laws and regulations of federal, state and international governments. We believe that we and our operating subsidiaries are in substantial compliance with all laws and regulations applicable to our learning business in the various jurisdictions in which we and our subsidiaries operate. However, laws and regulations in the various jurisdictions in which our subsidiaries operate that target educational providers could affect our operations in the future and could limit the ability of our subsidiaries to obtain authorization to operate in certain jurisdictions. If we or various of our subsidiaries had to comply with, or was found in violation of, a jurisdiction’s current or future licensing or regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties; we could be also barred from providing educational services in that jurisdiction.  In addition, laws and regulatory decisions in many areas other than education could also adversely affect our operations. Complying with current or future legal requirements could have a material adverse effect on our operating results and stock price.

Risks related tour business in Australia

We derive less than 2% of our revenues from our operations in Australia. Accordingly, our results of operations and prospects are subject, to some extent, to the economic, political and legal developments in Australia.

While Australia’s economy has experienced growth in the past several years, growth has been uneven, both geographically and among various sectors of the economy.  The Australian government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of Australia, but may also have a negative effect on us. Our operating results and financial condition may be adversely affected by the government’s potential control over capital and technological investments or changes in tax regulations. In the future, the Australian government may play a significant role in regulating education marketplace development by imposing various policies. It could also exercise significant control over Australia’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Fluctuation of the Australian dollar may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the Australian Dollar fluctuates and is subject to changes in political and economic conditions in Australia. The conversion of the Australian Dollar into foreign currencies, including United States dollars, is further subject to rates as set by the Australian National bank, the foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of September 14, 2007, the exchange rate between the Australian Dollar and the United States dollar was 1.19 Australian Dollars to every one United States dollar. Accordingly, fluctuation of the Australian Dollar may indirectly affect our financial condition by affecting the volume of cross-border money flow.

We may have difficulty establishing adequate management, legal and financial controls in Australia.

Australia where the Company operates historically has adopted the Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. However, if these conditions or practices change, we may have difficulty in hiring, training and retaining a sufficient number of qualified employees to work in Australia. As a result of this risk, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet newly adopted standards. To date we have not experienced any of the above referenced problems.

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

We have extended the payment cycle for suppliers beyond normal terms.

In order to conserve cash, we have not paid our supplier vendors in accordance with stated terms.  This may have an effect on future availability, pricing and terms on purchases.  As a result our product offerings and service may suffer and cause a decline in our revenues while increasing our cost of business.

Capital Risk

We are authorized to issue “blank check” preferred stock which if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors, of which we have currently designated and issued 4,300,000 shares of Series A preferred stock.   Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of our stockholders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 750,000,000 shares of common stock as of September 17, 2007 of which 188,878,008 shares were issued and outstanding. In connection with the financing arrangement that we entered into in August of 2006 and March 2007, we also have outstanding senior secured convertible debentures that may be converted into up to 187,500,000 shares of common stock at a fixed conversion price of $0.03, outstanding Series A convertible preferred stock that may be converted into up to 112,083,333 shares of common and warrants to purchase up to 45,017,684 shares of common stock and stock options granted to acquire 70,930,148 shares of common stock. Assuming conversion and exercise of these instruments, we will be left with more than 146,000,000 authorized shares of common stock that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

There are a large number of shares underlying our convertible debentures due March 31 2010, warrants that may be available for future sale and outstanding Series A convertible preferred stock and the sale of these shares may depress the market price of our common stock.

As of September 17, 2007, we had 188,878,008 shares of common stock issued and outstanding.  In connection with the financing arrangements that we entered into in August of 2006, we also have outstanding senior secured convertible notes that may be converted into up to 187,500,000 shares of common stock at a fixed conversion price of $0.03, outstanding warrants to purchase 45,017,684 shares of common stock, and outstanding Series A convertible preferred stock that may be converted into up to 112,083,333 shares of common stock.

If we are required for any reason to repay our outstanding secured convertible debentures, we would be required to deplete our working capital, if available, or raise additional funds.  Our failure to repay the secured convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.

In connection with a Securities Purchase Agreement entered into on March 31, 2006, beginning March 31, 2008, we must repay 1/24 of the face amount of our debentures on a monthly basis, and having the ability to make this payment in cash or in stock based upon a 20% discount from the market price at the time of repayment, the repayment in shares of the principal and interest on the debentures may result in substantial dilution to the interests of our other holders of common stock.  The sale of these shares may depress the market price of our common stock and cause dilution tour existing stockholders.

As of September 17, 2007, we had 188,878,008 shares of common stock issued and outstanding. In connection with the financing arrangement that we entered into with Palisades in March 2006 and pursuant to the Letter Agreement #1, we also have outstanding secured convertible debentures that may be converted into an estimated 187,500,000 shares of common stock at the fixed conversion price of $0.03 per share. In addition, beginning March 31, 2008, we must repay 1/24 of the face amount of our debentures on a monthly basis. We may have the ability to make this payment in cash or in stock based upon a 20% discount from the market price at the time of repayment. The repayment in shares of the principal and interest on the debentures may result in substantial dilution to the interests of our other holders of common stock. The sale of these shares may depress the market price of our common stock and cause dilution to our existing stockholders.

The variable repayment price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. If we elect to repay the debentures and interest in shares, the number of shares we will be required to issue upon repayment of the debentures will increase if the market price of our stock decreases.

Using the closing bid price of $0.043 of our common stock on September 18, 2007, assuming full repayment of the principal and interest of the $5,625,000 in principal amount of convertible debentures in shares of our common stock, and based upon a 20% discount from the market price at the time of repayment of our debentures and 10% discount from the market price at the time of the interest payment, we would be required to issue 130,813,953 shares of common stock for the repayment of debentures, 21,802,326 shares for the repayment of interest, for an aggregate total of 152,616,729 or 80.80% of the 188,878,008 shares of common stock issued and outstanding on September 17, 2007. However, due to the floating repayment rates, we do not know the exact number of shares that we could issue upon repayment of the principal and interest on the debentures.

The following is an example of the amount of shares of our common stock issuable upon repayment of 1/24th of the $4,500,000 principal amount of convertible debentures or $187,500 on a monthly basis, plus accrued interest at 15% per annum over four years, based on market prices assumed to be 25%, 50% and 75% below the closing bid price on September 17, 2007 of $0.043:

Repayment of Debentures

% BELOW MARKET	PRICE PER SHARE	WITH 20% DISCOUNT	NUMBER OF SHARES	PERCENTAGE*

25%	$0.032	$0.026	174,418,605	92.34%
50%	0.022	0.017	261,627,907	138.52%
75%	0.011	0.009	523,255,814	277.03%

* Based upon 188,878,008 shares of common stock outstanding as of September 17, 2007. The convertible debentures contain provisions that limit the stockownership of the holder of those debentures to 4.99%. Nevertheless, the percentages set forth in the table reflect the percentage of shares that may be issued to the holders in the aggregate.

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

The lower the stock price, the greater the number of shares could be issued pursuant to the conversion of the prepayment amounts under the convertible debentures.

The number of shares that could be issued upon conversion of the repayment amounts scheduled under the convertible debentures is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that holder of those shares will and may attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

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

Pursuant to the terms of our registration rights agreement entered into in connection with our securities purchase agreement dated March 31, 2006, if we do not have a registration statement registering the shares underlying the senior secured convertible debentures and warrants declared effective on or before July 31, 2006, we are obligated to pay liquidated damages in the amount of 1.5% per month of the face amount of the issued and outstanding senior secured convertible debentures outstanding, which equals $67,500, until the registration statement is declared effective, subject to an overall limit of up to 15 months of partial liquidated damages. These liquidated damages must be paid in cash. If we have to pay the liquidated damages, we would be required to use our limited working capital and potentially raise additional funds.  The company has obtained a waiver from the holders of the debentures.

RISKS RELATED TO OUR COMMON STOCK:

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "TWLP.OB” since October 13, 2006. Prior to that point it was quoted on the OTC Bulletin Board under the symbol "TTYL.OB”. There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile.  Further, the limited market for our shares will make our price more volatile.  This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Since the day out stock began being quoted on the OTC Bulletin Board on November 21, 2001 and through June 30, 2007, the market price for our common stock has ranged from $2.10 to $0.02.  Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price.  However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies.  Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a  less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny  stock rules" adopted pursuant to Section 15 (g) of the Securities  Exchange  Act  of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among  other  things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation,  make suitable inquiries of investors and provide investors with certain information concerning trading  in  the  security,  including  a  risk  disclosure  document  and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease a facility located in Carrollton, Texas on 14.79 acres of property and consists of a two story structure and parking for approximately 650 vehicles. The building is approximately seven years old and consists of 205,750 rentable square feet which we lease from an unaffiliated third party on a ten year lease with seven years remaining. The facility is used for production, warehouse and office space. The lease payment is approximately $176,000 per month. The premises are suitable for their intended uses.

ITEM 3. LEGAL PROCEEDINGS

The Company has agreed in connection with its purchase of the Primedia Workplace Learning assets to assume the defense of certain litigation, entitled ARGUS 1 SYSTEMS CORPORATION V. PRIMEDIA WORKPLACE LEARNING L.P., ET AL., No. 04-CV-138918, District Court of Fort Bend County, Texas (the "Argus Claim"), regarding claims made by Argus 1 Systems Corporation ("Plaintiff") resulting from that certain Memorandum of Understanding, dated May 22, 2003, ("MOU") by and between Plaintiff and PWPL. Plaintiff has alleged various contracts and tort claims and seeks among other things license fees, attorney fees and actual and punitive damages related to the sale of proprietary content to the Department of Homeland Security. The PWPL purchase agreement provides that the Company shall generally be responsible for paying that portion of any Recovery (as defined therein) relating to license fees, royalty fees, or other damages arising from any sales other conduct after the purchase of the PWPL assets and be responsible for the payment of all on-going license or royalty fees relating to periods thereafter. In addition, some of the cost and recoveries may be split on a 50/50 basis. The Company has not yet been named as a party to the litigation, has not engaged legal counsel for the matter, and has conducted no discovery. The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss its potential liability or legal exposure for the litigation.

Current and previous directors of the Company have been sued by SBI Group.  The suit relates to a guarantee issued to Primedia Inc. by SBI Group for the asset purchase of PWPL by TWL.  Primedia Inc. has sued SBI Group under the guarantee provision due to non-payment of building lease payments and satellite transponder usage by the Company.  Under the terms of this guarantee provision, the Company is required to indemnify SBI Group.  The Company has previously accrued all amounts due to Primedia.

In addition, the Company is a defendant in a number of lawsuits brought by its trade creditors.  However, the Company believes that subsequent to its successful funding, such litigation will not have a material adverse effect on the Company.  Also, the Company has the amounts in dispute accrued for in accounts payable with an additional accrual of approximately $100,000 for potential legal fees recorded in accrued expenses – professional fees (see Note 5).

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

Fiscal Year ending June 30, 2007:	High	Low

April 1, 2007 to June 30, 2007	$0.15	$0.04
January 1, 2007 to March 31, 2007	$0.08	$0.04
October 1, 2006 to December 31, 2006	$0.10	$0.02
July 1, 2006 to September 30, 2006	$0.14	$0.06

Fiscal Year ending June 30, 2006:	High	Low

April 1, 2006 to June 30, 2006	$0.23	$0.08
January 1, 2006 to March 31, 2006	$0.30	$0.14
October 1, 2005 to December 31, 2005	$0.32	$0.21
July 1, 2005 to September 30, 2005	$0.32	$0.20

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

Holders

As of September 17, 2007, we had approximately 603 shareholders of record.

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

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)

Equity compensation plans approved by security holders	70,825,803	$0.09	39,500

Equity compensation plans not approved by security holders	None	None	None

Total	70,825,803	$0.09	39,500

Recent Sales of Unregistered Securities

In July and August, 2006, we issued to certain accredited investors 2,800,000 shares of preferred stock convertible at $0.10 per share in exchange for the 7,200,000 warrants previously issued to these accredited investors exercisable at $0.21 per share in consideration of the investor agreeing to subordinate its senior secured interest to Laurus Master Fund, Ltd., in all of the assets of the Company and further agreed to modify their conversion price on previously issued debt from $0.25 to $0.03 per common share.

In August of 2006, the Company issued to Darrin M. Ocasio 1,800,000 shares of common Stock pursuant to the agreement entered into in March 2006, as a performance bonus stock award.

On August 31, 2006, we issued to Laurus Master Fund, Ltd., 1,500,000 shares of preferred stock convertible at $0.08 per share in consideration of the sale of a secured three-year term note with a principal amount of $2,500,000 and a secured three-year revolving note with a maximum amount available of $5,000,000 to Laurus Master Fund, Ltd.

During the fourth quarter, the Company sold 92,566,667 shares of no par value common stock at a price of $0.03 per share pursuant to its private placement offering.  As of June 30, 2007, the Company received aggregate gross proceeds of $2,777,000 pursuant to this offering.

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

Overview

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash, nor do we have an established source of revenues sufficient to cover our operating costs to allow us to continue as a going concern.  Except as noted below we do not currently possess a financial institution source of financing and it is unlikely that our existing sources of cash will be adequate to meet our liquidity requirements.

To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenues decreased $1,774,550 or 6.9%, to $24,065,918 for 2007 from $25,840,468 for 2006.  Revenues for 2007 consisted of $10,824,859 in subscription based, $8,863,538 in single event sales, $2,081,210 in production revenue and $2,296,311 in other.  In 2006, revenues consisted of $13,501,787 in subscription based, $8,005,726 in single event sales, $1,396,951 in production revenue and $2,936,004 in other.

Subscription based revenues decreased $2,676,928 or 19.8% during 2007.  Although we strive to increase our renewal rate with existing subscription customers we are not always successful.  The decrease in subscription revenues resulted primarily from decreases in sales to our healthcare and government customers.  Revenue from our healthcare and government customers declined $1,422,675 and $1,100,586 respectively, due in part to our inability to provide updated training materials and course offerings.  We anticipate subscription revenue to remain flat during 2008.

Single event sales increased $857,812 or 10.7% during 2007.  Our single event sales consist of setup fees, seminar revenue and training materials and services that do not obligate our customers to continued or repeat sales.  This increase is attributable to increased sales to our industrial customers $1,820,849 offset by decreased sales to our government customers $699,079 and customers of our Australian subsidiary $232,341.

Our production revenue which comprises use of studio, taping and editing services increased $684,259 or 49.0% during 2007.  We anticipate revenue associated with our production facilities to increase during 2008.

Total expenses for fiscal year 2007 were $31,236,396 as compared to $40,579,634 for the fiscal year 2006

Royalty, printing, delivery and communication costs, which include production costs, transponder lease and product development costs were $5,585,917 for the fiscal year 2007 as compared to $7,036,893 for the fiscal year 2006.  This $1,450,976 or 20.6% decline in costs is attributable primarily to decreased product development costs $601,141 and cost of goods $601,410, due to the decreased availability of cash resources.

Salary and Benefits decreased $1,654,942 due to attrition in administrative positions resulting in favorable wage and benefit costs $1,618,608, the elimination of incentive accruals $400,000 offset by increased commission expense of  $363,666.

Due to the Company’s active management of its limited cash resources we incurred less expense for selling, general and administration expenses. Selling, General and Administrative expenses are comprised of professional fees, utilities, maintenance and repairs, personal and real property taxes, travel, and marketing, decreased $6,177,164, or 52.4% to $5,617,865 for 2007 from 11,795,029 for 2006.  The decline is attributable to decreased expenses of our foreign subsidiaries $1,468,894, office supplies $802,702 and repairs and maintenance for our enterprise software $404,761.  We also noted decreases in travel $410,650, telephone expenses $191,984, professional fees $1,085,750 and the expensing of warrants in the prior year associated with a prior credit agreement $2,067,983.

Amortization of program inventory decreased $848,197 due to the unamortized balance at June 31, 2006, were fully amortized during the second quarter, and no additional amounts were capitalized in fiscal year 2007.

Other income (expense) increased $1,772,901, or 29.9%, to $7,709,596 for 2007 from $5,936,695 for 2006.  This change is attributable to an increase in interest expense of $3,535,820, with a partial offset of $1,614,064 from a debt refinancing loss in the prior year.  The increase in interest expense is primarily due to debt discount on recent financings and amortization of loan origination fees associated with incremental debt and modifications of debt terms resulting in additional debt discount.

We reported net loss available for common stockholders of $19,970,574 or $0.38 per share for the fiscal year 2007 as compared to $21,175,861 or $0.52 per share for the fiscal year 2006.

The following describes underlying trends in the businesses of each of our three subsidiaries that operate as a single business segment.

VILPAS.  During 2005, the Norwegian government refined its mandates with regard to functionally disabled workers, with funding modified to target not only training of the handicapped but also at subsidizing direct employment of handicapped and challenged individuals. FunkWeb, a majority owned subsidiary of VILPAS, revised some of its programs and market strategies to be able to participate in government programs aimed directly at increasing employment among functionally disabled workers.  Subsequent to June 30, 2005 the Norwegian government modified its approach to handicapped workers back, toward increased funding for these initiatives.  There is little or no seasonality to the business of VILPAS. The majority of operating costs are fixed costs, with some variable costs incurred, related to cost of instructors, which costs may vary depending upon enrollment.  Management has commenced identifying potential business partners and potential merger and acquisition targets in Norway and Scandinavia with the goal of strengthening and expanding the longer-term business operations of VILPAS and Funkweb.  Such partnerships or acquisitions could dilute the Company’s ownership positions from current levels.

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

Liquidity and Capital Resources

Operating Activities

Our expenses are currently greater than our revenue.  We have a history of losses, and our accumulated deficit as of June 30, 2007 was $79,412,453, as compared to $59,441,879 as of June 30, 2006.  As of June 30, 2007, our liabilities exceeded our assets by $24,788,379.

At June 30, 2007 we had a cash balance of $1,348,397.  Net cash used by operating activities during the fiscal year 2007 was $4,006,467, attributable to our loss from continuing operation.  Net cash provided by investing activities was $2,749,467.  Net cash provided by financing activities was $2,424,058, attributable to cash received from borrowings $4,692,660, offset by the repayment on capital leases $1,413,383 and debt $855,219.

Accounts payable decreased $2,223,353 to $4,606,735 at June 30, 2007 from $6,830,088 at June 30, 2006.  This decrease is attributable to our efforts to bring our past due account balances to more acceptable aging levels. Accrued expenses increased $2,832,242 due primarily to increases in interest expense associated with long-term debt $754,149, rent and lease liabilities $1,737,703, dividends payable on preferred stock $267,167 and all other accrued expenses $73,223.

As a professional services organization we are not capital intensive.  Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth.

We continued to seek equity and debt financing in fiscal 2007 to support our growth and to finance proposed acquisitions.

On August 31, 2006, TWL Corporation (the “Company”) entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  The securities being sold and issued to Laurus include the following:

1.	A secured three-year term note (the “Secured Note”) with a principal amount of $2,500,000 (the “Secured Note Amount”), which matures on August 31, 2009 (the “Maturity Date”);

2.	A secured three-year revolving note with a principal amount of $5,000,000 (the “Revolving Note”; the Revolving Note and the Secured Note shall be collectively referred to as the “Notes”);

3.
1,500,000 shares (the “Shares”) of preferred stock (the “Preferred Stock”), of the Company, which is redeemable by the Company at a price of $0.08 per share (the “Set Price”) at any time until August 31, 2011, and may be converted by Laurus at any time into common stock, no par value per share (the “Common Stock”), of the Company at the Set Price.

Of the Secured Notes, net proceeds of $2,173,000 were received by the Company on the Closing Date.  Any proceeds of the Revolving Note will be deposited in a restricted account with First National Bank Southwest as security for the total loan amount and for use by us to make acquisitions as approved by Laurus.  We also agreed to pay, out of the Loan proceeds, the sum of $270,000 to Laurus Capital Management, LLC, the manager of Laurus, the sum of $60,000 to Laurus as reimbursement for Laurus’ legal fees, due diligence fees and expenses incurred in connection with the transaction, and $2,000 to Loeb & Loeb LLP as escrow agent fees.

We also have notes payable with TIGP, a related entity totaling $5,625,000, bearing interest at 15%, due fiscal 2010 through 2011.  These instruments are convertible into a significant number of our common shares.  Additionally, we have obligations under capital leases totaling approximately $12,000,000 payable from fiscal 2008 through fiscal 2014.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash.  To sustain operations our material assets are pledged as security for the Laurus credit facility.  We do not have an established source of revenues sufficient to cover our operating costs that will allow us to continue as a going concern.  We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at June 30, 2007, we will not be able to sustain operations for more than 3 month(s) without additional sources of financing.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that will have a current or future effect on our financial condition, revenues, operating results, liquidity or capital expenditures.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CONTROLS AND PROCEDURES

TWL Corporation (“TWL”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our chief executive officer and our chief financial officer have concluded the disclosure controls and procedures are designed to ensure required information be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, and be recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, which were not effective as of June 30, 2007. There have not been significant changes in our internal controls over financial reporting that occurred during fourth fiscal quarter of the Company's fiscal year ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the restatements of the prior 10-KSB, 10-QSB, and the current 10-KSB filing, management has concluded that material weaknesses over financial reporting exist and the Company continues to review its disclosure, financial information, internal controls and procedures and organization and staffing of its corporate accounting department in connection with its current filings. The Company retained an independent third party to assist with the review of disclosure requirements for SEC reporting. In addition, the Company continues to retain outside legal counsel to assist in, among other things, its efforts to timely file or submit our future reports under the Securities Exchange Act of 1934, as amended. Management intends to continue focusing on strengthening the Company's controls and procedures, as it relates to financial reporting matters.

As of the end of the period covered by this report, under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that for the fiscal year ended June 30, 2007, our disclosure controls and procedures are effective to ensure all information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and titles of our executive officers and directors.

Name	Age
Dennis J. Cagan	62
Patrick R. Quinn	47
Douglas D. Cole	52
Laird Cagan (1)	49
William D. Jobe	69
Richard G. Thau	60
Phyllis Farragut (2)	60
David B Batstone (3)	49

(1)	Laird Cagan was appointed as a member of the Company’s Board of Directors on April 26, 2007.
(2)	Phyllis Farragut was appointed to the board of directors on July 26, 2007. Ms. Farragut also serves as the chair person for the audit committee.
(3)	David B. Batstone was appointed as a member of the Company’s Board of Directors on September 13, 2006

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

DAVID B. BATSTONE.  Mr. Batstone was appointed as a member of our Board of Directors on May 3, 2006.  Prior to joining the Company's Board, David Batstone has been a fully tenured Professor at the University of San Francisco from fall of 1994 to the present date. He also has served as President of Right Reality, a publishing and consulting firm since he founded the company in September 2004.  He currently serves as the Senior Editor of Worthwhile magazine - a post he has held since the fall of 2004 - and Editor-at-Large of Sojourners magazine – a post he had held since the fall of 2001.  In the fall of 1998 David Batstone was part of the founding team that launched Business 2.0 magazine, and served on the executive editorial team until he departed in fall of 2000.  In 2000 and 2001 David Batstone was a managing partner in the investment banking firm, NetCatalyst.  He received his B.A. from Westmont College in Santa Barbara, CA in May, 1980; his M. Div. from the Pacific School of Religion in Berkeley in May, 1984; his Ph.D. from the Graduate Theological Union/University of California Berkeley in May 1989.

LAIRD Q. CAGAN.  Mr. Cagan, age 49, is a co-founder and, since 2001, has been Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”), a merchant bank based in Cupertino, California.  Since 2004, Mr. Cagan has also been a Managing Director of Chadbourn Securities, Inc., a NASD licensed broker-dealer.  He also continues to serve as President of Cagan Capital, LLC, a merchant bank he formed in 1990, the operation of which transitioned into CMCP.  Mr. Cagan has served or serves on the Board of Directors of the following companies:  Evolution Petroleum Corporation, a Houston-based public company involved in the acquisition, exploration, development, and production of crude oil and natural gas resources (since 2003, where Mr. Cagan is also a co-founder and Chairman); American Ethanol Inc, an ethanol company headquartered in Chicago, Illinois (since 2006, where Mr. Cagan is also a co-founder); Real Foundations, Inc., a real estate-focused consulting firm (from 2000 to 2004); Burstein Technologies, a development stage medical devices company (from 2005 to 2006); Pacific Asia Petroleum, a New York-based public company involved in the acquisition, exploration, development, and production of coal bed methane, natural gas and oil resources in China (since 2007, where Mr. Cagan was also a co-founder, CEO and President of Advanced Drilling Services, an entity that merged with Pacific Asia Petroleum in 2007); WorldSage, Inc., a Cupertino, California-based public development stage company focused on acquiring for-profit, post-secondary educational companies (since 2006); Fortes Financial Corporation, an Irvine, California-based development stage company creating a mortgage bank (since 2007); and TWL Corporation, a Carrollton, Texas-based publicly-traded  workplace training and education company (since 2007

Mr. Cagan has been involved over the past 25 years as a venture capitalist, investment banker and principal, in a wide variety of financings, mergers, acquisitions and investments of high growth companies in a wide variety of industries.  At Goldman, Sachs & Co. and Drexel Burnham Lambert Mr. Cagan was involved in over $14 billion worth of transactions.  Mr. Cagan attended M.I.T. and received his BS and MS degree in engineering, and his MBA, all from Stanford University.  He is a member of the Stanford University Athletic Board and Chairman of the SF Bay Chapter of the Young Presidents’ Organization.

PHYLLIS FARRAGUT.  Ms. Farragut is currently the President and CEO of Admiral Communications/AV, a company she founded that provides specialty trade construction design, sales and installation of structured cabling, access control, CCTV, audiovisual equipment and security.  From 1987 until 1996, Ms. Farragut served as Executive Vice President/Chief Financial Officer of Westcott Communications, Inc., the company that later became TWL Corporation.  During her nine years with Westcott revenues grew from $8 million to $100 million per year, and the company had a very successful initial Public Offering.  Following the sale of Westcott to PRIMEDIA in 1996, she became the Chief Operating Officer/Chief Financial Officer of Claim Services Resource Group, Inc., a national outsourcing company that specialized in temporary personnel staffing in the healthcare industry. In December 2001 Ms. Farragut negotiated the sale of the company to Perot Systems for $60 million.   Ms. Farragut is a graduate of Mississippi State University with a BS in Accounting, and is also a Certified Public Accountant.

Code of Ethics

We have adopted a code of ethics that applies to all employees of our company, including employees of our subsidiaries, as well as each member of our board of directors.  The code of ethics is available on our website at www.trinitylearning.com.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, which consists of Richard Thau, William Jobe and Phyllis Farragut, who is the  Chairperson of the committee. This committee, among other things, reviews the annual audit with the Company's independent accountants. In addition, the audit committee has the sole authority and responsibility to select, evaluate, and, where appropriate, replace the independent auditors or nominate the independent auditors for shareholder approval. The Company's Board of Directors has determined that the Company has at least one audit committee financial expert on its Audit Committee. Mr. Phyllis Farragut, the audit committee financial expert, is independent as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Act of 1934.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act as of June 30, 2007:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Dennis J. Cagan	0	0	0
Patrick R. Quinn	1	1	0
Douglas D. Cole	2	1	0
William D. Jobe	1	1	0
Richard G. Thau	1	1	0
David B. Batstone	0	0	0
Ron S. Posner	1	1	0
Phyllis Farragut	N/A	N/A	0
Laird Cagan	0	0	0

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth certain information regarding the annual and long-term compensation for services by the named executive officers to us in all capacities for the fiscal years ended June 30, 2007, 2006 and 2005. These individuals received no other compensation of any type, other than as set out below, during the fiscal years indicated.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name & Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Stock Options	Long Term Incentivve Payout	All Other Compensation
		$	$	$	Shares	Shares	$	$

Dennis Cagan
Chief Executive Officer,	2007	$250,000	-	-	-	25,136,860	-	-
President and Director (1)	2006	41,666	-	-	-	375,000	-	-

Doug Cole	2007	$180,000	-	$12,000	-	5,380,338	-	-
Executive Vice	2006	198,359		6,000		250,000
President	2005	180,000	-	64,000	-	500,000	-	-

Patrick R. Quinn	2007	$187,000	-	$12,000	-	4,385,402	-	-
Chief Financial Officer,	2006	186,500		5,000		500,000
Chief Operating Officer	2005	25,223	-	-	-	250,000	-	-

(1) Mr. Cagan was appointed on May 9, 2006, as the Company's Chief Executive Officer.

Compensation of Directors

Non-employee members of our board of directors have been granted options from time to time to purchase shares of our common stock and are eligible to receive compensation of $2,500 per quarter.  We do not pay any fees for attendance at committee meetings.

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

We entered into a 22 month employment agreement with Patrick Quinn, our Vice President of Finance, and Chief Financial Officer and Chief Operating Officer on February 1, 2006. The agreement initially provided for base salary of $187,000 per annum ("Annual Base Salary"). According to the agreement, the annual base salary may be further adjusted from time to time by the Board of Directors. The Board will review Mr. Quinn’s salary at least once during each calendar year, beginning with calendar year 2007.  Mr. Quinn is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors. As part of the compensation package given to Mr. Quinn, he will receive during the calendar year of 2006,250,000 stock options which shall vest over a three-year period pursuant to the Company's 2002 Stock Option Plan.  Mr. Quinn's employment period will continue until December 31, 2008 unless earlier terminated. If we terminate the agreement without cause (as defined in the agreement), Mr. Quinn is entitled to receive his annual base salary at the rate then in effect and all benefits then afforded to senior executives for a six month period after the date of termination, together with expenses incurred as of the date of termination. In addition, the Company shall pay Mr. Quinn the portion of the Annual Bonus attributable to any calendar year of the Company (or portion thereof) accrued through the date of termination. If Mr. Quinn terminates the agreement (as defined in the agreement), Mr. Quinn is entitled to receive his Annual Base Salary plus any accrued leave through the date of termination.  All of Mr. Quinn’s rights to Annual Base Salary and benefits pursuant to the Employment Agreement which accrue or become payable after the date of such termination of the employment period shall cease upon such termination.  The agreement contains a non-competition covenant that survives for a period of six months after termination of employment.

We entered into a three-year employment agreement with Douglas Cole, our Executive Vice President on February 1, 2006. The agreement initially provided for base salary of $180,000 per annum ("Annual Base Salary"). According to the agreement, the annual base salary may be further adjusted from time to time by the Board of Directors. The Board will review Mr. Cole's salary at least once during each calendar year, beginning with calendar year 2007. Mr. Cole is eligible to participate in all executive benefit plans and to receive an annual bonus on such terms, at such time and in such amount as determined by the Board of Directors.  As part of the compensation package given to Mr. Cole, he will receive during the calendar year of 2006, 250,000 stock options which shall vest over a three-year period pursuant to the Company's 2002 Stock Option Plan. Mr. Cole’s employment period will continue until December 31, 2007 unless earlier terminated.  If we terminate the agreement without cause (as defined in the agreement), Mr. Cole is entitled to receive his annual base salary at the rate then  in  effect  and  all benefits then afforded to senior executives for a six month  period  after the date of termination, together with expenses incurred as of  the  date  of  termination.  In addition, the Company shall pay Mr. Cole the portion of the Annual Bonus attributable to any calendar year of the Company (or portion thereof) accrued through the date of termination. If Mr. Cole terminates the agreement (as defined in the agreement), Mr. Cole is entitled to receive his Annual  Base Salary plus any accrued leave through the date of termination.  All of Mr. Cole's rights to Annual Base Salary and benefits pursuant to the Employment Agreement which accrue or become payable after the date of such termination of the employment period shall cease upon such termination. The agreement contains a non-competition covenant that survives for a period of six months after termination of employment.  Mr. Cole resigned from the company on September 5, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 22, 2007 regarding current beneficial ownership of our common stock by (i) each person known by us to own more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown. The information presented is based on 188,878,008 outstanding shares of common stock as of September 17, 2007.  Unless otherwise indicated, the address for each of the following is 4101 International Parkway Carrollton, Texas  75007.

Beneficial Owner	Number of Shared Owned	Number of Options & Warrants (1)		Total Beneficial Ownership (2)	Percent of Class Beneficially Owned
Dennis J. Cagan	-	5,961,362	(3)	5,961,362	3.06%
Chief Executive Officer, President and Director
Patrick R. Quinn	-	1,157,567	(4)	1,157,567	*
Chief Financial Officer and Chief Operating Officer
Doug Cole	2,009,972	1,777,573	(5)	3,787,545	*
Executive Vice President and Director
William Jobe	200,000	1,196,978	(6)	1,396,978	*
Director
Richard G. Thau	-	1,378,416	(7)	1,378,416	*
Director
David B. Batstone	-	537,223	(8)	537,223	*
Director
Laird Cagan	-	243,412,022	(9)	243,412,022	56.31%
Director
Phyllis Farragut	-	104,550	(10)	104,550	*
Director
Mary Losty	10,000,000	-		10,000,000	5.29%
9 Manito Drv
Cambridge, MD 21013
Linden Growth Partners/	16,666,666	-		16,666,666	8.82%
7185 S. State St.
Clarks Summit, PA 18411
Fredrick Vogel	10,000,000	-		10,000,000	5.29%
1660 N. LaSalle Dr. #2411
Chicago, IL 60614

All executive officer and directors of the Company as a group (8 persons)	2,209,972	255,525,691		257,735,663	58.00%

*Denotes less than one percent (1%).

(1)  Reflects  warrants, options or other convertible securities that will be exercisable,  convertible or vested as the case may be within 60 days of June 30, 2007.

(2)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following June 30, 2007 are deemed outstanding.  These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such shareholder’s name.

(3)  Consists  of  (i)  25,000 stock options granted on October  9, 2002, which are fully vested and expire on October 9, 2007; (ii) 125,000 stock options granted on May 19, 2005; (iii) 125,000 stock options granted on February 8, 2006, which are fully vested and expire on February 8, 2011; (iv) 250,000  stock  options  granted on May 9, 2006; (v) 6,349,300 stock options granted on September 26, 2006; (vi) 18,787,560 stock options granted on April 9, 2007; and (vii) 1,00,000 stock options granted on August 23, 2007. **

(4)  Consists of (i) 250,000 stock options, granted on April 18, 2005; (ii) 250,000 stock options granted on February 8, 2006; (iii) 250,000 stock options granted on May 3, 2006; (iv) 1,650,000 stock options granted on September 26, 2006; and (v) 2,735,402 stock options granted on April 9, 2007. **

(5)  Consists of (i) 250,000 stock options granted on December 1, 2002  which are fully vested and expire on December 1, 2007; (ii) 250,000 stock options granted on December  31, 2003, which are fully vested and expire on December 31, 2008 (iii) 250,000  stock  options granted on January 28, 2005; (iv) 250,000 stock options granted on April 18, 2005; (v) 250,000 stock options granted on February 8, 2006; (vi) 525,000 stock options granted on September 26, 2006; (vii) 4,855,338 stock options granted on April 9, 2007; and (viii) 1,000,000 stock options were granted on August 21, 2007. **

(6)  Consists of (i) 25,000 stock options granted on October 9, 2002, which are fully vested and expire on October 9, 2007; (ii) 125,000 stock options granted on December 31, 2003, fully vested and which expire December 31, 2008; (iii)  25,000 stock options granted on September 1, 2004, which are fully vested and expire on September 1, 2009; (iv) 125,000 stock options granted on January 28, 2005; (v) 125,000 stock options granted on April 18, 2005; (vi) 150,000 stock options granted on February 8, 2006, which are fully vested and expire on February 8, 2011; (vii) 320,000 stock options granted on September 26, 2006; (viii) 1,776,585 stock options granted on April 9, 2007; and (ix) 2,546,837 stock options granted on August 21, 2007. **

(7)  Consists of (i) 25,000 stock options granted on October 9, 2002 which are fully vested and expire on October 9, 2007;  (ii) 125,000 stock options granted on February 1, 2004, fully vested and expire on February 1, 2009; (iii) 50,000 stock options granted on September 1,  2004,  fully vested and expire on September 1, 2009; (iv) 125,000 stock options granted on January 28, 2005; (v) 125,000 stock options granted on April 18, 2005; (v) 175,000 stock options granted on February 8, 2006; (vi) 430,000 stock options granted on September 26, 2006; (vii) 2,163,422 stock options granted on April 9, 2007; and (viii) 2,500,000 stock options granted on August 21, 2007. **

(8)  Consists of (i) 50,000 stock options, granted on October 9, 2002 which are fully vested and expire on October 9, 2007; (ii) 265,000 stock options granted on September 26, 2006; (iii) 1,260,802 stock options granted on September 26, 2006; and (iv) 2,000,000 stock options granted on August 21 2007. **

(9) Consists of (i) 265,000 stock options granted April 26, 2007; and 1,000,000 granted on August 21, 2007; (ii) conversion to 150,000,000 shares of common stock related to the transfer of debt from Palisades to TGIP; (iii) 93,333,333  shares of common stock related to the transfer of debt from Palisades to TGIP. **

(10) Consists of 2,500,000 stock options granted on August 21, 2007. **

** Unless otherwise stated, all stock options granted expire 5 years from the date of the respective stock option grant.

Options/SARs Grants During Last Fiscal Year

The following table sets forth the individual grants of stock options for each of the below named executive officers for the fiscal year ended June 30, 2007. No stock options were exercised during the fiscal year ended June 30, 2007.

2007 Individual Executive Grants
Name	Number of Securities Underlying Options	% of Total Options granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date
Dennis Cagan	6,029,300		$0.06	September 26, 2013
	320,000		$0.06	September 26, 2013
	18,787,560		$0.07	April 9, 2014
	25,136,860	37.97%

Doug Cole	525,000		$0.06	September 26, 2013
	4,855,338		$0.07	April 9, 2014
	5,380,338	8.13%

Patrick R. Quinn	1,650,000		$0.06	September 26, 2013
	2,735,402		$0.07	April 9, 2014
	4,385,402	6.62%

As a group - Executive	34,902,600	52.72%

Total options granted in fiscal 2007	66,203,718

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth the aggregate stock option exercises and fiscal year-end option values for each of the above named executive officers, as of June 30, 2007. This table reflects September 1, 2007, as the vesting date of the options set forth below.  No stock options were exercised as of June 30, 2007.

Name	Shares Acquired on Exercise	Value Realized	Number of Underlying Options as of Sept. 1, 2007; Exercisable / Unexercisable	Exercise Value of Unexercised Options at below date Exercisable / Unexercisable
($0.11 on 6/30/07)
Dennis Cagan	-	-	4,890,817 / 20,771,042	$537,990 / $2,284,815
Doug Cole	-	-	1,489,148 / 5,141,189	$163,806 / $565,531
Patrick R. Quinn	-	-	964,756 / 4,170,645	$106,123 / $458,771

THE 2002 STOCK PLAN

As of June 30, 2007, an aggregate of 100,000,000 shares of our common stock are currently authorized for issuance pursuant to our 2002 Stock Plan. This plan was approved on December 2, 2002, at a special meeting of our shareholders. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest pro rata over a 48 month period.  In some cases, selected officers and directors have been given accelerated vesting schedules.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 26, 2007, the board of directors of the Company appointed Laird Q. Cagan (Mr. Cagan) as a director of the Company.  There are no understandings or arrangements between Mr. Cagan and any other person pursuant to which Mr. Cagan was selected as a director.  Mr. Cagan is the cousin of Dennis J. Cagan, the Company’s Chief Executive Officer, President and a member of the board of directors.  Mr. Cagan is the general partner of Trinity Investments GP, an entity which acquired the debt previously issued to Palisades Master Fund, Ltd., (Palisades) with a face value of $4,500,000.  This entity also entered into a debt financing transaction pursuant to which the Company received proceeds totaling $1,125,000 through June 30, 2007.  In connection with this transaction and the transfer of the Palisades notes payable, the Company also transferred 2,800,000 preferred shares and reduced the conversion into common stock price to $0.03 per share.  The Company recorded a deemed dividend for the reduction in conversion price totaling $3,725,000.  Interest expense on the notes during the period the note was held by Trinity Investments GP totaled $273,000.

ITEM 13. EXHIBITS
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

3(i).3	Articles of Restatement of the Articles of Incorporation of the Company filed with the Secretary of State of the State of Utah on August 31, 2006. (3)

3(ii)	Bylaws of Trinity Companies, Inc. (1)

4.1	Statement of designation, powers, preferences and rights of the Series A Preferred Stock. (3)

10.1	Asset Purchase Agreement dated April 1, 2005 among the Company, Primedia, Inc., its wholly-owned entity Primedia Digital Video Holdings LLC and Primedia Workplace Learning LP. (7)

10.2	Securities Purchase Agreement dated as of March 31, 2006 by and among Trinity Learning Corporation and the investors. (8)

10.3	Form of 15% Senior Secured Convertible Debenture of Trinity Learning Corporation. (8)

10.4	Form of Warrant issued to the investors in connection with the Securities Purchase Agreement dated as of March 31, 2006. (8)

10.5	Registration Rights agreement dated as of March 31, 2006 by and among Trinity Learning Corporation and the investors. (8)

10.6	Security Agreement dated as of March 31, 2006 by and among Trinity Learning Corporation, TWL Knowledge Group Inc and the investors. (8)

10.7	Subsidiary Guarantee dated as of March 31, 2006 by Trinity Workplace Learning Corporation. (8)

10.8	Voting Agreement dated as of March 31, 2006 entered into in connection with the Securities Purchase Agreement dated as of March 31, 2006.

10.9#	Employment Agreement entered into by and between Dennis J. Cagan and the Company dated September 1, 2006. (5)

10.10#	Employment Agreement entered into by and between Patrick R. Quinn and the Company dated February 1, 2006. (6)

10.11#	Employment Agreement entered into by and between Douglas D. Cole and the Company dated February 1, 2006. (6)

10.12	Security Agreement dated August 31, 2006 by and among the Company, Laurus Master Fund, Ltd., and TWL Knowledge Group Inc. (3)

10.13	IP Security Agreement dated August 31, 2006 by and between Laurus Master Fund, Ltd. and TWL Knowledge Group Inc. (3)

10.14	Secured Non-Convertible Term Note dated August 31, 2006 payable to Laurus Master Fund, Ltd. (3)

10.15	Secured Non-Convertible Revolving Note dated August 31, 2006 payable to Laurus Master Fund, Ltd. (3)

10.16	Funds Escrow Agreement dated August 31, 2006 by and among TWL Corporation, Laurus Master Fund, Ltd. and Loeb & Loeb, Ltd. (3)

10.17	Registration Rights Agreement dated August 31,2006 by and between TWL Corporation and Laurus Master Fund, Ltd. (3)

10.18	Stock Pledge Agreement dated August 31, 2006 by and among Laurus Master Fund, Ltd., TWL Corporation and TWL Knowledge Group Inc. (3)

10.19	Subordination Agreement dated August 31, 2006 by and among Laurus Master Fund, Ltd., Palisades Master Fund LP, TWL Corporation and TWL Knowledge Group Inc. (3)

10.20	Letter Agreement entered into by and between TWL Corporation and Palisades Master Fund LP dated July 27, 2006. (3)

10.21	Letter Agreement entered into by and between TWL Corporation and Palisades Master Fund LP dated July 31, 2006. (3)

10.22	Lock-up Letter Agreement by and between TWL Corporation and Laurus Master Fund, Ltd. (3)

10.23	Voting Agreement dated March 31, 2006. (9)

10.24	Escrow Agreement dated March 31, 2005 entered into by and among the Company, Palisades Master Fund,LP and Sichenzia Ross Friedman Ference LLP.(9)

Exhibit No. (continued)	Description

16.1	Letter provided by KBA, LLC (8)

21.1	List of Subsidiaries of TWL Corporation. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Exhibit filed herewith
#	Denotes a management contract or compensatory plan.

(1)	Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on August 21, 2002.

(2)	Incorporated by reference from the current report on Form 8-k filed by the registrant on September 10, 2007.

(3)	Incorporated by reference from the current report on Form 8-k filed by the registrant on August 9, 2007.

(4)	Incorporated by reference from the current report on Form 8-k filed by the registrant on August 1, 2007.

(5)	Incorporated by reference from the current report on Form 8-k filed by the registrant on July 30, 2007.

(6)	Incorporated by reference from the quarterly report on Form 10-QSB filed by the registrant on May 23, 2006.

(7)	Incorporated by reference from the current report on Form 8-k filed by the registrant on July 5, 2007.

(8)	Incorporated by reference from the current report on Form 8-k filed by the registrant on June 14, 2007.

(9)	Incorporated by reference from the amend report on Form 10-KSB filed by the registrant on November 13,2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND OTHER FEES

The Audit Committee has selected and retained KBA Group LLP as our independent registered public accountants for the fiscal year ended June 30, 2007.

The following table presents fees for professional services rendered by our independent registered public accountants for the audit of our annual financial statements for the fiscal years ended June 30, 2007 and June 30, 2006 and fees billed for other services rendered by them during those periods:

	KBA	Chisolm, Bierwolf,
	Group LLP	Nilson, LLC
	Fiscal 2007	Fiscal 2006
Audit fees (1)	$203,300	$108,725
Audit-related fees (2)	30,030	-
Comment Letter	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$233,330	$108,725

(1) Audit Fees consist of fees billed or to be billed for the annual audits and quarterly reviews.
(2) Audit-Related Fees consist of fees billed for various SEC filings.
(3) Tax Fees consist of fees billed for preparation of tax returns.
(4) All other fees.

All audited-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of those services by KBA Group LLP and Chisholm, Bierwolf & Nilson, and L.L.C. was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

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

Signature	Title	Date

/s/ Dennis J. Cagan	Chief Executive Officer, President and Director	October 12, 2007
Dennis J. Cagan

/s/ Douglas D. Cole	Director	October 12, 2007
Douglas D. Cole

/s/ William D. Jobe	Director	October 12, 2007
William D. Jobe

/s/ Richard G. Thau	Director	October 12, 2007
Richard G. Thau

/s/ Larid Cagan	Director	October 12, 2007
Laird Cagan

/s/ Phyllis Farragut	Director	October 12, 2007
Phyllis Farragut

/s/ David B. Batstone	Director	October 12, 2007
David B. Batstone

TWL CORPORATION AND SUBSIDIARIES

/Letterhead/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TWL Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of TWL Corporation and Subsidiaries as of June 30, 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWL Corporation and Subsidiaries as of June 30, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has used significant cash flows in operating activities and has liabilities significantly in excess of assets.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBA GROUP LLP
Dallas, Texas
October 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
TWL Corporation (formerly Trinity Learning Corporation)
Lafayette, California

We have audited the accompanying consolidated statement of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows of TWL Corporation (formerly Trinity Learning Corporation) for the year ended June 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TWL Corporation (formerly Trinity Learning Corporation) at June 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

/s/ Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 13, 2006 except for Notes 1, 2, 4, 6, 9, 12, 13 and 17 dated September 15, 2007

TWL Corporation and Subsidiaries
Consolidated Balance Sheet

June 30, 2007
ASSETS

Current assets
Cash and cash equivalents	$1,348,397
Accounts receivable, net of allowance for doubtful accounts of $446,498	2,638,731
Inventory, net	785,147
Prepaid expenses and other current assets	568,396
Total current assets	5,340,671

Property and equipment, net	5,482,151
Loan origination costs	935,559
Other assets	67,979
Total assets	$11,826,360

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Line of credit	$1,060,115
Notes payable, net of unamortized discount of $288,888	750,389
Notes payable - related parties, net of unamortized discount of $255,036	1,004,185
Accounts payable	4,606,735
Accrued expenses	6,508,203
Interest payable including amount due to related parties of $891,998	1,190,066
Deferred revenue	3,890,182
Current portion of obligations under capital leases	1,289,191
Total current liabilities	20,299,066
Long-term liabilities
Notes payable - less current portion, net of unamortized discount of $337,039	1,277,961
Notes payable - related parties, less current portion, net of unamoritized discount of $701,348	4,220,527
Obligations under capital leases - less current portion	10,754,435
Other long-term liabilities	62,750
Total long-term liabilities	16,315,673
Total liabilities	36,614,739

Commitments and contingencies (Note 5)

Stockholders' deficit
Preferred stock 10,000,000 shares no par value authorized:
Series A, 1,500,000 issued and outstanding; liquidation preference of $1.00 per share, plus accrued unpaid dividends	1,875,000
Series B, 2,800,000 shares to be issued and outstanding; liquidation preference of $1.00 per share, plus accrued unpaid dividends	6,533,333
Common stock, 750,000,000 shares authorized; 136,544,680shares issued and outstanding	46,230,596
Accumulated deficit	(79,412,453)
Other comprehensive loss	(14,855)
Total stockholders' deficit	(24,788,379)

Total liabilities and stockholders' deficit	$11,826,360

The accompanying notes are an integral part of this consolidated financial statement

TWL Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended June 30,
	2007	2006
Revenues, net
Subscription	$10,824,859	$13,501,787
Single event	8,863,538	8,005,726
Production	2,081,210	1,396,951
Other	2,296,311	2,936,004
Total revenues, net	24,065,918	25,840,468

Cost and Expenses
Royalty, printing, delivery and communications costs	5,585,917	7,036,893
Salaries and benefits	16,549,477	18,204,419
Selling, general & administrative excluding salaries and benefits	5,617,865	11,795,029
Amortization of program inventory	2,142,145	2,991,189
Depreciation & amortization of property and equipment	1,340,992	1,052,104
Total expenses	31,236,396	41,079,634

Loss from operations	(7,170,478)	(15,239,166)

Other income (expense):
Interest, net, including related party interest of $4,074,849 for 2007	(7,902,630)	(4,366,810)
Income in non-consolidated affiliate	83,197	-
Loss on refinancing of debt	-	(1,614,064)
Other income	109,837	44,179
Total other income and (expense)	(7,709,596)	(5,936,695)

Loss from operations	(14,880,074)	(21,175,861)

Provision for income taxes	-	-
Net loss	(14,880,074)	(21,175,861)

Preferred stock dividends	5,090,500	-
Net loss attributable to common stockholders	(19,970,574)	(21,175,861)

Net loss per common share - basic and dilutive	$(0.38)	$(0.52)

Weighted average shares outstanding	52,083,355	40,335,278

Components of other comprehensive income (loss):
	Year Ended June 30,
	2007	2006
Net loss attributable to common stockholders	$(19,970,574)	$(21,175,861)
Foreign currency translation loss	(18,985)	(6,688)
Comprehensive loss	$(19,989,559)	$(21,182,549)

The accompanying notes are an integral part of these consolidated financial statements

TWL Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
Years ended June 30, 2007 and 2006

						Other	Deferred
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Financial
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Advisory Fees	Total

Balance at July 1, 2005	-	$-	37,719,889	$32,000,792	$(38,266,018)	$10,818	$(142,920)	$(6,397,328)

Shares issued for partial conversion of note payable at $0.24 per share	-	-	1,198,124	287,550	-	-	-	287,550
Shares issued for conversion at $0.45 per share	-	-	1,100,000	500,000	-	-	-	500,000
Employee stock based compensation	-	-	-	828,308	-	-	-	828,308
Amortization of deferred financial advisory fees	-	-	-	-	-	-	142,920	142,920
Shares issued for services at $0.25 per share	-	-	100,000	25,374	-	-	-	25,374
Shares issued for services at $0.24 per share	-	-	560,000	134,400	-	-	-	134,400
Shares issued for cash at $0.16 per share	-	-	937,500	150,000	-	-	-	150,000
Value attributed to stock purchase warrants	-	-	-	348,672	-	-	-	348,672
Divesture of associated companies	-	-	-	3,010,000	-	-	-	3,010,000
Discount on note payable	-	-	-	774,834	-	-	-	774,834
Foreign currency translation	-	-	-	-	-	(6,688)	-	(6,688)
Net loss	-	-	-	-	(21,175,861)	-	-	(21,175,861)

Balance at June 30, 2006	-	-	41,615,513	38,059,930	(59,441,879)	4,130	-	(21,377,819)

Employee stock based compensation	-	-	-	839,392	-	-	-	839,392
Common shares and warrants issued for services	-	-	1,800,000	129,907	-	-	-	129,907
Additional common shares issued for cash received during 2006	-	-	562,500	-	-	-	-	-
Common shares to be issued for cash received	-	-	92,566,667	2,777,000	-	-	-	2,777,000
Series A preferred shares issued in connection with financing transaction	1,500,000	1,250,000	-	-	-	-	-	1,250,000
Series A preferred shares issued in connection with debt subordination	2,800,000	1,960,000	-	-	-	-	-	1,960,000
Series A preferred shares retired in connection with debt transaction	(2,800,000)	(1,960,000)						(1,960,000)
Series B preferred shares to be issued in connection with debt transaction	2,800,000	1,960,000	-	-	-	-	-	1,960,000
Deemed dividends series A preferred stock	-	250,000	-	-	(250,000)	-	-	-
Deemed dividends series B preferred stock	-	4,573,333	-	-	(4,573,333)	-	-	-
Dividends accrued for series A preferred stock	-	-	-	-	(218,167)	-	-	(218,167)
Dividends accrued for series B preferred stock	-	-	-	-	(49,000)			(49,000)
Reduction in conversion price of preferred shares recorded as discount	-	375,000	-	-	-	-	-	375,000
Warrants issued with debt financing	-	-	-	293,930	-	-	-	293,930
Beneficial feature recorded in connection with debt transaction	-	-	-	4,456,597	-	-	-	4,456,597
Warrants surrendered in connection with debt subordination	-	-	-	(326,160)	-	-	-	(326,160)
Foreign currency translation	-	-	-	-	-	(18,985)	-	(18,985)
Net loss	-	-	-	-	(14,880,074)	-	-	(14,880,074)

Balance at June 30, 2007	4,300,000	$8,408,333	136,544,680	$46,230,596	$(79,412,453)	$(14,855)	$-	$(24,788,379)

The accompanying notes are an integral part of these consolidated financial statements

TWL Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(14,880,074)	$(21,175,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	1,340,992	1,052,104
Amoritzation of program inventory	2,142,145	2,991,189
Reserve for inventory obsolesence	63,654	524,176
Foreign currency translation adjustments	(18,985)	(6,688)
Gain on settlement of accounts payable	-	(43,364)
Amortization of discount on notes payable	-	1,495,564
Amortization of debt origination costs	329,774	-
Amoritization of deferred financial advisory fees	-	142,920
Loss on conversion of notes payable	-	1,614,064
Amortization of convertible note payable discount related to warrants and beneficial conversions	-	235,471
Amortization of debt discount	6,514,503	774,834
Common stock and warrants issued for services	129,908	159,774
Fair value of stock purchase warrants	-	348,672
Employee stock based compensation	839,392	828,308
Changes in current assets and liabilities:
Accounts receivable	41,823	859,860
Inventory	71,257	188,516
Accounts payable and accrued expenses	(1,119,119)	4,603,669
Accrued expenses - related parties	(218,881)	218,881
Prepaid expenses and other current assets	(548,538)	1,157,549
Other assets	107,774	-
Deferred revenue	381,009	(533,669)
Interest payable	754,149	145,371
Other long-term liabilities	62,750	-
Minority interest	-	(287,061)
Net cash used in operating activities	(4,006,467)	(4,705,721)

Cash flows from investing activities:
Purchases of property and equipment	(27,533)	(4,143)
Sale of common stock	2,777,000	150,000
Restricted cash	-	5,091,670
Net cash provided by investing activities	2,749,467	5,237,527

Cash flows from financing activities:
Debt issuance costs	(427,000)	-
Capital lease payments	(1,413,383)	(1,115,665)
Net cash received on line of credit	1,060,115	-
Proceeds from issuance of notes payable (including related party amount of $1,125,000 in 2007)	3,632,545	9,350,464
Payments on notes payable	(428,219)	(9,337,527)
Net cash provided (used) by financing activities	2,424,058	(1,102,728)

Net increase in cash	1,167,058	(570,922)
Cash at beginning of year	181,339	752,261
Cash at end of year	$1,348,397	$181,339

Supplemental information:
Interest paid	$1,201,984	$1,416,009
Warrants issued with convertible notes	-	933,238
Warrants issued with credit financing	-	460,614
Common stock issued for deferred financial advisory fees	-	91,200
Common stock issued for conversion of notes payable	-	787,550
Beneficial conversion on convertible debentures	4,456,597	-
Preferred stock issued for debt origination costs	833,333	-
Preferred stock reduction in conversion price for debt discount	375,000	-
Warrants issued with debt	293,930	-
Deemed dividend on preferred stock	4,823,333	-
Series A & B preferred stock issued and to be issued in connection with debt transactions	3,210,000	-
Series A preferred stock retired in connection with debt transaction	1,960,000	-
Warrants surrendered in debt transaction	(326,160)	-

The accompanying notes are an integral part of these consolidated financial statements.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Note 1 – Summary of Significant Accounting Policies

Overview

TWL Corporation, formerly known as Trinity Learning Corporation, was incorporated on April 14, 1975 in Oklahoma under the name U.S. Mineral & Royalty Corp. as an oil and gas exploration, development and operating company.  In 1989, we changed our name to Habersham Energy Company.  Historically, the company was engaged in the business of acquiring and producing oil and gas properties, but did not have any business activity from 1995 to 2002.  Subsequent to our reorganization in 2002, we changed our corporate domicile to Utah, amended our capital structure and changed our name to Trinity Companies Inc. In March 2003, our name was changed to Trinity Learning Corporation. On September 29, 2006, we changed our name to TWL Corporation.

TWL Corporation is creating a global learning company by acquiring operating subsidiaries that specialize in educational and training content, delivery, and services for particular industries or that target a particular segment of the workforce.  The Company believes that there are product and service synergies between and among our various subsidiaries that position us to create a global learning company that can provide integrated learning services to corporations, organizations, educational institutions, and individual learners, using a variety of delivery technologies, platforms and methods to meet the growing need for global learning solutions. Factors such as demographics, technology, and globalization will require enterprises, organizations and governments around the world to invest in human capital to remain competitive.

We operate through our primary operating subsidiary, TWL Knowledge Group, Inc., formerly Trinity Workplace Learning Corporation, located in our 205,000 square foot digital multimedia production center in Carrollton, Texas, in the greater Dallas metropolitan area.  TWL Corporation and its subsidiaries are collectively referred to as the “Company, We and Our”.  At this global learning center we create, distribute and archive rich media for workplace learning and certification for approximately 2,000 corporate, institutional and government customers in healthcare, industrial services, and public safety including homeland security, first responders, and federal agencies.  We distribute content to our customers through a variety of learning media including satellite, broadband, e-learning, CD-ROM, and DVDs.  While our strategic focus is to grow our assets and operations in North America, we continue to maintain ownership positions in small operating subsidiaries in Australia and Norway.

Going Concern Uncertainty

Our financial statements have been prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.  At June 30, 2007 our liabilities significantly exceeded our assets.  Our trade vendors’ typical payment terms have been exceeded. We have incurred substantial losses and used substantial cash in operations to date.  Currently, we do not have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do currently possess a financial institution source of financing although we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Management believes we have sufficient cash to last no more than three months, without additional financing.   These conditions raise substantial doubt about our ability to continue as a going concern.

To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, and development of our business.  There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.

Our future capital requirements will depend on our ability to successfully implement new revenue generating opportunities as well as reduce expenses, including our ability to maintain our existing customer base and to expand our customer base into new geographic markets and enhanced product offering or alternatively to significantly reduce costs.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet and the reported amounts of revenues and costs during the reporting periods.  On an ongoing basis, the Company reviews its estimates based on information that is currently available. Changes in facts and circumstances may cause the Company to revise its estimates. Significant estimates include accounting for revenue,  allocation of the purchase consideration of the assets and liabilities, assets acquired in business combinations, equity investments in associated companies, our determination of fair value of common stock issued in business combinations and equity investments in associated companies, the annual valuation and review for impairment of long-lived assets, and accounting for various debt and equity instruments.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of the Company and our 100% controlled subsidiaries.  All material inter-company transactions are eliminated in consolidation.

Equity Accounting Method

Investments in non-controlled entities in which we have significant influence are accounted for under the equity method of accounting.  Under the equity method of accounting we record our proportionate share of equity income/losses.  We entered into a joint venture agreement in November, 2006.  We account for our investment in this 50% owned joint venture using the equity method of accounting.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. We earn our revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services.  Revenue is generally recognized on a straight-line basis over the life of the subscription agreement, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern over the contractual term of the arrangement or the expected period, during which those specified services will be performed, whichever is longer. Four criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria (3) and (4) are met based on judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Advance payments are recorded as deferred revenue.    Sale of books, DVD’s and printed products are recognized as revenue upon shipment.  Distribution costs charged to customers are recognized as revenue when the related product is shipped.  The Company’s revenue consists of three main categories – Subscription Revenue, Single Event Revenue, and Production Revenue.

1.  Subscription revenue is approximately 45%-55% of the Company’s total revenue and is generated from contracts with customers who receive products or services for a specified time period.  Revenues are recognized evenly over the term of the contract and accounted for as a single unit of accounting under these contracts.  Subscription products include satellite subscriptions, monthly videotape subscriptions, monthly CD-ROM subscriptions, Internet subscriptions, and training-on-demand subscriptions (tape library).

2.  Single event revenue is approximately 31%-37% of total revenue and involves the distribution of products (videotapes, CD-ROM’s, etc.) to customers. Revenue recognition is determined by delivery date, so only revenue for products that have been delivered is recognized.

3.  Production revenue is approximately 5%-9% of total revenue and is generated from live events or specialized production work performed for a customer. The revenue is recognized upon completion of the live event or production work.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of clients that comprise our customer base and their dispersion across different businesses and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management’s expectations.  Our cash balances, are maintained in accounts held by major banks and financial institutions located primarily in the United States, South Africa and Australia.  No single customer accounts for revenues or receivables greater than 10%.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms.  Interest is not charged on over due balances.  Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client, such as, governmental agencies, or private sector, trends in actual and forecasted credit quality of the client, including delinquency and late payment history, and current economic conditions that may affect a client’s ability to pay.

Program Inventory and Other Intangible Assets

The Company acquired program inventory costs in connection with a business combination completed during the year ended June 30, 2005.  These costs were amortized over their estimated useful life of approximately two years.  Amortization of acquired program inventory totaled $2,142,145 and $2,991,189 during the years ended June 30, 2007 and 2006, respectively.  At June 30, 2007, all acquired program inventory was fully amortized.  The Company does not capitalize internal program inventory costs, but rather expenses these costs as incurred.

Segments

The Company operates within one segment.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The Company’s foreign operations comprise less than 5% of consolidated assets and revenue.

Foreign Currency Translation and Transactions

Assets and liabilities of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation.  The reporting currency for the Company is the U.S. dollar (dollar).  The functional currency of the Company’s subsidiaries is the currencies of those countries.  In accordance with SFAS No. 52, assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year.  Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of stockholders’ deficit.  Currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Income Taxes

The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).  SFAS 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.  This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of timing differences between financial reporting amounts and the income tax basis of assets and liabilities.  Tax benefits are subject to a valuation allowance for financial reporting purposes to the extent of the likelihood that the deferred tax assets may not be realized.

Other Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and is depreciated on a straight-line basis over the estimated useful life of the assets.  Leasehold improvements and assets capitalized under capital leases are amortized over the remaining lease term or the estimated useful life of the asset, which ever is the shorter, ranging from seven to fifteen years. Other property and equipment is being depreciated over a three to seven year life.  Improvements are capitalized while maintenance and repairs are expensed as incurred.

Advertising Cost

Advertising costs are expensed as incurred. Advertising costs totaled $248,742 and $271,188 for the years ended June 30, 2007 and June 30, 2006, respectively.

Inventories

Inventories are stated at the lower of cost, determined using the weighted-average cost method, or market.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset.  If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Convertible Debt

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis.  Beneficial conversion features are recorded pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.

Debt discount is amortized to interest expense over the life of the debt using the effective interest rate method.

Loss per Share

Basic loss per common share is computed by dividing net loss attributable for common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share are computed by dividing net loss available for common stockholders by the weighted-average common shares and dilutive common equivalents outstanding during the period.  Shares from the conversion of notes payable or the exercise of options and warrants of 415,531,165 at June 30, 2007 and preferred shares were not included in the computation of diluted earnings per share, because their inclusion would have been anti-dilutive for the fiscal years ended June 30, 2007 and 2006.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123(R). SFAS 123(R) requires stock based compensation expense to be recognized for all share based payments.  Stock based compensation expense of $839,392 and $828,308 was recognized for the years ended June 30, 2007 and 2006, respectively.  The estimated fair value of options and warrants is amortized to expense using the straight-line method over the vesting period.  The expense was calculated using the Black-Scholes option pricing model with the following assumptions:

	Year ended June 30,
	2007	2006
Risk-free interest rate	4.41 - 4.76%	3.85%
Dividend yield	Nil	Nil
Volatility	184 -193%	120%
Expected life	4 - 7 years	5 years

Risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the option grant having a term equivalent to the expected life of the option.

Expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.

Expected life is the period of time the option is expected to remain outstanding, and is based on historical experience.  The contractual option life ranges from four to seven years.

Expected forfeiture rate is the estimated percentage of options granted that are not expected to become fully vested. This estimate is based on historical experience, and will be adjusted as necessary to match the actual forfeiture experience.

Volatility is the measure of the amount by which the price is expected to fluctuate.  We estimate volatility based on the actual historical volatility of our common stock, and we believe future volatility will be similar to our past experience.

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year classifications.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  In applying the new accounting model prescribed in FIN No. 48, companies are required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to the assessment of challenge under relevant tax statutes. The Company will adopt FIN No. 48 effective July 1, 2007. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently analyzing the effect, if any, SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  The Company is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition and whether to adopt the provisions of SFAS No. 159 for the fiscal year beginning July 1, 2008.

Note 2 – Inventories

Inventories consist of the following at June 30, 2007:

Books, CD's, video tapes, collateral materials	$1,217,888
Inventory reserve for obsolescence	(432,741)
Inventory, net	$785,147

Note 3 – Property and Equipment

Property and equipment consists of the following at June 30, 2007:

Capital Leases:
Buildings and improvements	$10,563,045
Less: Accumulated amortization	(5,119,996)
5,443,049

Other Fixed Assets:
Furniture and fixtures	$134,432
Less: Accumulated depreciation	(95,330)
39,102
Property and equipment, net	$5,482,151

Depreciation and amortization expense totaled $1,340,992 and $1,052,124 for the years ended June 30, 2007 and June 30, 2006, respectively.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Note 4 – Accrued Expenses

Accrued expenses consist of the following at June 30, 2007:

Payroll, commissions and related employee benefits	$735,551
Rent and lease liabilities	706,691
Professional fees	861,871
Taxes	836,291
Royalties	204,164
Payable to Primedia	2,416,851
Other	746,784
$6,508,203

In accordance with an asset and purchase agreement entered into by the Company with Primedia Workplace Learning (Primedia) in April, 2005, the Company is obligated to pay $2,416,851, the substantial majority of which relates to a working capital adjustment.  A portion of the amount due relates to expenses paid by Primedia on the Company’s behalf.

Note 5 – Commitments and Contingencies

Leases

Total rent expense under operating leases totaled $1,945,000 and $1,980,000 for the years ended June 30, 2007 and June 30, 2006, respectively.  The leases relate to the Company’s operating facilities, the 36 MHz Ku-bank transponder, and several copier/printers.  Minimum rental commitments under non-cancelable operating leases are as follows at June 30, 2007:

Year ending June 30, 2006
2008	$1,680,000
2009	1,680,000
2010	1,680,000
2011	1,680,000
2012	1,680,000
Thereafter	3,360,000
$11,760,000

Future minimum lease payments under capital leases are as follows:

Years ending June 30,
2008	$2,120,074
2009	2,263,488
2010	2,335,194
2011	2,335,194
2012	2,335,194
Thereafter	3,891,991
15,281,135
Less: Amount representing interest	3,237,509
Present value of net minimum lease payments	12,043,626
Less: Current portion	1,289,191
Long term portion (included in long-term liabilities)	$10,754,435

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Litigation

In connection with its purchase of the Primedia Workplace Learning assets, the Company has agreed to assume the defense of certain litigation, entitled ARGUS 1 SYSTEMS CORPORATION V. PRIMEDIA WORKPLACE LEARNING L.P., ET AL., No. 04-CV-138918, District Court of Fort Bend County, Texas (the "Argus Claim"), regarding claims made by Argus 1 Systems Corporation ("Plaintiff") resulting from that certain Memorandum of Understanding, dated May 22, 2003, ("MOU") by and between Plaintiff and PRIMEDIA Workplace Learning LP, a Delaware limited partnership ("PWPL"). Plaintiff has alleged various contracts and tort claims and seeks among other things license fees, attorney fees and actual and punitive damages related to the sale of proprietary content to the Department of Homeland Security. The Primedia Workplace purchase agreement provides that the Company shall generally be responsible for paying that portion of any Recovery (as defined therein) relating to license fees, royalty fees, or other damages arising from any sales other conduct after the purchase of the Workplace assets and be responsible for the payment of all on-going license or royalty fees relating to periods thereafter. In addition, some of the cost and recoveries may be split on a 50/50 basis. The Company has not yet been named as a party to the litigation, has not engaged legal counsel for the matter, and has conducted no discovery. The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss its potential liability or legal exposure for the litigation.

Current and previous directors of the Company have been sued by SBI Group.  The lawsuit is entitled SBI USA, LLC VERSUS DOUGLAS COLE, EDWARD MOONEY, AND RON POSNER. The suit relates to a guarantee issued to Primedia Inc. by SBI Group for the asset purchase of Primedia Workplace Learning by the Company.  Primedia Inc. has sued SBI Group under the guarantee provision due to non-payment of building lease payments and satellite transponder usage by the Company.  Under the terms of the guarantee provision, the Company is required to indemnify SBI Group.  The Company has previously accrued all amounts due to Primedia.  The Company believes that any incremental amount payable under these lawsuits would not be material to the consolidated results of operations or financial position.

In addition, the Company is a defendant in a number of lawsuits brought by its trade creditors.  The Company has the amounts in dispute and/or due and payable accrued for in accounts payable.  The Company believes that any incremental amount payable under these lawsuits would not be material to the consolidated results of operations or financial position.

Note 6 – Related Party Transactions

On April 26, 2007, the board of directors of the Company appointed Laird Q. Cagan (Mr. Cagan) as a director of the Company.  There are no understandings or arrangements between Mr. Cagan and any other person pursuant to which Mr. Cagan was selected as a director.  Mr. Cagan is the cousin of Dennis J. Cagan, the Company’s Chief Executive Officer, President and a member of the board of directors.  Mr. Cagan is the general partner of Trinity Investments GP, an entity which acquired the debt previously issued to Palisades Master Fund, Ltd., (Palisades) with a face value of $4,500,000.  This entity also entered into a debt financing transaction pursuant to which the Company received proceeds totaling $1,125,000 through June 30, 2007.  In connection with this transaction and the transfer of the Palisades notes payable, the Company also transferred 2,800,000 preferred shares and reduced the conversion into common stock price to $0.03 per share.  The Company recorded a deemed dividend for the reduction in conversion price totaling $3,725,000.  Interest expense on the notes during the period the note was held by Trinity Investments GP totaled $273,000.

Note 7 – Notes Payable

Palisades

Effective in March, 2006, we entered into a convertible debt instrument with Palisades and raised $4,500,000.  The note bears interest at 15% per annum and was convertible into common stock at $0.25 per share.  In connection with this transaction we issued 7,200,000 warrants of our common stock.  The warrants were issued with an exercise price of $0.21 per share with a four year term.  The note was originally secured by all assets of the Company.  The warrant and debt agreement includes an anti-dilution clause such that incremental shares may be issuable in future financing transactions. The warrants were recorded at fair value totaling $775,000, and the debt discount was originally being amortized to interest expense over the term of the debt.  The entire discount was recorded by June 30, 2006 due to the debts current classification.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

In connection with the debt financing, the Company agreed to certain registration rights.

On July 27, 2006, in connection with the Laurus financing discussed below, we entered into an agreement with Palisades to subordinate its convertible debt security interest to Laurus.  Furthermore, Palisades agreed to modify certain provisions of the Registration Rights Agreement and Securities Purchase Agreement, dated March 31, 2006.  At this time because the Company believed it could not satisfy the provisions related to registration rights in a timely manner, the Palisades debt was classified as current.

In consideration of the subordination, we issued 2,800,000 Series A preferred shares convertible into our common stock at $0.10 per share to Palisades.  Palisades also surrendered the 7,200,000 warrants previously issued in connection with the debt financing. In connection with an anti-dilution provision, the conversion price of the debt into common shares was decreased to $0.10 per share.  The Company recorded the net fair value of the instruments given and exchanged as debt discount and expensed this amount immediately as interest expense as the debt was due currently.

Laurus

On August 31, 2006, the Company entered into agreements with Laurus Master Fund, Ltd., (Laurus), pursuant to which the Company sold debt and issued preferred stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933 as follows:

- A secured three-year term note (the Secured Note) with a principal amount of $2,500,000 (the Secured Note Amount), which matures on August 31, 2009 (the Maturity Date);

- A secured three-year revolving note with maximum amount of $5,000,000, which matures on August 1, 2009 (the Revolving Note; the Revolving Note and the Secured Note are collectively referred to as the Notes).

-  Issued 1,500,000 preferred Series A shares which are convertible into common shares at $0.10 per share, subject to anti-dilution adjustments.

Net proceeds of $2,173,000 were received by the Company under the Secured Note.  We also agreed to pay, out of the Loan proceeds, the sum of $270,000 to Laurus Capital Management, LLC, the manager of Laurus, the sum of $60,000 to Laurus as reimbursement for Laurus' legal fees, due diligence fees and expenses incurred in connection with the transaction.

The Notes are secured by a blanket lien on all of the Company's assets and the assets of the Company's subsidiaries.  The Company pledged its ownership interests in TWL Knowledge Group, Inc., its subsidiary, to Laurus in connection with the aforementioned financing.  In the event of a default, Laurus has the right to accelerate payments under the Notes and, in addition to any other remedies available to it, to foreclose upon the assets securing the Notes.

The principal amount of the Secured Note carries an interest rate of prime plus three percent (the Secured Note Rate), subject to adjustment. We must make monthly amortizing payments of $42,500 commencing January 1, 2007 and with said monthly amortizing payments increasing to $62,500 commencing on January 1, 2008, toward the outstanding principal amount.  Furthermore, the Secured Note Rate shall not at any time be less than nine percent (9.0%).  The Company may prepay the Secured Note at any time by paying Laurus 105% of the Secured Note Amount, if such prepayment occurs prior to the first anniversary of the Closing Date, 103% if such prepayment occurs on or after the first anniversary of the Closing Date and prior to the second anniversary of the Closing Date, or 101% of the Secured Note Amount outstanding at such time if such prepayment occurs thereafter but prior to the Maturity Date, plus any accrued but unpaid interest thereon.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

The principal amount of the Revolving Note carries an interest rate of prime plus two percent (the Revolving Note Rate), subject to adjustment, and we must make said monthly interest payments, payable in arrears, commencing September 1, 2006.  Furthermore, the Revolving Note Rate shall not at any time be less than nine percent (9.0%).  The Company may prepay the Revolving Note at any time without penalty.  The availability under the Revolving Note is subject to a borrowing base formula based on eligible inventory and accounts receivable.

We also have granted Laurus a right of first refusal with respect to any debt or equity financings, with such restriction being in effect for no longer than 2 years after the closing date, of the Laurus financing.

The Company is obligated to file a registration statement registering the resale of shares of the Company's Common Stock issuable upon the conversion of the preferred shares.  If the registration statement is not filed within 60 days of Closing Date, or declared effective within 180 days of Closing Date, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

The Company accounted for the Laurus transaction by allocating proceeds to the preferred stock, the secured note, and the revolving note, pro rata based upon each instrument’s relative fair value. Based upon this allocation proceeds in the amount of $1,250,000 were allocated to the preferred stock.  Proceeds in the amount of $2,083,333 were allocated to the secured note resulting in a debt discount in the amount of $416,667.  Also, in connection with the transaction the Company recorded $833,333 in loan origination costs related to the revolving note. The Company is amortizing the debt discount and loan origination fees over the term of the respective notes.

TIGP

In March, 2007, Palisades transferred its note and the preferred stock to Trinity Investments GP (TIGP), a related party.  See Note 6.

On March 13, 2007, the Company entered into a Purchase and Amendment Agreement with TIGP (the "Agreement") for the issuance of up to an aggregate of $4,000,000 in face amount of 15% Senior Secured Convertible Debentures (the Debentures) maturing March 31, 2011, and warrants (the Warrants; the Warrants and the Debentures are collectively referred to as the Securities), to purchase up to an aggregate of 56,250,000 shares of common stock of the Company (the Financing).  The Company sold $1,125,000 (with 15,000,000 warrants) of the debentures as of June 30, 2007 and intends selling the remaining Securities on the same terms as the 15% Senior Secured Convertible Debentures sold on March 31, 2006 (to Palisades) and the accompanying four year warrants, with the exception of the following terms: (i) the Debentures are convertible into shares of the Company's common stock at a price equal to $0.03 per share (the Conversion Price), (ii) the Warrants shall be exercisable at $0.03 per share, have a six month termination period and do not have a cashless exercise provision, (iii) the Company's obligation to redeem 1/24th of the face amount of the Debentures on the first of every month (the Rate), starting March 31, 2008 (the Dates), shall be conditional on the Holders of the Debentures electing to have the Company redeem the Debentures at the scheduled Rate on the scheduled Dates which payment can be made in cash or in common stock of the Company; if in stock at the lower of the Conversion Price or 80% of the volume weighted average price of the Company's stock for the twenty trading days prior to the repayment date; and (iv) the Securities are subject to Modified Registration Rights (as defined further below).  The purchase and sale of any additional Securities may occur in one or more closings to occur no later than six months after March 13, 2007.

The Company’s obligation to repay the Debentures is secured by all of its assets (junior position to Laurus), and the assets of its wholly owned subsidiary, TWL Knowledge Group, Inc.

The Company paid commissions of $80,000, an expense reimbursement fee of $20,000, and issued 100,000 Warrants to the placement agent on the terms substantially similar to the Warrants with the exception of the five year maturity period.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

In addition, the Company has agreed to the following registration rights, which shall equally be applicable to the Holders, additional purchasers of the Securities, if any, and the current holders of the securities sold by the Company in the March 2006 Financing: the Company has agreed to file a registration statement (the Registration Statement) with the Commission the 60th calendar day (the Filing Date) following the date the Company receives a written notice from the Holders holding at least the majority of the Registrable Securities (as defined in the Agreement) requesting the Company to file an initial Registration Statement (the Initial Filing Date) and use its best efforts to have it declared effective the 120th calendar day following the Initial Filing Date (or 150th if reviewed by the SEC). If the Registration Statement is not filed, or effective on time, or the Company fails to maintain the effectiveness of the Registration Statement, the Company shall pay 1.0% of the amount of the Debentures sold in liquidated damages until such default is cured, subject to an overall limit of up to three months of partial liquidated damages. The Registration Statement also will cover the future sale by (i) placement agent of the shares issuable on exercise of the Warrants issued to the placement agent in connection with the transaction, (ii) shares of common stock of the Company underlying the securities sold in the March 2007 Financing, and (iii) the rest of the Registrable Securities (as defined in the Agreement). These registration rights shall collectively be referred to as the "Modified Registration Rights."

In addition, the holder (Laurus) of the Company’s term note (the “Term Note”) and revolving note issued by the Company on August 31, 2006 (the August 2006 Holder), has agreed to the following terms of consents and waivers with the Company: (i) consent to the Company entering into the Financing and related agreements entered into in March, 2007, (ii) consent to the Modified Registration Rights, (iii) consent to a reduction of the conversion price of the 15% Senior Secured Convertible Debentures sold in the March 2007 Financing to $0.03, a reduction of the exercise price of the warrants sold in the March 2007 Financing to $0.03, and a reduction of the conversion price of the shares of the Series A Preferred Stock issued by the Company in connection with the March 2007 Financing to $0.08, (iv) waiver of all liquidated damages that may have accrued through the Closing Date under the registration rights agreement (the “RR Agreement”) entered into by and between the Company and the August 2006 Holder, as a result solely of the Company’s failure to file a registration statement (the “August 2006 Registration Statement”) on or prior to the Filing Date, each as defined in the RR Agreement, (iv) waiver of participation rights to the extent available to the August 2006 Holders as a result of the Financing, (v) agreement to have the Company file the August 2006 Registration Statement no later than 210 days of the Closing Date, and have the Commission declare it effective no later than 365 days following the Closing Date. Furthermore, to the extent that the Company receives (x) gross proceeds of no less than $2,000,000 and no greater than $4,000,000 from the issuance of the Securities and such gross proceeds are used by the Company solely for working capital and payment of accounts payable purposes and not to repay indebtedness of the Company or any of its Subsidiaries (collectively the “Purposes”), the August 2006 Holder and the Company agreed that for the three consecutive Amortization Dates (as defined in the Term Note) following the first date of receipt of the Company of no less than $2,000,000 of gross proceeds (the “Initial Deferral Term”) from the issuance of such Securities, the principal portion of the Monthly Amount (as defined in the Term Note) due on each such Amortization Date shall be postponed to, and repaid to the August 2006 Holder on the Maturity Date (as defined in the Term Note), or (y) gross proceeds of no less than $4,000,000 from the issuance of the Securities and such gross proceeds are used by the Company solely for the Purposes, the August 2006 Holder and the Company agreed that for the three consecutive Amortization Dates (as defined in the Term Note) following the Initial Deferral Term (the “Additional Deferral Term”), the principal portion of the Monthly Amount (as defined in the Term Note) due on each such Amortization Date shall be postponed to, and repaid to the August 2006 Holder on, the Maturity Date (as defined in the Term Note).

The above consents and waivers entered into by and between the Company and the August 2006 Holder, were granted in consideration of the Company reducing the exercise price of the shares of the Series A Preferred Stock issued by the Company to these holders, from its current amount to $0.08 per share of common stock.  The reduction in the conversion price per share was recorded as additional debt discount of $375,000 as is being amortized to interest expense over the remaining term of the debt (to the extent such original exercise price is prior to such reduction greater than or equal to $0.08). Except as set forth above, all of the terms and provisions of the security agreement and the various transaction documents entered into by and between the Company and the August 2006 Holder, are, and shall remain, in full force and effect.

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

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

The Company recorded the fair value of the 15,000,000 warrants as a debt discount of $294,000 and is amortizing this discount over the term of the debt.  Additionally, a beneficial conversion feature of $731,000 was recorded and is being amortized to interest over the debt term.  The conversion price per share for the $4,500,000 note held by TIGP was adjusted to $0.03 per share in accordance with the debt agreement.  As 100% of the note has already been recorded as debt discount, no incremental debt discount or beneficial conversion feature amount for the reduction in conversion price was recorded.

In April, 2007, the Company cancelled the 2,800,000 Series A preferred stock to TIGP and is in the process of  issuing 2,800,000 Series B preferred shares.  All terms of the Series B preferred remain the same except the conversion into common shares price as $0.03 per share.  The fair value of the additional consideration totaling $4,573,000 was recorded as preferred stock deemed dividend.

As of June 30, 2007, convertible debt and notes payable consists of the following:

June 30, 2007
Bank notes payable; secured by Company vehicle, interest at 9.5% per anum, monthly payment of $574, matures October 2006	$9,277

Junior secured convertible note payable to a related party, due March 31, 2010, interest at 15% per annum, convertible at $0.03 per share	4,500,000

Junior secured convertible note payable to a related party, due March 31, 2011, interest at 15% per annum, convertible at $0.03 per share, four year warrants to purchase 15,000,000 shares of common stock at $0.03 per share	1,125,000

Senior secured term note payable, due August 31, 2009, interest at prime + 3%; Rate as of June 30, 2007 is 11.25%	2,245,000

Convertible notes payable to third parties, interest at 9% per annum, principal and interest due January 7, 2006, past due, convertible at $0.45 per share, warrants are for three years to purchase 1,476,027 shares of common stock at $0.25 per share	400,000

Note payable to related party, due December 31, 2004, past due, unsecured, interest at 6% per annum	24,648

Notes payable to a related party; unsecured, interest at 8% per annum on $94,777; non-interest bearing on $76,447, payable on demand	186,448

Convertible note payable to a related party, unsecured, non-interest bearing, due December 31, 2006, past due	280,000

Note payable to a related party, unsecured, non-interest bearing, due December 31,2006, past due	25,000

Convertible note payable to a related party for IRCA purchase; due December 31, 2005, past due, unsecured, non-interest bearing convertible at $0.01 per share	20,000

Convertible note payable to a related party for Riverbend purchase, due December 31, 2006, past due, unsecured, non-interest bearing convertible at $0.01 per share	20,000

Total notes payable	8,835,373
Less: current maturities	2,298,498
Long-term notes payable	$6,536,875

Maturity schedule for notes payable:

Fiscal Year
2008	$2,298,498
2009	3,562,500
2010	2,974,375
Total	$8,835,373

Note 8 – Line of Credit

Terms

The balance of the revolving note (LOC) at June 30, 2007 totaled $1,060,115.  The LOC has a maximum facility of $5,000,000 subject to borrowing base computations.  The LOC bears interest at prime plus 2% (10.25) at June 30, 2007.  The LOC is secured by substantially all the assets of the Company.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Note 9 – Stock Option Plan

As of June 30, 2007, an aggregate of 100,000,000 shares of our common stock are currently authorized for issuance pursuant to our 2002 Stock Plan. This plan was approved on December 2, 2002, at a special meeting of our shareholders. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest pro rata over a 48 month period and are typically issued with a four to seven year term.  In some cases, selected officers and directors have been given accelerated vesting schedules.

The following schedule summarizes the activity during the fiscal years ended June 30, 2007 and 2006, respectively:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	10,628,000	$0.30	11,665,000	$0.33
Granted	64,743,841	0.07	2,004,000	0.18
Exercised	-	-	-	-
Canceled	(4,441,693)	0.27	(3,041,000)	0.45
Outstanding at end of year	70,930,148	$0.09	10,628,000	$0.30
Exercisable at end of year	14,810,213	$0.16	6,614,393	$0.33

The following schedule summarizes information at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Average		Weighted
Range of	Number of	Average	Remaining		Average
Exercise	Options	Exercise	Contractual	Number of	Exercise
Price	Outstanding	Price	Life (Yrs)	Options	Price

$0.05 - 0.07	64,747,148	$0.07	7	9,478,149	$0.06
$0.16 - 0.27	3,775,000	0.21	3	3,023,504	0.21
$0.50	2,308,000	0.50	2	2,202,803	0.50
$0.85	100,000	0.85	2	95,879	0.85
	70,930,148	$0.09		14,800,335	$0.16

There are 116,500 options available for grant at June 30, 2007.  The aggregate intrinsic value of options exercisable at June 30, 2007 totaled $1,223,238.  The weighted average grant date fair value of options granted during the years ended June 30, 2007, and 2006 is $0.07 and $0.18, respectively.  The fair value of options vested during the years ended June 30, 2007 totaled $1,139,888.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Note 10 – Warrants

Through June 30, 2007, the Company had issued warrants for purchase of its common stock to investors and service providers in connection with its financing transactions.  The activity for the years ended June 30, 2007 and 2006 and the principal terms of the warrants are summarized below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	37,217,684	$0.39	23,360,977	$0.48
Granted	15,000,000	0.03	13,856,707	0.23
Exercised	-	-	-	-
Forfeited	(7,200,000)	0.21	-	-
Outstanding at end of year	45,017,684	$0.29	37,217,684	$0.39

Range of	Number of	Average
Exercise	Warrants	Exercise	Exercise
Price	Outstanding	Price	Through

$0.03 - 0.14	15,000,000	$0.03	September 2007
$0.15 - 0.19	250,000	$0.15	March 2008
$0.20 - 0.24	937,500	$0.20	March 2008 - March 2010
$0.25 - 0.29	20,755,066	$0.25	September 2007 - May 2010
$0.30 - 0.34	601,818	$0.31	March 2008 - July 2010
$0.80 - 1.00	7,473,300	$0.96	November 2007 - October 2010

	45,017,684	$0.29

During fiscal year 2007, the Company used the following assumptions in the Black-Scholes valuation model for the fair value calculation of the warrants:  119% to 240% volatility, no dividend yield, life of 6 months to 5 years, risk-free free interest rate ranging from 4.68% to 4.83% and an estimated forfeiture rate of 0%.

Note 11 – Common Stock and Preferred Stock

Common Stock:

We are authorized to issue up to 750,000,000 shares of common stock.

Preferred Stock:

We are authorized to issue up to 10,000,000 shares of preferred stock.

We are in the process of issuing 2,800,000 Series B preferred shares that were exchanged for the return of 2,800,000 Series A preferred shares.  The Series A preferred shares bear 7% per annum cumulative dividends and are convertible into common shares at $0.08 per share.  The Series B preferred shares bear 7% cumulative dividends and are convertible into common shares at $0.03 per share.  The Series B shares are non-voting.  The preferred shares are non-voting.  Dividends accrued, but were not paid on the Series A and B shares totaled $267,167 at June 30, 2007.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

Note 12 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2007 are as follows:

June 30, 2007

Deferred Tax Assets:
Net operating losses	$19,068,839
Accummulated amortization	504,093
Loss in connection with debt subordination	666,400
Inventory reserve	169,981
Accrued expenses	497,494
Allowance for doubtful accounts	175,384
Stock option expense	1,187,445
Warrant expense	2,045,950
Total gross deferred tax assets	$24,315,586

Deferred tax liabilities:
Deferred revenue	(1,528,063)
Total gross deferred tax liabilities	(1,528,063)

Net deferred tax asset	22,787,523

Less valuation allowance	(22,787,523)

Net deferred tax asset	$-

The valuation allowance for deferred tax assets increased by $5,489,780 during the year ended June 30, 2007 and is the primary reason for the Company recording no tax expense for the years ended June 30, 2007 and 2006.  At June 30, 2007, the Company has available net operating loss carryforwards of approximately $48,000,000 for federal income tax purposes that begin to expire in 2021. The federal carryforwards resulted from losses generated in 2005 through 2007.

Note 13 – Subsequent Events

As of October 1, 2007, the Company has sold 42,999,998 shares of no par value common stock at a price of $0.03 per share pursuant to its private placement offering.  As of October 1, 2007, the Company has received aggregate gross proceeds of $1,290,000 pursuant to this offering.

On July 7, 2007, a note holder converted $280,000 into 9,333,333 common shares.

Note 14 – Restated Quarterly Financial Statements

The Company had previously recorded warrants issued in 2006 in connection with the Palisades financing as a derivative instrument.  The Company subsequently determined that the financial instruments do not qualify as derivative instruments.  Therefore, an accounting adjustment has been recorded to reflect an adjustment to the fair value of the debt instrument and corresponding valuation of warrants.  The unamortized discount, resulting from the fair value of the warrants, was amortized to interest expense through June 30, 2006.

The Company had previously recorded a gain due to non-conversion of contingently redeemable stock in the amount of $2,210,000 related to the expiration of a conversion feature associated with the acquisition agreement for Ayshire, IRCA and Vilpas.  The Company has reversed the contingent gain and increased common stock accordingly.  Additionally, $800,000 of redeemable liability was adjusted to common stock.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

The Company revised its quarterly results to record amounts payable to Primedia in connection with the acquisition of assets and amounts paid by Primedia on behalf of the Company.  Of these amounts, approximately $1,960,000 was adjusted out of expense and reflected in prior years as an adjustment to the acquired assets purchased from Primedia.  Additional amortization related to this purchase price adjustment was also recorded.  Approximately $1,090,000 was previously accrued as an amount due from Primedia was recorded as a receivable in fiscal 2006.

The Company also recorded debt discount of $375,000 related to the reduction in conversion price of preferred shares issued with debt and adjusted its prior financial statements to properly record for certain amounts due in prior periods, totaling approximately $770,000.

Additionally, the Company recorded the fair value of warrants issued in the March 2007, $1,125,000 fund raising that was previously not properly recorded.  The fair value of the warrants totaled $293,930 and is being amortized to interest expense over the debt term.  The Company recorded a beneficial conversion feature of $731,000 which is also being amortized to interest over the debt term.  The Company also recorded an additional beneficial conversion feature amount of $3,399,000 for an adjustment to the conversion price on the Palisades debt, net of the fair value of warrants returned, which was expensed immediately, due to the debt current classification.

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

TWL Corporation and Subsidiaries
Restated Consolidated Balance Sheet
Unaudited

	As of March 31, 2007
	As Previously
	Reported	As Restated
ASSETS
Current assets
Cash and cash equivilents	$1,878,202	$1,385,004
Accounts receiveable, net	3,550,012	3,151,566
Inventory, net	915,495	915,495
Prepaid expenses and other current assets	375,502	375,502
Total current assets	6,719,211	5,827,567

Property and equipment, net	4,550,562	6,076,032
Other assets	1,641,824	1,104,180
Total assets	$12,911,597	$13,007,779

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$1,200,000	$1,200,000
Notes payable - current	6,010,084	6,010,084
Notes payable - related parties	530,718	530,718
Accounts payable	4,919,205	4,919,205
Accrued expenses	9,432,094	7,808,856
Interest payable	908,240	908,240
Deferred revenue	4,470,093	4,201,925
Capital lease - current	1,266,104	1,266,104
Total current liabilities	28,736,538	26,845,132
Long-term liabilities
Obligations under capital leases	11,085,521	11,085,521
Note payable	2,372,500	827,299
Equity loss in non-consolidated affiliate	-	226,691
Other long-term liabilities	62,750	62,750
Total long-term liabilities	13,520,771	12,202,261

Total liabilities	42,257,309	39,047,393

Stockholders' deficit
Preferred stock, series A, 10,000,000 shares no par authorized; 3,460.000 shares issued and outstanding	3,460,000	3,460,000
Common stock, 750,000,000 shares authorized at no par value, 43,415,513 shares issued and outstanding	37,855,850	43,264,473
Accumulated deficit	(70,606,061)	(72,756,586)
Deferred financial advisor fees	(48,000)	-
Other comprehensive loss	(7,501)	(7,501)
Total stockholders' deficit	(29,345,712)	(26,039,614)

Total liabilities and stockholders' deficit	$12,911,597	$13,007,779

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

TWL Corporation and Subsidiaries
Restated Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	For the Three Months Ended March 31, 2007		For the Nine Months Ended March 31, 2007
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Revenue
Subscription	$2,652,459	$2,652,459	$8,334,212	$8,334,212
Single event	2,283,007	1,678,993	7,524,903	7,113,156
Production	523,192	523,192	1,573,886	1,573,886
Other	678,031	678,031	1,824,938	1,824,938
Total revenue, net	6,136,689	5,532,675	19,257,939	18,846,192
Cost of revenues	(1,585,417)	(898,962)	(4,559,784)	(4,065,596)
Gross profit	4,551,272	4,633,713	14,698,155	14,780,596

Expense
Salaries and benefits	5,088,439	5,001,331	13,758,782	13,671,674
Professional fees	334,271	304,872	1,472,998	1,443,599
Selling, general & administrative	565,157	398,015	5,723,668	2,907,502
Impairment of program inventory	-	-	-	2,142,145
Depreciation and amortization	587,218	246,683	2,724,059	747,328
Total expenses	6,575,085	5,950,901	23,679,507	20,912,248

Loss from operations	(2,023,813)	(1,317,188)	(8,981,352)	(6,131,652)

Other income (expense)
Interest, net	(613,428)	(667,575)	(1,685,733)	(7,447,267)
Loss on forfeiture of warrants	-	-	-	-
Loss in non-consolidated affiliate	-	(226,690)	-	(226,690)
Financing costs	-		106,659	432,819
Total other income (expense)	(613,428)	(894,265)	(1,579,074)	(7,241,138)

Loss from operations	(2,637,241)	(2,211,453)	(10,560,426)	(13,372,790)

Provision for income taxes	-	-	-	-
Net loss attributable to common stockholders	(2,637,241)	(2,211,453)	(10,560,426)	(13,372,790)

Net loss per common share - basic and dilutive	$(0.06)	$(0.05)	$(0.24)	$(0.31)

Weighted average shares outstanding	43,415,513	43,415,513	43,415,513	43,415,513

A summary of the components of other comprehensive loss:
Net loss for common stockholders	(2,637,241)	(2,211,453)	(10,560,426)	(13,372,790)
Foreign currency translation loss	(3,745)	(3,745)	(11,631)	(11,631)
Comprehensive loss	(2,640,986)	(2,215,198)	(10,572,057)	(13,384,421)

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

TWL Corporation and Subsidiaries
Restated Consolidated Balance Sheet
Unaudited

	As of December 31, 2006
	As Previously
	Reported	As Restated
ASSETS
Current assets
Cash and cash equivilents	$1,605,895	$1,605,895
Accounts receiveable, net	3,352,817	3,352,817
Inventory, net	890,308	890,308
Prepaid expenses and other current assets	179,898	179,898
Total current assets	6,028,918	6,028,918

Property and equipment, net	4,735,832	6,316,440
Other assets	395,672	-
Total assets	71,590	1,102,997
	$11,232,012	$13,448,355

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$1,600,000	$1,600,000
Notes payable - current	511,038	5,011,038
Notes payable - related parties	525,649	525,649
Accounts payable	4,345,085	4,345,085
Accrued expenses	8,332,982	7,560,519
Interest payable	654,727	654,727
Deferred revenue	3,980,516	3,980,516
Capital lease - current	1,243,430	1,243,430
Total current liabilities	21,193,427	24,920,964
Long-term liabilities
Obligations under capital leases	11,410,678	11,410,678
Convertible notes payable	4,500,000	-
Note payable	2,500,000	2,129,629
Other long-term liabilities	62,750	62,750
Total long-term liabilities	18,473,428	13,603,057

Total liabilities	39,666,855	38,524,021

Contingently redeemable equity	800,000	-

Stockholders' deficit
Preferred stock, series A, 10,000,000 shares no par authorized; 3,460.000 shares issued and outstanding	3,460,000	3,460,000
Common stock, 750,000,000 shares authorized at no par value, 43,415,513 shares issued and outstanding	36,964,132	41,937,972
Accumulated deficit	(69,592,820)	(70,469,883)
Deferred financial advisor fees	(62,400)	-
Other comprehensive loss	(3,755)	(3,755)
Total stockholders' deficit	(29,234,843)	(25,075,666)

Total liabilities and stockholders' deficit	$11,232,012	$13,448,355

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

TWL Corporation and Subsidiaries
Restated Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	For the Three Months		For the Six Months
	Ended December 31, 2006		Ended December 31, 2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Revenue
Subscription	$2,730,287	$2,730,287	$5,681,753	$5,681,753
Single event	2,253,205	2,253,205	5,241,896	5,241,896
Production	716,730	716,730	1,050,694	1,050,694
Other	642,338	642,338	1,146,907	1,146,907
Total revenue, net	6,342,560	6,342,560	13,121,250	13,121,250
Cost of revenues	(1,849,184)	(1,849,184)	(2,974,367)	(2,974,367)
Gross profit	4,493,376	4,493,376	10,146,883	10,146,883

Expense
Salaries and benefits	4,399,465	4,399,465	8,670,343	8,670,343
Professional fees	859,751	859,751	1,138,727	1,138,727
Selling, general & administrative	2,120,661	1,238,768	3,405,780	2,509,487
Impairment of program inventory	-	-	-	2,142,145
Depreciation and amortization	971,313	250,774	2,136,841	500,645
Total expenses	8,351,190	6,748,758	15,351,691	14,961,347

Loss from operations	(3,857,814)	(2,255,382)	(5,204,808)	(4,814,464)

Other income (expense)
Interest, net	(563,027)	(619,193)	(1,362,972)	(4,819,692)
Financing Costs	-	-	(3,460,000)	-
Gain (loss) on forfeiture of warrants	-	-	254,011	(1,960,000)
Gain on change in derivative valuation	-	-	119,925	-
Financing costs	49,774	49,774	106,659	432,819
Total other income (expense)	(513,253)	(569,419)	(4,342,377)	(6,346,873)

Loss from continuing operations before tax	(4,371,067)	(2,824,801)	(9,547,185)	(11,161,337)

Provision for income taxes	-	-	-	-
Net loss attributable to common stockholders	(4,371,067)	(2,824,801)	(9,547,185)	(11,161,337)

Net loss per common share - basic and dilutive	$(0.10)	$(0.07)	$(0.22)	$(0.26)

Weighted average shares outstanding	43,415,513	43,415,513	43,415,513	43,415,513

A summary of the components of other comprehensive loss:
Net loss for common stockholders	(4,371,067)	(2,824,801)	(9,547,185)	(11,161,337)
Foreign currency translation loss	(5,609)	(5,609)	(7,885)	(7,885)
Comprehensive loss	(4,376,676)	(2,830,410)	(9,555,070)	(11,169,222)

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

TWL Corporation and Subsidiaries
Restated Consolidated Balance Sheet
Unaudited

	As of September 30, 2006
	As Previously
	Reported	As Restated
ASSETS
Current assets
Cash and cash equivilents	$1,116,737	$1,116,737
Accounts receiveable, net	5,247,518	5,247,518
Inventory, net	833,753	833,753
Prepaid expenses and other current assets	196,033	196,033
Total current assets	7,394,041	7,394,041

Property and equipment, net	4,909,967	6,545,713
Program inventory, net	1,171,350	-
Other assets	71,590	1,199,692
Total assets	$13,546,948	$15,139,446

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Notes payable - current	$1,083,002	$5,583,002
Notes payable - related parties	543,943	543,943
Accounts payable	6,474,269	6,474,269
Accrued expenses	4,868,249	4,963,279
Accrued expenses - related parties	218,881	218,881
Interest payable	402,948	402,948
Deferred revenue	4,165,271	4,165,271
Capital lease - current	1,221,163	1,221,163
Total current liabilities	18,977,726	23,572,756
Long-term liabilities
Obligations under capital leases	11,730,012	11,730,012
Convertible notes payable	4,500,000	-
Note payable	2,500,000	2,094,907
Other long-term liabilities	58,000	58,000
Total long-term liabilities	18,788,012	13,882,919

Total liabilities	37,765,738	37,455,675

Contingently redeemable equity	800,000	-

Stockholders' deficit
Preferred stock, series A, 10,000,000 shares no par authorized; 3,460.000 shares issued and outstanding	3,460,000	3,460,000
Common stock, 750,000,000 shares authorized at no par value, 42,965,513 shares issued and outstanding	36,817,909	41,791,749
Accumulated deficit	(65,221,753)	(67,569,832)
Deferred financial advisor fees	(76,800)	-
Other comprehensive loss	1,854	1,854
Total stockholders' deficit	(25,018,790)	(22,316,229)

Total liabilities and stockholders' deficit	13,546,948	15,139,446

TWL Corporation
Notes to Consolidated Financial Statements
June 30, 2007

TWL Corporation and Subsidiaries
Restated Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	For the Three Months Ended
	September 30, 2006
	As Previously
	Reported	As Restated

Revenue
Subscription	$2,951,466	$2,951,466
Single event	2,988,691	2,988,691
Production	333,964	333,964
Other	504,569	504,569
Total revenue, net	6,778,690	6,778,690
Cost of revenues	(1,125,183)	(1,125,183)
Gross profit	5,653,507	5,653,507

Expense
Salaries and benefits	4,270,878	4,270,878
Professional fees	278,976	278,976
Selling, general & administrative	1,285,119	1,270,719
Impairment of program inventory	-	2,142,145
Depreciation and amortization	1,165,528	249,871
Total expenses	7,000,501	8,212,589

Loss from operations	(1,346,994)	(2,559,082)

Other income (expense)
Interest, net	(799,945)	(4,200,499)
Financing costs	(3,460,000)	-
Gain (loss) on forfeiture of warrants	254,011	(1,960,000)
Gain on change in derivative valuation	119,925	-
Gain on settlement of accounts	56,885	383,045
Total other income (expense)	(3,829,124)	(5,777,454)

Loss from continuing operations before tax	(5,176,118)	(8,336,536)

Provision for income taxes	-	-
Net loss attributable to common stockholders	(5,176,118)	(8,336,536)

Net loss per common share - basic and dilutive	$(0.12)	$(0.19)

Weighted average shares outstanding	42,965,513	42,965,513

A summary of the components of other comprehensive loss:
Net loss for common stockholders	(5,176,118)	(8,336,536)
Foreign currency translation loss	(2,276)	(2,276)
Comprehensive loss	(5,178,394)	(8,338,812)