Form 10QSB
period 2007-09-30
TWL CORP
filed 2007-11-14
CIK 101704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of September 30, 2007; 188,878,008 shares of the issuer’s common stock, were outstanding.

TWL CORPORATION AND SUBSIDIARIES

Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as “we”, “us”, “our company”, “TWL” or “the Company.”

THIS FORM 10-QSB FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL” OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS.  HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

TWL Corporation and Subsidiaries
Consolidated Balance Sheet
Unaudited

September 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$351,426
Accounts receivable, net of allowance for doubtful accounts of $483,344	2,660,799
Inventory, net	773,451
Prepaid expenses and other current assets	674,262
Total current assets	4,459,938

Property and equipment, net	5,292,250
Loan origination costs	827,614
Other assets	70,590
Total assets	$10,650,392

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$942,290
Notes payable, net of unamortized discount of $288,889	809,404
Notes payable - related parties, net of unamortized discount of $255,036	723,981
Accounts payable	3,940,184
Accrued expenses	6,999,052
Interest payable including amount due to related parties of $1,178,185	1,473,555
Deferred revenue	4,600,562
Current portion of obligations under capital leases	1,312,698
Total current liabilities	20,801,726
Long-term liabilities
Obligations under capital leases - less current portion	10,417,313
Notes payable - less current portion, net of unamortized discount of $264,815	1,162,682
Notes payable - related parties, less current portion, net of unamortized discount of $637,355	4,284,520
Other long-term liabilities	62,750
Total long-term liabilities	15,927,265
Total liabilities	36,728,991

Commitments and contingencies

Stockholders' deficit
Preferred stock:
Series A, 10,000,000 shares authorized, no par value; 1,500,000 shares issued and outstanding; liquidated preference of $1.00 per share, plus accrued unpaid dividends	1,875,000
Series B, 2,800,000 shares to be issued and outstanding; liquidated preference of $1.00 per share, plus accrued unpaid dividends	6,533,333
Common stock, 750,000,000 shares authorized; 188,878,008 shares issued and outstanding	48,242,698
Accumulated deficit	(82,708,396)
Other comprehensive loss	(21,234)
Total stockholders' deficit	(26,078,599)

Total liabilities and stockholders' deficit	$10,650,392

The accompanying notes are an integral part of this consolidated financial statement

TWL Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	Three Months ended
	September 30,
	2007	2006
Revenues, net:
Subscription	$2,614,908	$2,951,466
Single event	1,636,715	2,988,691
Production	427,627	333,964
Other	575,258	504,569
Total revenues, net	5,254,508	6,778,690

Cost and Expenses:
Royalty, printing, delivery and communications costs	1,167,646	1,125,183
Salaries and benefits	4,965,310	4,270,878
Selling, general & administrative excluding salaries and benefits	1,366,067	1,549,695
Amortization of program inventory	-	2,142,145
Depreciation & amortization	251,417	249,871
Total costs and expenses	7,750,440	9,337,772

Loss from operations	(2,495,932)	(2,559,082)

Other income (expense):
Interest, net	(464,731)	(4,200,499)
Interest, net - related party	(281,180)	-
Loss in non-consolidated affiliate	(34,686)	-
Loss on refinancing of debt	-	(1,633,840)
Other income	55,836	56,885
Total other expense	(724,761)	(5,777,454)

Loss from operations	(3,220,693)	(8,336,536)

Provision for income taxes	-	-
Net loss attributable to common stockholders	$(3,220,693)	$(8,336,536)

Net loss per common share - basic and dilutive	$(0.02)	$(0.19)

Weighted average shares outstanding	180,530,179	42,965,513

Components of other comprehensive loss for the three months ended September 30, 2007 and 2006:
	Three Months ended
	September 30,
	2007	2006
Net loss attributable to common stockholders	$(3,220,693)	$(8,336,536)
Foreign currency translation loss	(6,379)	(2,276)
Comprehensive loss	$(3,227,072)	$(8,338,812)

The accompanying notes are an integral part of this consolidated financial statement

TWL Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	Three Months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,220,693)	$(8,336,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	251,417	249,897
Foreign currency translation adjustments	(6,379)	(2,276)
Amortization of program inventory	-	2,142,145
Common stock issued for services	-	126,000
Employee stock based compensation	442,102	206,813
Amortization of debt origination costs	107,945	32,231
Amortization of debt discount	136,215	5,370,580
Gain on settlement of accounts payable	(55,337)	(56,885)
Changes in current assets and liabilities:
Accounts receivable	(22,068)	(2,566,963)
Prepaid expenses and other current assets	(108,477)	(67,012)
Other assets	-	(327,000)
Accounts payable and accrued expenses	(195,615)	483,651
Inventory	11,696	86,305
Deferred revenue	710,380	656,098
Interest payable	283,489	234,198
Net cash used in operating activities	(1,665,325)	(1,768,754)

Cash flows from investing activities:
Purchases of property and equipment	(61,516)	-
Net cash used in investing activities	(61,516)	-

Cash flows from financing activities:
Capital lease payments	(313,615)	(291,746)
Net payments on line of credit	(117,825)	521,683.00
Borrowings under notes	-	2,500,000
Payments on notes payable	(128,690)	(25,785)
Sale of common stock	1,290,000	-
Net cash provided by financing activities	729,870	2,704,152

Net increase (decrease) in cash	(996,971)	935,398
Cash at beginning of period	1,348,397	181,339
Cash at end of period	$351,426	$1,116,737

Supplemental information:
Interest paid	$305,894	$239,754
Common stock issued for conversion of notes payable	280,000	-
Beneficial conversion on convertible debentures	-	3,725,166
Preferred stock issued for debt origination costs	-	833,333
Deemed dividend on preferred stock	-	250,000
Series A preferred stock issued in connection with debt transactions	-	3,210,000
Warrants surrendered in debt transaction	-	(326,160)

The accompanying notes are an integral part of these consolidated financial statements

     TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

Note 1 - Business and Basis of Presentation

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

The information furnished herein was taken from the books and records of the Company without audit.  However, in the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. This includes normal and recurring adjustments.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.  The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Loss Per Share

Basic loss per common share is computed by dividing net loss available for common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss available for common stockholders by the weighted-average common shares and dilutive common share equivalents outstanding during the period.  As all common stock equivalents would be anti-dilutive, basic loss per share is the same as dilutive loss per share. Potential shares from the conversion of notes and exercise of options and warrants total 112,586,520 at September 30, 2007.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and costs during the reporting periods.  Actual results could differ from those estimates.  On an ongoing basis, the Company reviews its estimates based on information that is currently available.  Changes in facts and circumstances may cause the Company to revise its estimates.  Significant estimates include revenue recognition, valuation and allocation of the purchase consideration of the assets and liabilities and assets acquired in business combinations and equity investments in associated companies, our determination of fair value of common stock issued in business combinations and equity investments in associated companies, and the annual valuation and review for impairment of assets acquired and of long-lived assets.

Note 2 – Going Concern Uncertainty

During the three month period ended September 30, 2007 the Company incurred a net loss of $3,220,693 and experienced a cash flow deficit from its operations, in the amount of $1,665,325. As of September 30, 2007 the Company had a cash balance of $351,426 and a negative working capital balance of $16,341,788.  The negative working capital is attributable to extending payments to vendors, increased accrued expenses and increased short-term borrowings. It is anticipated that such losses and cash flow deficits will continue in the near future. The Company plans to raise additional funds through the sale of its common stock. The proceeds will be used for general working capital purposes. There can be no assurance that this effort will be successful.

Currently, we do not have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.  We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  Based on our cash balance at November 1, 2007, we will not be able to sustain operations for more than two months without additional sources of funding.  To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock and collections on accounts receivable. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  This raises substantial doubt about our ability to continue as a going concern.

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

Note 3 – Related Party Transactions

On April 26, 2007, the board of directors of the Company appointed Laird Q. Cagan (Mr. Cagan) as a director of the Company.  There are no understandings or arrangements between Mr. Cagan and any other person pursuant to which Mr. Cagan was selected as a director.  Mr. Cagan is the cousin of Dennis J. Cagan, the Company’s Chief Executive Officer, President and a member of the board of directors.  Mr. Cagan is the general partner of Trinity Investments GP, an entity which, in March 2007, acquired the debt previously issued to Palisades Master Fund, Ltd., (Palisades) with a face value of $4,500,000.  This entity also entered into a debt financing transaction pursuant to which the Company received proceeds totaling $1,125,000 through September 30, 2007.  In connection with this transaction and the transfer of the Palisades notes payable, the Company also transferred 2,800,000 preferred shares and reduced the conversion into common stock price to $0.03 per share.  In fiscal 2007, the Company recorded a deemed dividend for the reduction in conversion price totaling $3,725,000.  Interest expense on the notes for the three months ended September 30, 2007 totaled $281,180.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

Note 4 –  Notes Payable

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

As of September 30, 2007, the balance owed on the Laurus Secured Note was $2,117,500.

The principal amount of the Revolving Note carries an interest rate of prime plus two percent (the Revolving Note Rate) subject to adjustment, and we must make said monthly interest payments, payable in arrears, commencing September 1, 2006.  Furthermore, the Revolving Note Rate shall not at any time be less than nine percent (9.0%).  The Company may prepay the Revolving Note at any time without penalty.  The availability under the Revolving Note is subject to a borrowing base formula based on eligible inventory and accounts receivable.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

We also have granted Laurus a right of first refusal with respect to any debt or equity financings, with such restriction being in effect for no longer than 2 years after the closing date, of the Laurus financing.

Notes Payable To Related Party

TIGP

In March 2007, Palisades transferred its note and the preferred stock to Trinity Investments GP (TIGP), a related party. See note 3.

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

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

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

As of September 30, 2007, the balance owed on the TIGP convertible notes due March 31, 2010 was $4,500,000 and the balance owed on the TIGP convertible notes due March 31, 2011 was $1,125,000.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

As of September 30, 2007, convertible debt and notes payable consists of the following:

September 30, 2007
Bank notes payable; secured by Company vehicle, interest at 9.5% per anum, monthly payment of $574, matures October 2006	$8,290

Junior secured convertible note payable to a related party, due March 31, 2010, interest at 15% per annum, convertible at $0.03 per share	4,500,000

Junior secured convertible note payable to a related party, due March 31, 2011, interest at 15% per annum, convertible at $0.03 per share, four year warrants to purchase 15,000,000 shares of common stock at $0.03 per share	1,125,000

Senior secured term note payable, due August 31, 2009, interest at prime + 3%; Rate as of June 30, 2007 is 11.25%	2,117,500

Convertible notes payable to third parties, interest at 9% per annum, principal and interest due January 7, 2006, past due, convertible at $0.45 per share, warrants are for three years to purchase 1,476,027 shares of common stock at $0.25 per share	400,000

Note payable to related party, due December 31, 2004, past due, unsecured, interest at 6% per annum	24,444

Notes payable to a related party; unsecured, interest at 8% per annum on $94,777; non-interest bearing on $76,447, payable on demand	186,448

Note payable to a related party, unsecured, non-interest bearing, due December 31,2006, past due	25,000

Convertible note payable to a related party for IRCA purchase; due December 31, 2005, past due, unsecured, non-interest bearing convertible at $0.01 per share	20,000

Convertible note payable to a related party for Riverbend purchase, due December 31, 2006, past due, unsecured, non-interest bearing convertible at $0.01 per share	20,000

Total notes payable	8,426,682
Less: current maturities	2,077,310
Long-term notes payable	$6,349,372

Maturity schedule for notes payable:

Fiscal Year
2008	$2,077,310
2009	3,375,000
2010	2,974,372
Total	$8,426,682

Note 5 – Line of Credit

Terms

The balance of the revolving note (LOC) at September 30, 2007 totaled $942,290.  The LOC has a maximum facility of $5,000,000 subject to borrowing base computations.  The LOC bears interest at prime plus 2% (9.75 at September 30, 2007).  The LOC is secured by substantially all the assets of the Company.

Note 6 – Stock Option Plan

As of September 30, 2007, an aggregate of 100,000,000 shares of our common stock are currently authorized for issuance pursuant to our 2002 Stock Plan. This plan was approved on December 2, 2002, at a special meeting of our shareholders. The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 3,000,000 shares, plus (b) an annual 500,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the 2002 Stock Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 6,000,000 shares, plus (b) an annual 1,000,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest pro rata over a 48 month period and are typically issued with a four to seven year term.  In some cases, selected officers and directors have been given accelerated vesting schedules.

The Company issued stock options to employees, officers and directors. The following schedule summarizes the activity for the three months ended September 30, 2007:

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at June 30, 2007	70,930,148	$0.09
Granted	14,779,409	0.06
Exercised	-	-
Canceled	(1,869,388)	0.10
Outstanding at September 30, 2007	83,840,169	$0.08
Exercisable at September 30, 2007	20,049,100	$0.14
The following schedule summarizes information at September 30, 2007:

	Options Outstanding		Options Exercisable

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Yrs)	Number of Options	Weighted Average Exercise Price

$0.05 - 0.09	77,851,180	$0.07	7	14,823,705	$0.06
$0.16 - 0.27	3,719,989	0.21	3	3,008,627	0.21
$0.50	2,169,000	0.50	2	2,116,768	0.50
$0.85	100,000	0.85	2	100,000	0.85

	83,840,169	$0.08		20,049,100	$0.14

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123(R). SFAS 123(R) requires stock based compensation expense to be recognized for all share based payments.  Stock based compensation expense of $442,102 and $206,813 was recognized for the three months ended September 30, 2007 and 2006, respectively.  The estimated fair value of options and warrants is amortized to expense using the straight-line method over the vesting period.  The expense was calculated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,
	2007	2006
Risk-free interest rate	4.05-4.68%	3.61%
Dividend yield	Nil	Nil
Volatility	186-193%	120%
Expected life	2 - 7 years	4 years

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

Note 7 – Warrants

The Company has issued warrants for purchase of its common stock to investors and service providers in connection with its financing activities. The activity for the three months ended September 30, 2007 and the principal terms of the warrants are summarized below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at June 30, 2007	45,017,684	$0.29
Granted	-
Exercised	-
Canceled	(16,271,333)	0.07
Outstanding at September 30, 2007	28,746,351	$0.42

Range of Exercise Price	Number of Warrants Outstanding	Average Exercise Price	Exercisable Through

$0.03 - 0.14	1,666,667	$0.03	October 2007
$0.15 - 0.19	250,000	$0.15	March 2008
$0.20 - 0.24	937,500	$0.20	March 2008 - March 2010
$0.25 - 0.29	17,817,066	$0.26	October 2007 - July 2010
$0.30 - 0.34	601,818	$0.31	March 2008 - July 2010
$0.80 - 1.00	7,473,300	$0.96	November 2007 - October 2010
	28,746,351	$0.42

Note 8 – Common Stock and Preferred Stock

Common Stock:

We are authorized to issue up to 750,000,000 shares of common stock.

Preferred Stock:

We are authorized to issue up to 10,000,000 shares of preferred stock.

We executed an agreement to exchange 2,800,000 Series B preferred shares for the return of 2,800,000 Series A preferred shares.  The Series A preferred shares bear 7% per annum cumulative dividends and are convertible into common shares at $0.08 per share.  The Series B preferred shares bear 7% cumulative dividends and are convertible into common shares at $0.03 per share.  The Series B shares are non-voting.  The preferred shares are non-voting.  Dividends accrued, but were not paid on the Series A and B shares totaled $342,417 at September 30, 2007.

As of September 30, 2007, the Company has sold 135,566,667 shares of no par value common stock at a price of $0.03 per share pursuant to its private placement offering. As of September 30, 2007, the Company has received aggregate gross proceeds of $4,067,000 pursuant to this offering. During the quarter ended September 30, 2007 the Company received $1,290,000 in gross proceeds from the sale of its common stock.

On July 7, 2007, a note holder converted $280,000 into 9,333,333 common shares.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

Note 9 – Subsequent Events

On October 19, 2007 TWL Corporation (the “Company”) filed a preliminary information statement – Schedule PRE14C with the Securities and Exchange Commission. The Company gave notice that it intends to take the following actions pursuant to the written consent of a stockholders holding a majority of the outstanding shares of common stock, in lieu of a special meeting of the stockholders. The Company is expected to take the following actions during the second quarter of 2008:
1.	Amend the Certificate of Incorporation to effect a 1-for-20 reverse stock split of TWL Corporation’s outstanding common stock
2.	Change the Company’s domicile from Utah to Nevada.

From October 1, 2007 thru October 30, 2007, the Company raised an additional $500,000 from the sale of common stock to accredited investors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our fiscal year ends on June 30.  This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB (the “Quarterly Report”) contain forward looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by this forward looking information.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 under the heading Information Regarding Forward-Looking Statements and elsewhere.  Investors should review this Quarterly Report in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock.  This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Overview

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Currently, we do not have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.  We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  Based upon our cash balance at November 1, 2007, we will not be able to sustain operations for more than two months without additional sources of funding.  To meet our present and future liquidity requirements, we will continue to seek conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries and collections on accounts receivable.  There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term.  If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  This raises substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

Results of Operations for the Quarters ended September 30, 2007 and 2006

Statement of Operations for
Three Months Ending September 30	2007	2006	Change	%
Revenues, net	$5,254,508	$6,778,690	$(1,524,182)	22%

Cost and expenses:
Royalty, printing, delivery and communication costs	1,167,646	1,125,183	42,463	4%
Salaries and benefits	4,965,310	4,270,878	694,432	16%
Selling, general & administrative excluding salaries and benefits	1,366,067	1,549,695	(183,628)	12%
Amortization of program inventory	-	2,142,145	(2,142,145)	-
Depreciation and amortization	251,417	249,871	1,546	1%
Total expenses	$7,750,440	$9,337,772	$(1,587,332)	17%
Loss from operations	$(2,495,932)	$(2,559,082)	$63,150	2%
Other income (expense):
Interest, net	(464,731)	(4,200,499)	3,735,768	89%
Interest, net - related party	(281,180)	-	(281,180)	-
Loss on non-consolidated affiliate	(34,686)	-	(34,686)	-
Loss on refinance of debt	-	(1,633,840)	1,633,840	-
Other income	55,836	56,885	(1,049)	2%
Total other income (expense)	$(724,761)	$(5,777,454)	$5,052,693	87%
Net loss	$(3,220,693)	$(8,336,536)	$5,115,843	61%

Revenue
The Company has experienced a decrease in its subscription customer base as well as reduced single event sales. The combination of these factors and price discounting has resulted in the overall decline in revenue.  The Company has modified its sales and marketing efforts in order to prevent further erosion of the customer base.

Cost and expenses
The Company has been discounting many of its product offerings in order to retain existing customers. Consequently, the Company is experiencing lower profit margins on some of its products.
Salaries and benefit costs have increased this year over last year due to increased headcount and related benefits primarily because of additions to our sales and marketing divisions. On September 28, 2007 the Company reduced its workforce by 29 individuals. The reduction in force should reflect cost savings in future periods estimated at $2.4 million annually.
Selling, general and administrative are less this year due to decreased property and real estate taxes, occupancy expenses and contract labor.
Amortization of program inventory decreased $2,142,145 due to the unamortized balance at June 30, 2006 being fully amortized during the first quarter of fiscal 2007. Capitalized amounts related to the purchase price allocation in connection with a purchase transaction in fiscal 2005 and no additional amounts have been capitalized.
Interest expense in the prior year included non-cash recording of $3,600,055 for debt discount on a note payable. Net cash interest expense of $295,814 and $262,779 was paid in the three months ended September 30, 2007 and 2006, respectively.
The loss on refinancing of debt in the prior year is for the value of preferred stock issued for an agreement to subordinate debt.
The gain on settlement of accounts relates to trade vendor payables settled for amounts less than owed. We do not anticipate continued gain on settlement of trade vendor accounts..

Liquidity and Capital Resources

Our expenses are currently greater than our revenue.

During the three month period ended September 30, 2007 the Company incurred a net loss of $3,220,693 and experienced a cash flow deficit from its operations, in the amount of $1,665,325. As of September 30, 2007 the Company had a cash balance of $351,426 and a negative working capital balance of $16,341,788.  The negative working capital is attributable to extending payments to vendors, increased accrued expenses and increased short-term borrowings. In an effort to preserve cash, the Company has delayed scheduled payments to many of its trade vendors. It is anticipated that such losses and cash flow deficits will continue in the near future. The Company plans to raise additional capital through the sale of its common stock. There can be no assurance that these efforts will provide sufficient working capital.

Working Capital at September 30	2007
Current assets	$4,459,938
Current liabilities	20,801,726
Working Capital	(16,341,788)

We continue to have negative cash flow from our operations, but have been able to raise additional capital this year by selling our common stock. Proceeds were used for general working capital purposes.

Cash Flows for the Three Months
Ending September 30	2007	2006	Change	%
Cash flows used in operating activities	$(1,665,325)	$(1,768,754)	$103,429	6%
Cash flows used in investing activities	(61,516)	-	(61,516)	-
Cash flows provided by financing activities	729,870	2,704,152	(1,974,282)	73%

As a professional services organization we are not capital intensive.  Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth.

We continued to seek equity and debt financing in fiscal 2008 to support our growth and to finance proposed acquisitions.

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

Debt owed to unrelated parties

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

As of September 30, 2007, the balance owed on the Laurus Secured Note was $2,117,500.

The principal amount of the Revolving Note carries an interest rate of prime plus two percent (the Revolving Note Rate) subject to adjustment, and we must make said monthly interest payments, payable in arrears, commencing September 1, 2006.  Furthermore, the Revolving Note Rate shall not at any time be less than nine percent (9.0%).  The Company may prepay the Revolving Note at any time without penalty.  The availability under the Revolving Note is subject to a borrowing base formula based on eligible inventory and accounts receivable.

We also have granted Laurus a right of first refusal with respect to any debt or equity financings, with such restriction being in effect for no longer than 2 years after the closing date, of the Laurus financing.

Debt owed to related parties

In March 2007, Palisades transferred its note and the preferred stock to Trinity Investments GP (TIGP), a related party. .

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

As of September 30, 2007, the balance owed on the TIGP convertible notes due March 31, 2010 was $4,500,000 and the balance owed on the TIGP convertible notes due March 31, 2011 was $1,125,000.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash.  To sustain operations our material assets are pledged as security for the Laurus credit facility.  We do not have an established source of revenues sufficient to cover our operating costs that will allow us to continue as a going concern.  We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Based upon our cash balance at November 1, 2007, we will not be able to sustain operations for more than 2 months without additional sources of financing.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that will have a current or future effect on our financial condition, revenues, operating results, liquidity or capital expenditures

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
See section Item 3 “Legal Proceedings” in our Annual Report filed with the SEC on Form 10-KSB on October 12, 2007.

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
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
See section Item 4 “Submission of Matters to a Vote of Security Holders” in our Annual Report filed with the SEC on Form 10-KSB on  October 12, 2007.

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

TWL CORPORATION

November 14, 2007	By:	/s/ Dennis J. Cagan
Dennis J. Cagan
Chief Executive Officer

November 14, 2007	By:	/s/ Patrick R. Quinn
Patrick R. Quinn
Chief Financial Officer