Form 10QSB
period 2007-12-31
TWL CORP
filed 2008-02-14
CIK 101704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

Commission file number 000-08924

TWL Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	73-0981865
(State or other jurisdiction ofincorporation or organization)	(IRS Employer Identification No.)

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

As of January 31, 2008, 11,843,902 shares of the issuer’s common stock were outstanding.

TWL Corporation and Subsidiaries

Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as “we”, “us”, “our company”, “TWL” or “the Company.”

THIS FORM 10-QSB FOR THE SIX MONTHS ENDED DECEMBER 31, 2007, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL” OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS.  HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

WE CAUTION THAT A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING, COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN FORWARD-LOOKING STATEMENTS:  DETERIORATION IN CURRENT ECONOMIC CONDITIONS; OUR ABILITY TO PURSUE BUSINESS STRATEGIES; PRICING PRESSURES; CHANGES IN THE REGULATORY ENVIRONMENT; OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS; INDUSTRY COMPETITION; CHANGES IN INTERNATIONAL TRADE; MONETARY AND FISCAL POLICIES; OUR ABILITY TO INTEGRATE FUTURE ACQUISITIONS SUCCESSFULLY; AND OTHER FACTORS DISCUSSED MORE FULLY IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS BELOW, AS WELL AS IN OTHER REPORTS SUBSEQUENTLY FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.  WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

TWL Corporation and Subsidiaries

TWL Corporation and Subsidiaries
Consolidated Balance Sheet

December 31,
2007
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$400,806
Accounts receivable, net of allowance for doubtful accounts of $417,893	2,774,073
Inventory, net	768,050
Prepaid expenses and other current assets	952,653
Total current assets	4,895,582
Property and equipment, net	4,962,770
Loan origination costs, net	724,670
Other assets	70,589
Total assets	$10,653,611

Liabilities and stockholders' deficit
Current liabilities:
Line of credit	$1,133,582
Notes payable, net of unamortized discount of $288,889	883,552
Notes payable - related parties, net of unamortized discount of $362,020	2,209,112
Accounts payable	4,945,571
Accrued expenses	6,159,475
Interest payable, including amount due to related parties of $1,422,789	1,765,490
Deferred revenue	4,363,832
Current portion of obligations under capital leases	1,372,597
Total current liabilities	22,833,211
Long-term liabilities:
Obligations under capital leases	10,038,080
Notes payable, net of unamortized discount of $192,593	1,047,407
Notes payable - related parties, net of unamortized discount of $890,005	2,938,120
Other long-term liabilities	62,750
Total long-term liabilities	14,086,357
Total liabilities	36,919,568
Commitments and contingencies
Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized
Series A, 1,500,000 issued and outstanding; liquidated preference of $1.00 per share, plus accrued unpaid dividends	1,875,000
Series B, 2,800,000 shares to be issued and outstanding; liquidated preference of $1.00 per share, plus accrued unpaid dividends	6,533,333
Common stock, 750,000,000 shares authorized, $0.0001 par value; 11,843,902 shares issued and outstanding	1,184
Additional paid-in capital	51,168,416
Accumulated deficit	(85,824,923)
Other comprehensive loss	(18,967)
Total stockholders' deficit	(26,265,957)
Total liabilities and stockholders' deficit	$10,653,611

The accompanying notes are an integral part of this consolidated financial statement.

TWL Corporation and Subsidiaries
Consolidated Statements of Operations

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues, net:
Subscription	$2,606,946	$2,730,287	$5,221,854	$5,681,753
Single event	2,035,983	2,253,205	3,672,698	5,241,896
Production	551,677	716,730	979,304	1,050,694
Other	1,011,608	642,338	1,586,866	1,146,907
Total revenues, net	6,206,214	6,342,560	11,460,722	13,121,250
Cost and expenses:
Royalty, printing, delivery and communications costs	1,368,693	1,849,184	2,536,339	2,974,367
Salaries and benefits	3,672,440	4,399,465	8,804,417	8,670,343
Selling, general & administrative, excluding salaries and benefits	2,651,105	2,098,519	4,227,172	3,648,214
Amortization of program inventory	-	-		2,142,145
Depreciation & amortization	342,794	250,774	594,211	500,645
Total cost and expenses	8,035,032	8,597,942	16,162,139	17,935,714
Loss from operations	(1,828,818)	(2,255,382)	(4,701,417)	(4,814,464)
Other income (expense):
Interest, net	(456,955)	(619,193)	(921,686)	(4,819,692)
Interest, net - related party	(285,495)	-	(566,675)	-
Loss in non-consolidated affiliate	(93,342)	-	(128,028)	-
Loss on refinancing of debt	-	-	-	(1,633,840)
Other income	-	49,774	55,836	106,659
Total other income (expense)	(835,792)	(569,419)	(1,560,553)	(6,346,873)
Loss before income taxes	(2,664,610)	(2,824,801)	(6,261,970)	(11,161,337)
Provision for income taxes	-	-	-	-
Net loss	$(2,664,610)	$(2,824,801)	$(6,261,970)	$(11,161,337)

Net loss per common share - basic and dilutive	$(0.23)	$(1.30)	$(0.61)	$(5.17)

Weighted average shares outstanding	11,418,902	2,170,776	10,312,734	2,159,076

The accompanying notes are an integral part of these consolidated financial statements.

TWL Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended
	December 31,
	2007	2006
	(unaudited)	(unaudited)

Operating activities:
Net loss	$(6,261,970)	$(11,161,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	594,211	500,645
Foreign currency translation adjustments	(4,112)	(7,885)
Amortization of program inventory	-	2,142,145
Common stock issued for services	1,626,667	126,000
Employee stock-based compensation	814,399	353,036
Amortization of debt origination costs	210,889	-
Amortization of debt discount	276,744	3,456,720
Loss on refinancing of debt	-	1,633,840
Gain on settlement of accounts payable	(55,337)	(106,659)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(135,342)	(672,262)
(Increase) decrease in inventory	17,097	29,750
(Increase) decrease in prepaid expenses and other	(386,867)	11,873
Increase (decrease) in accounts payable and accrued expenses	(105,055)	766,017
Increase (decrease) in deferred revenue	473,650	471,535
Increase (decrease) in interest payable	575,424	485,977
Net cash used in operating activities	(2,359,602)	(1,970,605)
Investing activities:
Purchases of property and equipment	(74,828)	(21,666)
Net cash used in investing activities	(74,828)	(21,666)
Financing activities:
Capital lease payments	(632,949)	(588,813)
Net borrowing on line of credit	73,467	1,600,000
Borrowings under notes payable	521,426	2,500,000
Payments on notes payable	(265,105)	(94,360)
Sale of common stock	1,790,000	-
Net cash provided by financing activities	1,486,839	3,416,827
Net increase (decrease) in cash and cash equivalents	(947,591)	1,424,556
Cash and cash equivalents at beginning of period	1,348,397	181,339
Cash and cash equivalents at end of period	$400,806	$1,605,895
Supplemental disclosures of cash flow information:
Total cash paid during the period for interest	$595,365	$403,910
Common stock issued for conversion of notes payable	280,000	-
Beneficial conversion on convertible debentures	292,302	3,725,166
Preferred stock issued for debt origination costs	-	833,333
Deemed dividend on preferred stock	-	250,000
Series A preferred stock issued in connection with debt transactions	-	3,210,000
Warrants surrendered in debt transaction	-	(326,160)

The accompanying notes are an integral part of these consolidated financial statements.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

Note 1 – Business and Basis of Presentation

TWL Corporation (“TWL” or the “Company”) is creating a global learning company by acquiring operating subsidiaries that specialize in educational and training content, delivery, and services for particular industries or that target a particular segment of the workforce.  The Company believes that there are product and service synergies between and among our various subsidiaries that position us to create a global learning company that can provide integrated learning services to corporations, organizations, educational institutions, and individual learners, using a variety of delivery technologies, platforms and methods to meet the growing need for global learning solutions.  The Company believes that it will be one of the first companies to be able to serve major multinational employers at multiple levels of their organizations and assist these customers to meet the challenges of a major turnover in the world’s workforce over the coming decade. Factors such as demographics, technology, and globalization will require enterprises, organizations and governments around the world to invest in human capital to remain competitive.

We operate through our primary operating subsidiary, TWL Knowledge Group, Inc., formerly Trinity Workplace Learning Corporation, located in our 205,000 square foot digital multimedia production center in Carrollton, Texas, in the greater Dallas metropolitan area.  At this global learning center we create, distribute, and archive rich media for workplace learning and certification for approximately 2,000 corporate, institutional, and government customers in healthcare, industrial services, and public safety including homeland security, first responders, and federal agencies.  We distribute content to our customers through a variety of learning media including satellite, broadband, e-learning, CD-ROM, and DVD.  Our proprietary brands include the Law Enforcement Training Network, HomelandOne, the Fire and Emergency Training Network, and others.  In our healthcare division, we participate in 17 distinct accreditations for medical-related continuing professional education and certification.  While our strategic focus is to grow our assets and operations in North America, we continue to maintain ownership positions in small operating subsidiaries in Australia.

These financial statements include the accounts of TWL and its consolidated subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. This includes normal and recurring adjustments.

The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

Net Loss per Share

Basic net loss per share amounts are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share amounts are computed by dividing net loss available to common stockholders by the weighted average number of common shares and common stock equivalents outstanding during the period.  Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss per common share.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and notes payable and the exercise of outstanding options and warrants.  As the Company incurred losses in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect.  Therefore, basic and diluted per share amounts are the same in all periods presented.  The aggregate number of common stock equivalents excluded from the diluted net loss per share calculation was 15,812,500 and 13,104,167 for the periods ended December 31, 2007 and 2006, respectively.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and costs during the reporting periods.  Actual results could differ from those estimates.  On an ongoing basis, the Company reviews its estimates based on information that is currently available.  Changes in facts and circumstances may cause the Company to revise its estimates.  Significant estimates include revenue recognition, valuation and allocation of the purchase consideration of the assets and liabilities and assets acquired in business combinations and equity investments in associated companies, our determination of fair value of common stock issued in business combinations and equity investments in associated companies, and the annual valuation and review for impairment of assets acquired and of long-lived assets.  Actual results could differ from estimates under different assumptions and conditions, and such results may affect income, financial position or cash flows.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R requires stock-based compensation expense to be recognized for all share-based payments. Stock-based compensation expense for the three and six month periods ended December 31, 2007 and 2006 is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Vested shares	$61,206	$118,109	$209,336	$305,012
Unvested shares	311,091	28,114	605,063	48,024
Total	$372,297	$146,223	$814,399	$353,036

The estimated fair value of options and warrants is amortized to expense using the straight-line method over the vesting period.  The expense for options and warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	December 31,
	2007	2006
Risk-free interest rate	4.05 - 4.68%	3.53%
Dividend yield	Nil	Nil
Volatility	157 - 193%	120%
Expected life	2 - 7 years	3 yrs

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

Note 2 – Going Concern Uncertainty

During the six month period ended December 31, 2007, the Company incurred a net loss of $6,261,970 and experienced a cash flow deficit from its operations in the amount of $2,359,602. As of December 31, 2007, the Company had a cash balance of $400,806 and a negative working capital balance of $17,937,629.  The negative working capital is attributable to extending payments to vendors, increased accrued expenses, and increased short-term borrowings. It is anticipated that such losses and cash flow deficits will continue in the near future. During the six months ended December 31, 2007, the Company received gross cash proceeds from the sale of its common stock of $1,790,000 and issued notes payable of $500,000. These proceeds will be used for general working capital purposes.

Currently, we do not have an established source of revenues sufficient to cover our operating costs to allow us to continue as a going concern.  We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  Based on our cash balance at February 1, 2008, we will not be able to sustain operations for more than one month without additional sources of funding.  To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, and collections on accounts receivable. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short-term or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  This raises substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Common Stock Split

On December 12, 2007, the Company effected a one-for-twenty reverse stock split to common shareholders. All common share and per share information referenced within this filing has been retroactively adjusted to reflect the reverse stock split.

Note 4 – Notes Payable

Borrowings under notes payable arrangements, net of unamortized discount, consisted of the following:

December 31, 2007
Notes payable:
$2,500,000 of senior secured term notes due August 31, 2009, bearing interest at prime plus 3% but never less than 9% (11.25% interest rate as of December 31, 2007) (a)	$1,508,518
$400,000 of 9% unsecured convertible notes due January 7, 2006, convertible into common stock at $9 per share, past due	400,000
Other notes payable	22,441
Total notes payable	1,930,959
Less current maturities	883,552
Long-term notes payable	$1,047,407

(a)
In August 2006, the Company entered into agreements with Laurus Master Fund, Ltd., ("Laurus"), one of which provided for a secured three-year term note with a face amount of $2,500,000, and matures on August 31, 2009.  The note carries an interest rate of prime plus three percent (but never less than nine percent), and may be prepaid at any time subject to certain redemption premiums, plus accrued interest.  The note is secured by a blanket lien on all of the Company's assets and the assets of the Company's subsidiaries.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

Note 5 – Notes Payable - Related Parties

Borrowings under notes payable arrangements with related parties, net of unamortized discount, consisted of the following:

December 31, 2007
Notes payable - related parties:
$4,500,000 of 15% senior secured convertible notes due March 31, 2010 to TIGP, convertible into common stock at $0.60 per share (a)	$4,500,000
$1,125,000 of 15% senior secured convertible notes due March 31, 2011 to TIGP, convertible into common stock at $0.60 per share (b)	296,599
$500,000 of 15% senior secured convertible notes due March 31, 2011 to TIGP, convertible into common stock at $0.60 per share (c)	76,376
6% unsecured notes due December 31, 2004, past due	22,809
8% unsecured notes payable on demand	109,972
Non-interest bearing unsecured notes payable on demand	76,476
$100,000 of non-interest bearing unsecured notes due December 31, 2006, past due	25,000
$20,000 of non-interest bearing unsecured convertible notes due December 31, 2005, convertible into common stock at $0.20 per share, past due	20,000
$20,000 of non-interest bearing unsecured convertible notes due December 31, 2006, convertible into common stock at $0.20 per share, past due	20,000
Total notes payable - related parties	5,147,232
Less current maturities	2,209,112
Long-term notes payable - related parties	$2,938,120

(a)
In March 2007, Trinity Investments GP (“TIGP”) acquired debt with a face value of $4,500,000 previously issued to Palisades Master Fund, Ltd.  The notes mature March 31, 2010, bear interest at the rate of 15% per annum, and are convertible into common stock at $0.60 per share.  The debt agreement includes an anti-dilution clause such that incremental shares may be issuable in future financing transactions.  The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc.  In April 2007, the board of directors of the Company appointed Laird Q. Cagan (Mr. Cagan) as a director of the Company. Mr. Cagan is the general partner of TIGP, and he is the cousin of Dennis J. Cagan, the Company’s Chief Executive Officer, President, and member of the board of directors.

(b)
Also in March 2007, the Company entered into a debt financing transaction with TIGP for the issuance of up to an aggregate of $4,000,000 in face amount of convertible debentures, of which the Company ultimately received gross proceeds of $1,125,000 pursuant to this agreement.  The notes mature March 31, 2011, bear interest at the rate of 15% per annum, and are convertible into common stock at $0.60 per share.  The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc.

(c)
In November 2007, the Company entered into a debt financing transaction with TIGP, in which the Company issued $500,000 of convertible debentures. The notes mature March 31, 2011, bear interest at the rate of 15% per annum, and are convertible into common stock at $0.60 per share. The convertible debentures were issued with four year warrants to purchase 333,333 shares of common stock at $0.06 per share. The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc. The Company recorded the fair value of the warrants as a debt discount of $130,636 and is amortizing this discount to interest over the life of the debt. Additionally, a beneficial conversion feature of $297,302 was recorded and is being amortized to interest over the life of the debt.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

Note 6 – Line of Credit

In August 2006, the Company entered into agreements with Laurus, one of which provided for a secured three-year revolving note (line of credit) with a maximum amount of $5,000,000, subject to borrowing base computations, and matures on August 1, 2009.  The line carries an interest rate of prime plus two percent (but never less than nine percent), and may be prepaid at any time without penalty.  The note is secured by a blanket lien on all of the Company's assets and the assets of the Company's subsidiaries.

As of December 31, 2007, the balance on the line of credit totaled $1,133,582, and carried an interest rate of 9.25%.

Note 7 – Stock Option Plan

As of December 31, 2007, an aggregate of 100,000,000 shares of common stock were authorized for issuance pursuant to the Company’s 2002 Stock Plan (the “Plan”). The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 150,000 shares, plus (b) an annual 25,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The Plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 300,000 shares, plus (b) an annual 50,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest pro rata over a 48 month period and are typically issued with a four to seven year term.  In some cases, selected officers and directors have been given accelerated vesting schedules.

The Company issued stock options to employees, officers and directors, and the following schedule summarizes the activity for the six months ended December 31, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	3,546,507	$1.80
Granted	1,311,532	1.20
Exercised	-	-
Canceled / forfeited	(128,389)	2.00
Outstanding at December 31, 2007	4,729,650	$1.63

Exercisable at December 31, 2007	1,521,866	$2.20

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

The following schedule summarizes stock option information as of December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Yrs)	Number of Options Exercisable	Weighted Average Exercise Price
$1.00 - 1.80	4,430,451	$1.40	7	1,243,330	$1.20
3.20 - 5.40	185,749	4.20	3	165,086	4.20
10.00 - 10.00	108,450	10.00	2	108,450	10.00
17.00 - 17.00	5,000	17.00	2	5,000	17.00
	4,729,650	$1.63		1,521,866	$2.20

Note 8 – Warrants

The Company has issued warrants for purchase of its common stock to investors and service providers in connection with its financing activities. The activity for the six months ended December 31, 2007, and the principal terms of the warrants are summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	2,250,884	$5.80
Granted	333,333	0.60
Exercised	-	-
Canceled	(1,324,830)	2.51
Outstanding at December 31, 2007	1,259,387	$8.09

The following schedule summarizes warrant information as of December 31, 2007:

Range of Exercise Price	Number of Warrants Outstanding	Weighted Average Exercise Price	Exercisable Through
$0.60 - 2.80	333,333	$0.60	March 2008 - November 2012
3.00 - 3.80	12,500	3.00	March 2008
4.00 - 4.80	46,875	4.00	March 2008 - March 2010
5.00 - 5.80	462,923	5.20	March 2008 - March 2010
6.00 - 6.80	30,091	6.20	March 2008 - July 2010
16.00 - 20.00	373,665	19.20	March 2008 - October 2010
	1,259,387	$8.09

Note 9 – Common Stock and Preferred Stock

During November 2007, the Company executed a migratory merger effectively relocating the Company’s state of incorporation from Utah to Nevada. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $0.0001 par value common stock.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

Common Stock:
For the three months ended December 31, 2007, the Company sold 833,334 shares of common stock at a price of $0.60 per share and received gross proceeds of $500,000.

For the six months ended December 31, 2007, the Company sold 2,983,334 shares of common stock at a price of $0.60 per share and received gross proceeds of $1,790,000.

In conjunction with the resignation of Doug Cole, former Executive Vice President, on September 5, 2007, the Company issued 166,667 shares of common stock, at a fair value of $1.00 per share, for consideration of $166,667 in lieu of compensation that would have otherwise been owed to Mr. Cole under a three-year employment agreement entered on February 1, 2006.

During the six months ended December 31, 2007, a note holder converted $280,000 into 466,667 common shares.  In addition, the Company issued 150,000 shares of common stock, with a fair value of $210,000, and 1,250,000 shares of common stock, with a fair value of $1,250,000, both in exchange for professional services.

Preferred Stock:

During April, 2007, the Company executed an agreement to exchange 2,800,000 Series B preferred shares for the return of 2,800,000 Series A preferred shares. The Company is in the process of issuing the Series B shares. The Series A preferred shares bear 7% per annum cumulative dividends and are convertible into common shares at $1.60 per share.  The Series B preferred shares bear 7% cumulative dividends and are convertible into common shares at $0.60 per share.  The Series A and Series B shares are non-voting.  Dividends accrued but not paid on the Series A and B shares totaled $417,667 as of December 31, 2007.

Note 10 – Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Net loss available to common stockholders	$(2,664,610)	$(2,824,801)	$(6,261,970)	$(11,161,337)
Foreign currency translation gain (loss)	2,267	(5,609)	(4,112)	(7,885)
Comprehensive loss	$(2,662,343)	$(2,830,410)	$(6,266,082)	$(11,169,222)

Note 11 – Severance

During the three month period ended December 31, 2007, the Company recorded severance and related benefit charges in the amount of $142,517 in connection with its previously announced reduction in staff. This is a component of the Company’s comprehensive restructuring effort as part of its overall profitability recovery plan. The severance charge included a cash component, two weeks of salary which was paid during October, and a common stock component, which is expected to be issued in the third quarter of fiscal 2008.  These charges were reported as “salaries and benefits” in the accompanying statements of operations. There is no other severance accrual recorded as of December 31, 2007 as no additional costs are expected to be incurred as a result of the reduction in staff.

Note 12 – Commitments and Contingencies

In the ordinary course of business, TWL Corporation or its subsidiaries may be named a party to various claims and/or legal proceedings.  Neither TWL Corporation nor its subsidiaries have been named in and are not aware of any matters which will result, either individually or in the aggregate, in a material adverse effect upon their financial condition or results of operations.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

Note 13 – Recent Accounting Pronouncements

In July 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax provision will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

Note 14 – Subsequent Events

On January 28, 2008, the Company entered into a debt financing transaction with TIGP, a related party, in which the Company issued $1,000,000 of convertible debentures. The debentures mature March 31, 2011, bear interest at the rate of 15% per annum, and are convertible into common stock at $0.60 per share.  The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc.

Note 15 – Restated Quarterly Financial Statements

The executive officers of the Company, after completing discussions with KBA Group LLP, its independent registered public accountants, concluded that the Company’s previously issued financial statements issued for the three months ended September 30, 2007 should no longer be relied upon as two transactions involving the issuance of common shares for services and compensation were not recorded.

During July 2007, the Company issued 150,000 shares of common stock, at $1.40 per share, in exchange for professional services. The $210,000 fair value of the common stock issued should have been included as general and administrative expense within the net loss reported on Form 10-QSB for the three months ended September 30, 2007.

During September 2007, the Company issued 166,667 shares of common stock, at a fair value of $1.00 per share, for consideration of $166,667 in lieu of compensation that would have otherwise been owed to Doug Cole, former Executive Vice President, under a three-year employment agreement entered on February 1, 2006. The fair value of the common stock issued should have been included as salaries and benefits expense within the net loss reported on Form 10-QSB for the three months ended September 30, 2007.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(unaudited)

The Company has determined that it will not issue an amended Form 10-QSB for the three months ended September 30, 2007. Instead, the restated net loss and net loss per share amounts are presented below:

	As of September 30, 2007
	As Previously Reported	As Restated

Net loss	$(3,220,693)	$(3,597,360)

Net loss per common share - basic and dilutive	(0.36)	(0.39)

Weighted average shares outstanding	9,026,509	9,227,070

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year ends June 30.  The following discussion analyzes the historical financial condition and results of operations of the Company and should be read in conjunction with our historical financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” “project,” “plan,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through the Press Releases link at www.twlk.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Overview

We are a publicly held global learning company with geographic locations in the United States and Australia. We specialize in providing technology-enabled learning and certification solutions for corporations, organizations, and individuals in multiple global industries. Historically, we have focused our marketing on medium to large businesses and organizations that wish to provide workplace training and certification to their employees in a cost effective and efficient manner.

Revenues

TWL derives its revenues primarily from service-related contracts, including operations and maintenance services and a variety of technical assistance services. The Company’s revenue consists of four main categories – Subscription, Single Event, Production, and Other. Subscription revenue is generated from contracts with customers who receive products or services for a specified time period.  Subscription products include satellite subscriptions, monthly videotape subscriptions, monthly CD-ROM subscriptions, Internet subscriptions, and training-on-demand subscriptions (tape library). Single event revenue involves the sale of products (videotapes, CD-ROM’s, etc.) to customers on a non-subscription basis. Production revenue is generated from live events or specialized production work performed for a customer, including use of studios, taping and editing services. Other revenue is derived primarily from service income which includes rents received on the sublease of unused space within our facility as well as charges to our customers for subcontractors, tape duplication, and the use of our transponder.

Costs and expenses

Costs and expenses consist of costs specifically associated with client programs and other operational expenses.  The main categories of costs and expenses follow.  Royalty, printing, delivery and communications costs include production costs, transponder lease and product development costs.  Salaries and benefits are generally the largest component of expenses, and include compensation, benefits and payroll taxes of the TWL employee base.  Selling, general and administrative, excluding salaries and benefits, costs are comprised of such expenses as professional fees, utilities, maintenance and repairs, insurance, personal and real property taxes, travel and lodging, marketing and general administrative costs. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets, which consists of three to seven years for furniture and fixtures. Amortization expense for leasehold improvements and assets held under capital leases is computed using the straight-line method over the remaining lease term or the estimated useful life of the asset, whichever is shorter, ranging from three to seven years.

Other (income) expense

Other (income) expense consists of the sum of interest expense (including related party), loss in non-consolidated affiliate, loss on refinancing of debt, and other income.  Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under notes payable and credit line obligations. Loss in non-consolidated affiliate relates to a 50%-owned joint venture in which we have significant influence and therefore record our proportionate share of equity income/losses.  We entered into the joint venture agreement in November, 2006, with operations beginning in February, 2007. Loss on refinancing of debt relates to the fiscal 2007 write-off of debt discount on the Palisades convertible debt instrument in connection with the Laurus financing offset by gains recognized on the forfeiture of warrants.

Results of Operations

The following table summarizes the financial results of the Company for the three and six months ended December 31, 2007 and 2006:

	Three months ended				Six months ended
	December 31,		2007 - 2006		December 31,		2007 - 2006
	2007	2006	Change	Percent	2007	2006	Change	Percent

Revenues, net	$6,206,214	$6,342,560	$(136,346)	-2%	$11,460,722	$13,121,250	$(1,660,528)	-13%
Cost and expenses	8,035,032	8,597,942	(562,910)	-7%	16,162,139	17,935,714	(1,773,575)	-10%
Other income (expense)	(835,792)	(569,419)	(266,373)	47%	(1,560,553)	(6,346,873)	4,786,320	-75%
Net loss	$(2,664,610)	$(2,824,801)	$160,191	-6%	$(6,261,970)	$(11,161,337)	$4,899,367	-44%

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Revenues, net. Revenues, net were $6,206,214 for the three months ended December 31, 2007 compared to $6,342,560 for the three months ended December 31, 2006, a decrease of $136,346, or 2%. Decreases in subscription, single event, and production revenue were partially offset by an increase in other revenue.

Subscription-based revenues decreased $123,341, or 5%, to $2,606,946 for the three months ended December 31, 2007 compared to $2,730,287 for the three months ended December 31, 2006. This decrease was primarily the result of lower renewal rates for our healthcare and government customers. The renewal rates did not decrease as significantly as the decrease experienced in fiscal 2007 and first quarter fiscal 2008 as we have instituted a proactive customer retention program.

Single event revenue decreased $217,222, or 10%, to $2,035,983 for the three months ended December 31, 2007 compared to $2,253,205 for the three months ended December 31, 2006. This decrease was primarily attributable to budgetary constraints in late 2007 of several large repeat customers that resulted in lower safety product sales when compared to the prior year. We believe that these constraints will lessen during the remainder of fiscal 2008 resulting in improved safety product revenue.

Production revenue decreased $165,053, or 23%, to $551,677 for the three months ended December 31, 2007 compared to $716,730 for the three months ended December 31, 2006. This decrease was attributable to lower studio rentals revenue due to fewer third party inquiries and a decrease in the seasonal volume of studio bookings for education and advertising programs.

Other revenue increased $369,270, or 57%, to $1,011,608 for the three months ended December 31, 2007 compared to $642,338 for the three months ended December 31, 2006. This increase was attributable to an agreement to sponsor a seminar for one of our customers. Revenue from this event was approximately $343,000 during the three month period ended December 31, 2007. There was no corresponding transaction during the prior year.

Cost and expenses. Cost and expenses were $8,035,032 for the three months ended December 31, 2007 compared to $8,597,942 for the three months ended December 31, 2006, a decrease of $562,910, or 7%. A primary driver behind these decreases was the comprehensive restructuring effort the Company initiated in late September, 2007, as part of its overall profitability recovery plan.  The restructuring involved more than a 21% reduction in staff effective September 28, 2007, along with plans to further reduce expenses associated with capital expenditures, travel and entertainment, sales commissions, outside contractors, employee benefits and online advertising.

Royalty, printing, delivery and communications costs decreased $480,491, or 26%, to $1,368,693 for the three months ended December 31, 2007 compared to $1,849,184 for the three months ended December 31, 2006. This decrease was primarily attributable to lower royalties paid, lower satellite broadcasting costs, and lower delivery costs incurred as a result of the decrease in single event sales and live broadcast events for the 2007 period.

Salaries and benefits decreased $727,025, or 17%, to $3,672,440 for the three months ended December 31, 2007 compared to $4,399,465 for the three months ended December 31, 2006, due in large part to the reduction in work force that took place in late September, 2007.

Selling, general and administrative, excluding salaries and benefits, increased $552,586, or 26%, to $2,651,105 for the three months ended December 31, 2007 compared to $2,098,519 for the three months ended December 31, 2006. This increase was primarily attributable to $1,250,000 in expense incurred during the 2007 period for consultants who provided the Company with investor communications and public relations with existing shareholders, brokers, dealers, and other investment professionals. In addition, the consultants assisted the Company in raising capital and enhancing the market recognition of the Company. This increase was partially offset by a decrease in overhead and support costs related to the 2007 reduction in work force.

Other income (expense).  Net other expense increased $266,373, or 47%, to $835,792 for the three months ended December 31, 2007 compared to $569,419 for the three months ended December 31, 2006. This increase was primarily attributable to an increase in interest expense, net (including related party) of $123,257, along with a loss in a non-consolidated affiliate of $93,342. The increase in interest expense was primarily due to an increase in amortization of debt discounts and loan origination costs that resulted from modifications of debt terms and incremental financing transactions that occurred subsequent to the second quarter of fiscal 2007 and, as such, these additional expenses were absent from the comparable 2006 period. Likewise, the loss in non-consolidated affiliate in the 2007 period related to the joint venture which did not commence operations until February of 2007. As such, no gain or loss from the non-consolidated affiliate was recognized in the comparable 2006 period.

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

Revenues, net. Revenues, net were $11,460,722 for the six months ended December 31, 2007 compared to $13,121,250 for the six months ended December 31, 2006, a decrease of $1,660,528, or 13%. Decreases namely in subscription and single event revenue were partially offset by an increase in other revenue.

Subscription revenue decreased $459,899, or 8%, to $5,221,854 for the six months ended December 31, 2007 compared to $5,681,753 for the six months ended December 31, 2006. This decrease was primarily the result of lower renewal rates for our healthcare and government customers. The renewal rates did not decrease as significantly as the decrease experienced in fiscal 2007 as we have instituted a proactive customer retention program.

Single event revenue decreased $1,569,198, or 30%, to $3,672,698 for the six months ended December 31, 2007 compared to $5,241,896 for the six months ended December 31, 2006. This decrease was driven by two factors. First, several large one-time sales occurred in 2006 which did not continue during 2007. Second, several of our large repeat customers experienced budgetary constraints during late 2007, and as a result, demand for safety products for these customers was lower during the six months ended December 31, 2007 when compared to the same period in the prior year.

Other revenue increased $439,959, or 38%, to $1,586,866 for the six months ended December 31, 2007 compared to $1,146,907 for the six months ended December 31, 2006. This increase was primarily attributable to an agreement to sponsor a seminar for one of our customers. Revenue from this event was approximately $343,000 during the 2007 period with no corresponding transaction during the prior year.

Cost and expenses. Cost and expenses were $8,035,032 for the three months ended December 31, 2007 compared to $8,597,942 for the three months ended December 31, 2006, a decrease of $562,910, or 7%. A primary driver behind these decreases was the comprehensive restructuring effort the Company initiated in late September, 2007, as part of its overall profitability recovery plan.  The restructuring involved more than a 21% reduction in staff effective September 28, 2007, along with plans to further reduce expenses associated with capital expenditures, travel and entertainment, sales commissions, outside contractors, employee benefits and online advertising.

Royalty, printing, delivery and communications costs decreased $438,028, or 15%, to $2,536,339 for the six months ended December 31, 2007 compared to $2,974,367 for the six months ended December 31, 2006. This decrease was partially the result of lower royalties paid and lower delivery costs incurred as a result of the decrease in single event sales for the second quarter of fiscal 2008 as discussed above. These reductions were partially offset by higher broadcast costs in fiscal 2008 related to a greater number of live broadcast events.

Selling, general and administrative, excluding salaries and benefits, increased $578,958, or 16%, to $4,227,172 for the six months ended December 31, 2007 compared to $3,648,214 for the six months ended December 31, 2006. This increase was primarily attributable to $1,250,000 in expense incurred during the 2007 period for consultants who provided the Company with investor communications and public relations with existing shareholders, brokers, dealers, and other investment professionals. In addition, the consultants assisted the Company in raising capital and enhancing the market recognition of the Company. This increase was partially offset by a decrease in overhead and support costs related to the 2007 reduction in work force.

Other income (expense).  Net other expense decreased $4,786,320, or 75%, to $1,560,553 for the six months ended December 31, 2007 compared to $6,346,873 for the six months ended December 31, 2006, primarily the result of several significant items which occurred in the 2006 period for which there was no corresponding amount in the comparable 2007 period. The most significant portion of this decrease was attributable to the recording of $3,725,166 of debt discount on a note payable in the 2006 period. This discount represented a beneficial conversion feature on the note payable which was expensed during the 2006 period as the note became due. The loss on refinancing of debt relates to preferred stock issued to Palisades to subordinate its convertible debt security interest to Laurus. The preferred stock was valued at $1,960,000 and was recorded in July, 2006 as a debt discount and expensed immediately as the debt was due currently. This was offset by a gain on the forfeiture of warrants by Palisades of $326,160. Finally, the aforementioned decreases were partially offset by the loss in non-consolidated affiliate during the 2007 period of $128,028 which was not recognized during the comparable period during 2006.

Liquidity and Capital Resources

The Company’s working capital needs have historically been satisfied through financing activities including private loans, third-party and related-party debt, and raising capital through equity investments from accredited investors. Historically, the primary uses of cash for TWL have been working capital requirements and the repayment of debt obligations.

Since inception, TWL has incurred significant net losses from operations, with an accumulated deficit as of December 31, 2007 of $85,824,923. Currently, we do not have an established source of revenues sufficient to cover our operating costs to allow us to continue as a going concern.  We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations.  There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  This raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2007, TWL had cash and cash equivalents of $400,806, and working capital (measured by current assets less current liabilities) was a deficit of $17,937,629.

During the quarter, the Company raised $1,000,000 through the issuance of equity and subordinated debt. The proceeds were used for general working capital purposes. Due to the seasonality of our business, we will continue to require additional third party investments to support its short term working capital needs.

As a professional services organization, we are not capital intensive.  Capital expenditures historically have been for computer-aided instruction, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth, and are currently being kept to a minimum.

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

Net cash used in operating activities totaled $2,359,602 for the six months ended December 31, 2007, an increase of $388,997 compared to the same period in 2006.  This change was primarily driven by a $4,899,367 improvement in net loss in 2007, which was more than offset by a reduction in 2007 in non-cash operating charges of $4,634,381 and a $871,072 decrease in accounts payable and accrued expenses in the 2007 period when compared to 2006, largely the consequence of liabilities remaining stable in fiscal 2008 and by utilizing the cash from the equity and debt issuances to pay vendor and other operating obligations.

Net cash used in investing activities totaled $74,828 for the six months ended December 31, 2007, as compared to $21,666 used during the six months ended December 31, 2006, which are attributable to capital expenditures in the normal course of business.

Net cash provided by financing activities totaled $1,486,839 for the six months ended December 31, 2007, a $1,929,988 decrease compared to the same period in 2006.  Net borrowings on the line of credit decreased $1,526,533 during 2007 when compared to the same period in 2006, due to the availability of cash through another source as noted below. In addition, borrowings under note payable arrangements decreased $1,978,574 to $521,426 in 2007 from $2,500,000 in 2006.  These decreases were partially offset by the issuance of additional shares of common stock for cash that resulted in gross proceeds of $1,790,000 in 2007.  There were no issuances of common stock in the comparable 2006 period.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that will have a current or future effect on our financial condition, revenues, operating results, liquidity or capital expenditures.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure  controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, together with other members of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that the disclosure controls and procedures were effective.

(b)  Changes In Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

In July 2007, the Company issued 150,000 shares of common stock, at a price of $1.40 per share, in exchange for professional services.

In September 2007, the Company issued 166,667 shares of common stock, at a fair value of $1.00 per share, to a former Executive Vice President of the Company in lieu of compensation that would have otherwise been owed under an employment agreement.

In October 2007, the Company issued 1,250,000 shares of common stock, at a price of $1.00 per share, in exchange for professional services.

In October 2007, the Company issued 833,334 shares of common stock, at a price of $0.60 per share, to investors in exchange for cash.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5.  OTHER INFORMATION

On December 12, 2007, the Company effected a one-for-twenty reverse stock split to common shareholders, along with a migratory merger that relocated the Company’s state of incorporation from Utah to Nevada.  Both the reverse stock split and the migratory merger were approved on October 18, 2007 by the Board of Directors and by written consent by the holders of a majority of TWL’s outstanding common stock.

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

TWL CORPORATION

February 14, 2008	By:	/s/ Dennis J. Cagan
Dennis J. Cagan
Chief Executive Officer

February 14, 2008	By:	/s/ Patrick R. Quinn
Patrick R. Quinn
Chief Financial Officer