Form 10QSB
period 2008-03-31
TWL CORP
filed 2008-05-15
CIK 101704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

As of April 30, 2008, 15,043,902 shares of the issuer’s common stock were outstanding.

TWL Corporation and Subsidiaries

Throughout this report, we refer to TWL Corporation, together with its subsidiaries, as “we”, “us”, “our company”, “TWL” or “the Company.”

THIS FORM 10-QSB FOR THE NINE MONTHS ENDED MARCH 31, 2008, CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS ABOUT THE CONTINUED STRENGTH OF OUR BUSINESS AND OPPORTUNITIES FOR FUTURE GROWTH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECT”, “PLAN”, “INTEND”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “PREDICT”, “POTENTIAL” OR “CONTINUE”, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. WE BELIEVE THAT OUR EXPECTATIONS ARE REASONABLE AND ARE BASED ON REASONABLE ASSUMPTIONS.  HOWEVER, SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE RISKS AND UNCERTAINTIES.

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

TWL Corporation and Subsidiaries

TWL Corporation and Subsidiaries
Consolidated Balance Sheet

March 31,
2008
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$471,573
Accounts receivable, net of allowance for doubtful accounts of $444,123	2,350,467
Inventory, net	759,564
Prepaid expenses and other current assets	568,808
Total current assets	4,150,412
Property and equipment, net	9,148,257
Loan origination costs, net	856,101
Other assets	124,093
Total assets	$14,278,863

Liabilities and stockholders' deficit
Current liabilities:
Line of credit	$806,712
Notes payable, net of unamortized discount of $288,889	866,361
Notes payable - related parties, net of unamortized discount of $757,127	3,271,649
Accounts payable	4,932,542
Accrued expenses	6,466,656
Interest payable, including amount due to related parties of $1,741,726	2,102,507
Deferred revenue	4,432,556
Current portion of obligations under capital leases	1,451,732
Total current liabilities	24,330,715
Long-term liabilities:
Obligations under capital leases	9,633,789
Notes payable, net of unamortized discount of $120,371	949,143
Notes payable - related parties, net of unamortized discount of $1,702,466	2,577,535
Other long-term liabilities	58,000
Total long-term liabilities	13,218,467
Total liabilities	37,549,182
Commitments and contingencies
Stockholders' deficit
Preferred stock, 10,000,000 shares authorized, no par
Series A, 1,750,000 issued and outstanding; liquidation preference of $1.00 per share, plus accrued unpaid dividends	2,109,375
Series B, 2,800,000 shares to be issued and outstanding; liquidation preference of $1.00 per share, plus accrued unpaid dividends	6,533,333
Common stock, 750,000,000 shares authorized, $0.0001 par value; 14,643,902 shares issued and outstanding	1,464
Additional paid-in capital	56,821,329
Accumulated deficit	(88,710,773)
Other comprehensive loss	(25,047)
Total stockholders' deficit	(23,270,319)
Total liabilities and stockholders' deficit	$14,278,863

The accompanying notes are an integral part of this consolidated financial statement.

TWL Corporation and Subsidiaries
Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net:
Subscription	$2,713,409	$2,652,459	$7,935,263	$8,334,212
Single event	1,560,337	1,678,993	5,233,035	6,920,889
Production	488,748	523,192	1,468,052	1,573,886
Other	678,434	678,031	2,265,300	1,824,938
Total revenues, net	5,440,928	5,532,675	16,901,650	18,653,925
Cost and expenses:
Royalty, printing, delivery and communications costs	1,728,972	898,962	4,265,311	3,873,329
Salaries and benefits	4,162,687	5,001,331	12,967,104	13,671,674
Selling, general & administrative, excluding salaries and benefits	1,260,596	702,887	5,487,768	4,351,101
Amortization of program inventory	-	-	-	2,142,145
Depreciation & amortization	293,636	246,683	887,847	747,328
Total cost and expenses	7,445,891	6,849,863	23,608,030	24,785,577
Loss from operations	(2,004,963)	(1,317,188)	(6,706,380)	(6,131,652)
Other income (expense):
Interest, net	(440,082)	(667,575)	(1,361,768)	(5,487,267)
Interest, net - related party	(411,101)	-	(977,776)	-
Income (loss) in non-consolidated affiliate	28,679	(226,690)	(99,349)	(226,690)
Loss on refinancing of debt	-	-	-	(1,633,840)
Other income	16,867	-	72,703	106,659
Total other income (expense)	(805,637)	(894,265)	(2,366,190)	(7,241,138)
Loss before income taxes	(2,810,600)	(2,211,453)	(9,072,570)	(13,372,790)
Provision for income taxes	-	-	-	-
Net loss	$(2,810,600)	$(2,211,453)	$(9,072,570)	$(13,372,790)
Preferred stock dividends	(75,250)	(75,250)	(225,750)	(441,917)
Net loss available to common stockholders	$(2,885,850)	$(2,286,703)	$(9,298,320)	$(13,814,707)

Net loss per common share - basic and dilutive	$(0.23)	$(1.05)	$(0.83)	$(6.39)

Weighted average shares outstanding	12,808,902	2,170,776	11,140,569	2,162,676

The accompanying notes are an integral part of these consolidated financial statements.

TWL Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)

Operating activities:
Net loss	$(9,072,570)	$(13,372,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	887,720	747,715
Foreign currency translation adjustments	(10,192)	(11,631)
Amortization of program inventory	-	2,142,145
Common stock issued for services	1,626,667	129,907
Employee stock-based compensation	1,160,364	444,754
Amortization of loan origination costs	313,833	226,830
Amortization of debt discount	483,877	5,461,349
Gain on settlement of accounts payable	(55,337)	(106,659)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	288,264	(662,928)
(Increase) decrease in inventory	25,583	4,563
(Increase) decrease in prepaid expenses and other	(56,526)	(245,568)
Increase (decrease) in accounts payable and accrued expenses	(158,798)	1,815,165
Increase (decrease) in deferred revenue	542,374	692,752
Increase (decrease) in interest payable	912,441	739,490
Increase (decrease) in other liabilities	(4,750)	62,750
Net cash used in operating activities	(3,117,050)	(1,932,156)
Investing activities:
Purchases of property and equipment	(95,006)	(28,137)
Net cash used in investing activities	(95,006)	(28,137)
Financing activities:
Capital lease payments	(958,105)	(891,296)
Net borrowings (repayments) on line of credit	(253,403)	1,200,000
Borrowings under notes payable	1,560,000	3,505,342
Payments on notes payable	(603,260)	(223,088)
Loan origination costs	-	(427,000)
Proceeds from the sale of common stock	2,590,000	-
Net cash provided by financing activities	2,335,232	3,163,958
Net increase (decrease) in cash and cash equivalents	(876,824)	1,203,665
Cash and cash equivalents at beginning of period	1,348,397	181,339
Cash and cash equivalents at end of period	$471,573	$1,385,004
Supplemental disclosures of cash flow information:
Total cash paid during the period for interest	867,714	884,251
Common stock issued for conversion of notes payable	280,000	-
Common stock issued for purchase of software	3,600,000	-
Note payable issued for purchase of software	564,747	-
Liabilities assumed for the development of purchased software	272,646	-
Beneficial conversion on convertible debentures	927,582	4,319,771
Preferred stock issued for debt origination costs	-	833,333
Preferred stock reduction in conversion price for debt discount	-	375,000
Deemed dividend on preferred stock	-	250,000
Series A preferred stock issued in connection with debt transactions	234,375	3,210,000
Series A preferred stock retired in connection with debt transactions	-	(1,960,000)
Warrants issued in debt transaction	407,583	261,271
Warrants surrendered in debt transaction	-	(326,160)

The accompanying notes are an integral part of these consolidated financial statements.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
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

We operate through our primary operating subsidiary, TWL Knowledge Group, Inc., located in our 205,000 square foot digital multimedia production center in Carrollton, Texas, in the greater Dallas metropolitan area.  At this global learning center we create, distribute and archive rich media skills training courses and services for workplace learning and certification for approximately 2,000 corporate, institutional, and government customers in healthcare, industrial services, and public safety including law enforcement, fire services, emergency medical services, private security, homeland security, first responders, and other federal and state agencies.  We distribute content to our customers through a variety of learning media including satellite, Internet-based e-learning management system, PC-based simulation software platform, CD-ROM, and DVD.  Our proprietary brands include the Law Enforcement Training Network (LETN), HomelandOne, the Fire and Emergency Training Network (FETN), and others.  In our healthcare division, Trinity Workforce Learning, we participate in 16 distinct accreditations for medical-related continuing professional education and certification.  While our strategic focus is to grow our assets and operations in North America, we continue to maintain ownership positions in small operating subsidiaries in Australia.

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

The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

Net Loss per Share

Basic net loss per share amounts are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share amounts are computed by dividing net loss available to common stockholders by the weighted average number of common shares and common stock equivalents outstanding during the period.  Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss per common share.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and notes payable and the exercise of outstanding options and warrants.  As the Company incurred losses in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect.  Therefore, basic and diluted per share amounts are the same in all periods presented.  The aggregate number of common stock equivalents excluded from the diluted net loss per share calculation was 24,248,927 and 17,522,546 for the nine months ended March 31, 2008 and 2007, respectively.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
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

Stock-Based Compensation

Stock-based compensation expense for the three and nine month periods ended March 31, 2008 and 2007 is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Vested shares	$159,339	$(163,186)	$368,675	$141,826
Unvested shares	186,629	254,904	791,689	302,928
Total	$345,968	$91,718	$1,160,364	$444,754

The estimated fair value of options and warrants is amortized to expense using the straight-line method over the vesting period.  The expense for options and warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	March 31,
	2008	2007
Risk-free interest rate	3.90 - 5.01%	3.18 - 3.85%
Dividend yield	Nil	Nil
Volatility	157 - 225%	133%
Expected life	1 - 7 years	3 years

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

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

Note 2 – Going Concern Uncertainty

During the nine months ended March 31, 2008, the Company incurred a net loss of $9,072,570 and experienced a cash flow deficit from its operations in the amount of $3,117,050. As of March 31, 2008, the Company had a cash balance of $471,573 and a negative working capital balance of $20,180,303.  The negative working capital is attributable to extending payments to vendors and increased short-term borrowings. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future. During the nine months ended March 31, 2008, the Company received gross cash proceeds from the sale of its common stock of $2,590,000 and from the issuance of notes payable of $1,560,000. These proceeds are being used for general working capital purposes.

Currently, we do not have an established source of revenues sufficient to cover our operating costs to allow us to continue as a going concern.  We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  Based on our cash balance at May 1, 2008, we will not be able to sustain operations for more than one month without additional sources of funding. To meet our present and future liquidity requirements, we will continue to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, and collections on accounts receivable. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short-term or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  This raises substantial doubt about our ability to continue as a going concern.

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

Note 3 – Reverse Common Stock Split

On December 12, 2007, the Company effected a one-for-twenty reverse stock split to common shareholders. All common share and per share information referenced and presented within this filing has been retroactively adjusted to reflect the reverse stock split.

Note 4 – Notes Payable

Borrowings under notes payable arrangements, net of unamortized discount, consisted of the following:

March 31, 2008
Notes payable:
$2,500,000 of senior secured term notes due August 31, 2009, bearing interest at prime plus 3% but never less than 9% (9% interest rate as of March 31, 2008) (a)	$1,393,241
$400,000 of 9% unsecured convertible notes due January 7, 2006, convertible into common stock at $9 per share, past due	400,000
Other notes payable	22,263
Total notes payable	1,815,504
Less current maturities	866,361
Long-term notes payable	$949,143

(a)
In August 2006, the Company entered into agreements with Laurus Master Fund, Ltd., (“Laurus”), one of which provided for a secured three-year term note with a face amount of $2,500,000, and matures on August 31, 2009.  The note carries an interest rate of prime plus three percent (but never less than nine percent), and may be prepaid at any time subject to certain redemption premiums, plus accrued interest.  The note is secured by a blanket lien on all of the Company's assets and the assets of the Company's subsidiaries.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
Note 5 – Notes Payable - Related Parties

Borrowings under notes payable arrangements with related parties, net of unamortized discount, consisted of the following:
March 31, 2008
Notes payable - related parties:
$4,500,000 of 15% senior secured convertible notes due March 31, 2010 to TIGP, convertible into common stock at $0.60 per share (a)	4,500,000
$1,125,000 of 15% senior secured convertible notes due March 31, 2011 to TIGP, convertible into common stock at $0.60 per share (b)	360,592
$500,000 of 15% senior secured convertible notes due December 17, 2011 to TIGP, convertible into common stock at $0.60 per share (c)	103,122
$1,000,000 of 15% senior secured convertible notes due January 28, 2012 to TIGP, convertible into common stock at $0.60 per share (d)	181,511
$60,000 of 15% senior secured convertible notes due February 24, 2012 to TIGP, convertible into common stock at $0.60 per share (e)	9,865
$1,000,000 of non-interest bearing unsecured notes due December 31, 2011 (f)	420,317
Non-interest bearing unsecured notes due December 31, 2004, past due	22,329
8% unsecured notes payable on demand	109,972
Non-interest bearing unsecured notes payable on demand	76,476
$100,000 of non-interest bearing unsecured notes due December 31, 2006, past due	25,000
$20,000 of non-interest bearing unsecured convertible notes due December 31, 2005, convertible into common stock at $0.20 per share, past due	20,000
$20,000 of non-interest bearing unsecured convertible notes due December 31, 2006, convertible into common stock at $0.20 per share, past due	20,000
Total notes payable - related parties	5,849,184
Less current maturities	3,271,649
Long-term notes payable - related parties	$2,577,535

(a)
In March 2007, Trinity Investments GP (“TIGP”) acquired debt with a face value of $4,500,000 previously issued to Palisades Master Fund, Ltd.  The notes mature March 31, 2010, bear interest at the rate of 15% per annum, and are convertible into common stock at $0.60 per share.  The debt agreement includes an anti-dilution clause such that incremental shares may be issuable in future financing transactions.  The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc.  In April 2007, the board of directors of the Company appointed Laird Q. Cagan (Mr. Cagan) as a director of the Company. Effective May 2008, Mr. Cagan was appointed Chairman of the Board of Directors. Mr. Cagan is the general partner of TIGP, and he is the cousin of Dennis J. Cagan, the Company’s Vice Chairman.

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

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

(c)
In November 2007, the Company entered into a debt financing transaction with TIGP, in which the Company issued $500,000 of convertible debentures. The notes mature December 17, 2011, bear interest at the rate of 15% per annum, and are convertible into common stock at $0.60 per share. The convertible debentures were issued with four year warrants to purchase 333,333 shares of common stock at $0.60 per share. The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc. The Company recorded the fair value of the warrants as a debt discount of $130,636 and is amortizing this discount to interest over the life of the debt. Additionally, a beneficial conversion feature of $297,302 was recorded and is being amortized to interest over the life of the debt.

(d)
In January 2008, the Company entered into a debt financing transaction with TIGP, in which the Company issued $1,000,000 of convertible debentures. The notes mature January 28, 2012, bear interest at the rate of 15% per annum, and are convertible into common stock at $0.60 per share. The convertible debentures were issued with four year warrants to purchase 666,667 shares of common stock at $0.60 per share. The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc. The Company recorded the fair value of the warrants as a debt discount of $261,271 and is amortizing this discount to interest over the life of the debt. Additionally, a beneficial conversion feature of $594,605 was recorded and is being amortized to interest over the life of the debt.

(e)
In February 2008, the Company entered into a debt financing transaction with TIGP, in which the Company issued $60,000 of convertible debentures. The notes mature February 24, 2012, bear interest at the rate of 15% per annum, and are convertible into common stock at $0.60 per share. The convertible debentures were issued with four year warrants to purchase 40,000 shares of common stock at $0.60 per share. The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc. The Company recorded the fair value of the warrants as a debt discount of $15,676 and is amortizing this discount to interest over the life of the debt. Additionally, a beneficial conversion feature of $35,676 was recorded and is being amortized to interest over the life of the debt.

(f)
In February 2008, the Company entered into an agreement to purchase software owned by Divergent Entertainment, Inc. (DEI) from Daniel Hammett (Mr. Hammett), the sole shareholder of DEI. Along with other consideration as noted below, the Company agreed to pay Mr. Hammett $1,000,000 to be distributed over a period of four years in quarterly installments. The final payment is due December 31, 2011 and the note is non-interest bearing. The Company recorded imputed interest as a debt discount of $435,253 and is amortizing this discount to interest over the life of the debt. In February 2008, the board of directors of the Company appointed Mr. Hammett as a director of the Company.

Other consideration for the purchase of software included the issuance of 2,000,000 shares of common stock valued at $3,600,000 and the assumption of liabilities for the development of the software of $272,646. This purchase will provide the Company with both a new product (first product release is anticipated to be in May 2008) as well as an important new delivery platform that is anticipated to augment the Company’s current online LMS, satellite television, and media (DVD, VHS) distribution technologies.

The new delivery platform is an advanced PC-based simulation software application, specifically designed to deliver professional quality and performance in skills training, practice and testing, in a quasi-virtual reality environment, at a reasonable price. The initial product to be launched using this cutting-edge technology is planned to be Firefighter: Everybody Goes Home™.  This PC-based simulation product will simulate drills and real-life firefighting scenarios.  The Company anticipates that such training in a safe, PC-based environment will not only augment firefighters’ live training exercises, but will also reduce live training time, expense and injury.  The Company anticipates that Firefighter: Everybody Goes Home™ will be a valuable complement to its current firefighter training products offered through the Company’s Fire & Emergency Training Network.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
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

In March 2008, the Company entered into an overadvance agreement with Laurus, which allows the Company to borrow up to $500,000 in addition to the maximum amount allowed by the borrowing base computations on the line of credit. The overadvance amount is reduced by $25,000 per month from October 2008 through July 2009. A lump sum payment of $225,000 is due on August 1, 2009. The overadvance carries the same interest rate as the line of credit.

As of March 31, 2008, the balance on the line of credit totaled $806,712, and carried an interest rate of 9%.

Note 7 – Stock Option Plan

As of March 31, 2008, an aggregate of 100,000,000 shares of common stock were authorized for issuance pursuant to the Company’s 2002 Stock Plan (the “Plan”). The Plan allowed for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 150,000 shares, plus (b) an annual 25,000 increase to be added on the last day of each fiscal year beginning in 2003 unless a lesser amount is determined by the board of directors. The Plan became effective with its adoption and remains in effect for ten years unless terminated earlier. On December 30, 2003, the board of directors amended the Plan to allow for a maximum aggregate number of shares that may be optioned and sold under the plan of (a) 300,000 shares, plus (b) an annual 50,000 increase to be added on the last day of each fiscal year beginning in 2004 unless a lesser amount is determined by the board of directors. Options granted under the plan vest pro rata over a 48 month period and are typically issued with a four to seven year term.  In some cases, selected officers and directors have been given accelerated vesting schedules.

The Company issued stock options to employees, officers and directors, and the following schedule summarizes the activity for the nine months ended March 31, 2008:
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at June 30, 2007	3,546,507	$1.80
Granted	1,323,822	1.21
Exercised	-	-
Canceled / forfeited	(164,697)	2.35
Outstanding at March 31, 2008	4,705,632	$1.62

Exercisable at March 31, 2008	1,841,003	$2.11

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

The following schedule summarizes stock option information as of March 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Yrs)	Number of Options Exercisable	Weighted Average Exercise Price
$1.00 - 1.80	4,406,694	$1.29	7	1,550,205	$1.28
3.20 - 5.40	185,386	4.11	3	177,258	4.13
10.00 - 15.00	108,450	10.00	2	108,540	10.00
17.00 - 20.00	5,102	17.00	2	5,000	17.00
	4,705,632	$1.62		1,841,003	$2.11

Note 8 – Warrants

The Company has issued warrants for purchase of its common stock to investors and service providers in connection with its financing activities. The activity for the nine months ended March 31, 2008, and the principal terms of the warrants are summarized below:
	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	2,250,884	$5.90
Granted	1,040,000	0.60
Exercised	-	-
Canceled / forfeited	(1,483,006)	2.94
Outstanding at March 31, 2008	1,807,878	$5.27

The following schedule summarizes warrant information as of March 31, 2008:

Range of Exercise Price	Number of Warrants Outstanding	Weighted Average Exercise Price	Exercisable Through
$0.60	1,040,000	$0.60	June 2008 - February 2012
5.00 - 5.40	407,963	5.18	July 2008 - July 2010
6.20	7,500	6.20	August 2008
16.20 - 20.00	352,415	19.14	August 2009 - October 2010

	1,807,878	$5.27

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

Note 9 – Common Stock and Preferred Stock

During November 2007, the Company executed a migratory merger effectively relocating the Company’s state of incorporation from Utah to Nevada. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $0.0001 par value common stock.

Common Stock:

In February 2008, the Company issued 2,000,000 shares of common stock valued at $3,600,000 as partial consideration for the purchase of certain software.

For the nine months ended March 31, 2008, the Company sold 3,783,334 shares of common stock at an average price of approximately $0.68 per share and received gross proceeds of $2,590,000.

Also during the nine months ended March 31, 2008, a note holder converted $280,000 into 466,667 common shares, and the Company issued 1,400,000 shares of common stock, with a fair value of $1,460,000, in exchange for professional services.

In conjunction with the resignation of Doug Cole, former Executive Vice President, on September 5, 2007, the Company issued 166,667 shares of common stock, at a fair value of $1.00 per share, for consideration of $166,667 in lieu of compensation that would have otherwise been owed to Mr. Cole under a three-year employment agreement entered on February 1, 2006.

Preferred Stock:

In March 2008, the Company issued 250,000 Series A preferred shares to Laurus as consideration for the overadvance under the Company’s line of credit agreement. The Series A preferred are convertible into common shares at $1.60 per share.

During April 2007, the Company executed an agreement to exchange 2,800,000 Series B preferred shares for the return of 2,800,000 Series A preferred shares. The Series A preferred shares bear 7% per annum cumulative dividends and are convertible into common shares at $1.60 per share.  The Series B preferred shares bear 7% cumulative dividends and are convertible into common shares at $0.60 per share.  The Series A and Series B shares are non-voting.  Dividends accrued but not paid on the Series A and B shares totaled $492,917 as of March 31, 2008.

Note 10 – Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net loss	$(2,810,600)	$(2,211,453)	$(9,072,570)	$(13,372,790)
Foreign currency translation gain (loss)	(6,080)	(3,746)	(10,192)	(11,631)
Comprehensive loss	$(2,816,680)	$(2,215,199)	$(9,082,762)	$(13,384,421)

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

Note 11 – Commitments and Contingencies

In the ordinary course of business, TWL Corporation or its subsidiaries may be named a party to various claims and/or legal proceedings.  Neither TWL Corporation nor its subsidiaries have been named in and are not aware of any matters which will result, either individually or in the aggregate, in a material adverse effect upon their financial condition or results of operations.

Note 12 – Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective July 1, 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note 13 – Subsequent Events

In April 2008, the Company announced the layoff of 43 full-time employees and 5 part-time employees effective April 14, 2008. The layoff was the result of the Company’s comprehensive restructuring effort as part of its overall profitability recovery plan.

In April 2008, the Company entered into a debt financing transaction with TIGP, a related party, in which the Company issued $500,000 of convertible debentures. The debentures mature in April 2012, bear interest at a rate of 15% per annum, and are convertible into common stock at $0.60 per share. The notes are secured by all of the Company’s assets (in junior position to Laurus), as well as the assets of its wholly-owned subsidiary, TWL Knowledge Group, Inc.

TWL Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

In April 2008, the Company issued 400,000 shares of common stock, at a price of $1.00 per share, to investors for cash.

In May 2008, the Company announced the resignations of Douglas Cole, William Jobe, and David Batstone from the Board of Directors. The Company also announced the appointment of Mary Losty to the Board of Directors.

In May 2008, the Company announced the appointment of Laird Cagan as Chairman of the Board of Directors, Phyllis Farragut as Chief Executive Officer, Daniel Hammett as President and Dennis Cagan as Vice Chairman.

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

In February 2008, we entered into an agreement to purchase software owned by Divergent Entertainment, Inc. (DEI) from Daniel Hammett (Mr. Hammett), the sole shareholder of DEI. This purchase will provide the Company with both a new product (first product release is anticipated to be in May 2008) as well as an important new delivery platform that is anticipated to augment the Company’s current online LMS, satellite television, and media (DVD, VHS) distribution technologies.

The new delivery platform is an advanced PC-based simulation software application specifically designed to deliver professional quality and performance in skills training, practice and testing, in a quasi-virtual reality environment, at a reasonable price. The initial product to be launched using this cutting-edge technology is planned to be Firefighter: Everybody Goes Home™.  This PC-based simulation product will simulate drills and real-life firefighting scenarios.  The Company anticipates that such training in a safe, PC-based environment will not only augment firefighters’ live training exercises, but will also reduce live training time, expense and injury.  The Company anticipates that Firefighter: Everybody Goes Home™ will be a valuable complement to its current firefighter training products offered through the Company’s Fire & Emergency Training Network.

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

Other income (expense)

Other income (expense) consists of the sum of interest expense (including related party), income (loss) in non-consolidated affiliate, loss on refinancing of debt, and other income.  Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under notes payable and credit line obligations. Income (loss) in non-consolidated affiliate relates to a 50%-owned joint venture in which we have significant influence and therefore record our proportionate share of equity income or losses.  We entered into the joint venture agreement in November 2006, with operations beginning in February 2007. Loss on refinancing of debt relates to the fiscal 2007 write-off of debt discount on the Palisades convertible debt instrument in connection with the Laurus financing offset by gains recognized on the forfeiture of warrants.

Results of Operations

The following table summarizes the financial results of the Company for the three and nine months ended March 31, 2008 and 2007:

	Three months ended				Nine months ended
	March 31,		2008-2007		March 31,		2008-2007
	2008	2007	Change	Percent	2008	2007	Change	Percent

Revenues, net	$5,440,928	$5,532,675	$(91,747)	-2%	$16,901,650	$18,653,925	$(1,752,275)	-9%
Cost and expenses	7,445,891	6,849,863	596,028	9%	23,608,030	24,785,577	(1,177,547)	-5%
Other income (expense)	(805,637)	(894,265)	88,628	-10%	(2,366,190)	(7,241,138)	4,874,948	-67%
Net loss	$(2,810,600)	$(2,211,453)	$(599,147)	27%	$(9,072,570)	$(13,372,790)	$4,300,220	-32%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues, net. Revenues, net were $5,440,928 for the three months ended March 31, 2008 compared to $5,532,675 for the three months ended March 31, 2007, a decrease of $91,747, or 2%, primarily attributable to a decrease in single event revenue.

Single event revenue decreased $118,656, or 7%, to $1,560,337 for the three months ended March 31, 2008 compared to $1,678,993 for the three months ended March 31, 2007. This decrease was primarily attributable to budgetary constraints during 2008 of several large repeat customers that resulted in lower safety product sales when compared to the prior year. There was also a slight decrease in demand for private security training.

Cost and expenses. Cost and expenses were $7,445,891 for the three months ended March 31, 2008 compared to $6,849,863 for the three months ended March 31, 2007, an increase of $596,028, or 9%. Increases in royalty, printing, delivery and communications costs as well as selling, general and administrative costs, excluding salaries and benefits, were partially offset by a decrease in salaries and benefits.

Royalty, printing, delivery and communication costs increased $830,010, or 92%, to $1,728,972 for the three months ended March 31, 2008 compared to $898,962 for the three months ended March 31, 2007. This increase was primarily attributable to higher royalties paid for third party sales and higher printing costs associated with single event sales.

Selling, general and administrative, excluding salaries and benefits, increased $557,709, or 79%, to $1,260,596 for the three months ended March 31, 2008 compared to $702,887 for the three months ended March 31, 2007. This increase was primarily attributable to an increase in third party consulting costs for accounting related matters as well as additional legal fees for trade vendor matters. The remaining increase was due to incremental increases in property taxes and insurance.

Salaries and benefits decreased $838,644, or 17%, to $4,162,687 for the three months ended March 31, 2008 compared to $5,001,331 for the three months ended March 31, 2007, due in large part to the reduction in work force that took place in late September 2007.

Other income (expense).  Net other expense decreased $88,628, or 10%, to $805,637 for the three months ended March 31, 2008 compared to $894,265 for the three months ended March 31, 2007. This decrease was primarily attributable to an improvement in the loss from non-consolidated affiliate which was partially offset by an increase in interest expense.

For the three months ended March 31, 2008, we recognized income in the non-consolidated affiliate of $28,679 compared to a loss of $226,690 recognized for the three months ended March 31, 2007. As a result, we experienced a $255,369 improvement in income from the non-consolidated affiliate when compared to the prior period. This change was driven by the timing of a reduction in joint venture agreement costs during the three months ended March 31, 2008 compared to the prior period.

Interest expense, net (including related party) increased $183,608, or 28%, to $851,183 for the three months ended March 31, 2008 compared to $667,575 for the three months ended March 31, 2007. The increase was attributable to the larger outstanding notes payable balance as of March 31, 2008 as compared to March 31, 2007.

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

Revenues, net. Revenues, net were $16,901,650 for the nine months ended March 31, 2008 compared to $18,653,925 for the nine months ended March 31, 2007, a decrease of $1,752,275, or 9%.  Decreases in subscription, single event and production revenue were partially offset by an increase in other revenue.

Subscription revenue decreased $398,949, or 5%, to $7,935,263 for the nine months ended March 31, 2008 compared to $8,334,212 for the nine months ended March 31, 2007. This decrease was primarily the result of lower renewal rates for our healthcare and government customers.

Single event revenue decreased $1,687,854, or 24%, to $5,233,035 for the nine months ended March 31, 2008 compared to $6,920,889 for the nine months ended March 31, 2007. This decrease was driven by two factors. First, several large one-time sales occurred during the latter part of 2006 which did not continue during 2007 and 2008. Second, several of our large repeat customers experienced budgetary constraints during the latter part of 2007 that continued into 2008, and as a result, demand for safety products from these customers was lower during the nine months ended March 31, 2008 when compared to the prior period.

Production revenue decreased $105,834, or 7%, to $1,468,052 for the nine months ended March 31, 2008 compared to $1,573,886 for the nine months ended March 31, 2007. This decrease was attributable to lower studio rental revenue due to fewer third party inquiries and a decrease in the seasonal volume of studio bookings for educational and advertising programs.

Other revenue increased $440,362, or 24%, to $2,265,300 for the nine months ended March 31, 2008 compared to $1,824,938 for the nine months ended March 31, 2007. This increase was primarily attributable to an agreement to sponsor a seminar for one of our customers. Revenue from this event was approximately $343,000 during fiscal 2008 with no corresponding transaction in the prior period.

Cost and expenses. Cost and expenses were $23,608,030 for the nine months ended March 31, 2008 compared to $24,785,577 for the nine months ended March 31, 2007, a decrease of $1,177,547, or 5%. Decreases in the amortization of program inventory and salaries and benefits were partially offset by increases in royalty, printing, delivery and communication costs as well as selling, general and administrative, excluding salaries and benefits.

During fiscal 2007, the Company recognized expense of $2,142,145 for the complete amortization of previously unamortized program inventory. There was no corresponding write-off during fiscal 2008.

Salaries and benefits decreased $704,570, or 5%, to $12,967,104 for the nine months ended March 31, 2008 compared to $13,671,674 for the nine months ended March 31, 2007. This decrease was primarily attributable to the reduction in work force that took place in late September 2007.

Royalty, printing, delivery and communication costs increased $391,982, or 10%, to $4,265,311 for the nine months ended March 31, 2008 compared to $3,873,329 for the nine months ended March 31, 2007. This increase was due to increased communication costs for internet and broadcast operations as well as higher royalties paid for third party product sales.

Selling, general and administrative, excluding salaries and benefits, increased $1,136,667, or 26%, to $5,487,768 for the nine months ended March 31, 2008 compared to $4,351,101 for the nine months ended March 31, 2007. This increase was primarily attributable to approximately $1,250,000 in expenses incurred during the current period to consultants who provided the Company with investor communications and public relations with existing shareholders, brokers, dealers, and other investment professionals. In addition, the consultants assisted the Company in raising capital and enhancing the market recognition of the Company. This increase was partially offset by a decrease in overhead and support costs related to the reduction in work force that took place in September 2007.

Other income (expense).  Net other expense decreased $4,874,948, or 67%, to $2,366,190 for the nine months ended March 31, 2008 compared to $7,241,138 for the nine months ended March 31, 2007, primarily the result of several significant items which occurred in the prior period for which there was no corresponding amount in the comparable current period.

Net interest expense decreased $3,147,723, or 57%, to $2,339,544 for the nine months ended March 31, 2008 compared to $5,487,267 for the nine months ended March 31, 2007. The most significant portion of this decrease was attributable to the recording of $3,725,166 of debt discount on a note payable in September 2006. This discount represented a beneficial conversion feature on the note payable which was expensed as the note became due. This decrease was partially offset by an increase in interest expense (including related party but excluding the debt discount noted above) of $577,443 due to increased notes payable balances.

The loss on refinancing of debt relates to preferred stock issued to Palisades to subordinate its convertible debt security interest to Laurus. The preferred stock was valued at $1,960,000 and was recorded in July 2006 as a debt discount and expensed immediately as the debt was due currently. This was partially offset by a gain on the forfeiture of warrants by Palisades of $326,160.

Liquidity and Capital Resources

The Company’s working capital needs have historically been satisfied through financing activities including private loans, third-party and related-party debt, and raising capital through equity investments from accredited investors. Historically, the primary uses of cash for TWL have been working capital requirements and the repayment of debt obligations.

Since inception, TWL has incurred significant net losses from operations, with an accumulated deficit as of March 31, 2008 of $88,710,773. Currently, we do not have an established source of revenues sufficient to cover our operating costs to allow us to continue as a going concern.  We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, conversion of outstanding loans and payables into common stock, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations.  There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  This raises substantial doubt about our ability to continue as a going concern.

As of March 31, 2008, TWL had cash and cash equivalents of $471,573, and working capital (measured by current assets less current liabilities) was a deficit of $20,180,303.

During the quarter, the Company raised $1,860,000 through the issuance of equity and subordinated debt. The proceeds were used for general working capital purposes. Due to the seasonality of our business, we will continue to require additional third party investments to support its short term working capital needs.

As a professional services organization, we are not capital intensive.  Historically, capital expenditures have been for computer-aided instruction, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth. However, during the quarter, we entered into an agreement to purchase software which will provide the Company with both a new product (first product release is anticipated to be in May 2008) as well as an important new delivery platform that is anticipated to augment the Company’s current online LMS, satellite television, and media (DVD, VHS) distribution technologies.

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

Net cash used in operating activities totaled $3,117,050 for the nine months ended March 31, 2008, an increase of $1,184,894 compared to the prior period.  This increase was driven by a reduction in non-cash operating charges of $4,627,478 and a $1,973,963 change in accounts payable and accrued expenses, both when comparing the fiscal 2008 change to that of the prior period. The change in accounts payable and accrued expenses was attributed to liabilities generally remaining stable in fiscal 2008 by utilizing the cash from the equity and debt issuances to pay vendor and other obligations, whereas in fiscal 2007, vendor and other obligations were extended due to cash constraints. Partially offsetting these two items was a $4,300,220 improvement in net loss in 2008 as well as an improvement of $951,192 in the collection of accounts receivable during fiscal 2008 as compared to fiscal 2007, driven by the Company’s effort to reduce the amount of aged customer account balances during fiscal 2008.

Net cash used in investing activities totaled $95,006 for the nine months ended March 31, 2008, as compared to $28,137 used during the nine months ended March 31, 2007. This is attributable to capital expenditures in the normal course of business.

Net cash provided by financing activities totaled $2,335,232 for the nine months ended March 31, 2008, a decrease of $828,726 compared to the prior period. Net repayments on the line of credit totaled $253,403 for the nine months ended March 31, 2008 as compared to net borrowings of $1,200,000 during the prior period. In addition, borrowings under notes payable arrangements decreased $1,945,342 to $1,560,000 in fiscal 2008 from $3,505,342 in fiscal 2007. The decreases in draws on the line of credit and new notes payable issuances were the result of the availability of cash through the sale of common stock, which generated gross proceeds of $2,590,000 in fiscal 2008. There were no issuances of common stock in the comparable period in fiscal 2007.

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

Our Chief Executive Officer and Chief Financial Officer, together with other members of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that the disclosure controls and procedures were effective.

(b)  Changes In Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

In February 2008, the Company issued 2,000,000 shares of common stock valued at $3,600,000 as partial consideration for the purchase of certain software.

In March 2008, the Company issued 800,000 shares of common stock, at a price of $1.00 per share, to investors in exchange for cash.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

31.1	Certification of Periodic Financial Reports by Phyllis Farragut, the Company’s Chief Executive Officer, in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Periodic Financial Reports by Patrick R. Quinn, the Company’s Chief Financial Officer, in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Periodic Financial Reports by Phyllis Farragut, the Company’s Chief Executive Officer, in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

32.2	Certification of Periodic Financial Reports by Patrick R. Quinn, the Company’s Chief Financial Officer, in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

* Filed Herewith

SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWL CORPORATION

May 15, 2008	By:	/s/ Phyllis Farragut Phyllis Farragut Chief Executive Officer

May 15, 2008	By:	/s/ Patrick R. Quinn Patrick R. Quinn Chief Financial Officer